Form 10-Q
period 2019-09-30
Oaktree Acquisition Corp.
filed 2019-11-12
CIK 1773751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 20,125,000 Class A ordinary shares, par value $0.0001, and 5,031,250 Class B ordinary shares, par value $0.0001, were issued and outstanding.

OAKTREE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2019 (Unaudited)	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from April 9, 2019 (inception) through September 30, 2019	3

	Unaudited Condensed Statement of Cash Flows for the period from April 9, 2019 (inception) through September 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OAKTREE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(UNAUDITED)

Assets
Current assets:
Cash	$1,781,500
Prepaid expenses	177,350

Total current assets	1,958,850
Cash equivalents and marketable securities held in Trust Account	202,135,983

Total Assets	$204,094,833

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$474,696
Accrued expenses - related party	24,839
Accounts payable	475,612
Note payable - related party	61,720

Total current liabilities	1,036,867

Deferred underwriting commissions	7,043,750
Deferred legal fees	150,000

Total Liabilities	8,230,617

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 19,086,421 shares subject to possible redemption at $10.00 per share	190,864,210

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,038,579 shares issued and outstanding (excluding 19,086,421 shares subject to possible redemption)	104
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding	503
Additional paid-in capital	4,579,960
Retained earnings	419,439

Total Shareholders’ Equity	5,000,006

Total Liabilities and Shareholders’ Equity	$204,094,833

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2019	For the Period From April 9, 2019 (inception) through September 30, 2019
General and administrative expenses	$449,938	$466,544

Loss from operations	(449,938)	(466,544)
Interest earned on marketable securities held in Trust Account	885,983	$885,983

Net income	$436,045	$419,439

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	20,125,000

Basic and diluted net income per share, Class A	$0.04	$0.04

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	5,031,250

Basic and diluted net loss per share, Class B	$(0.09)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For The Period From April 9, 2019 (inception) through September 30, 2019
	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - April 9, 2019 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor	-	-	5,031,250	503	24,497	-	25,000
Net loss	-	-	-	-	-	(16,606)	(16,606)

Balance - June 30, 2019 (unaudited)	-	$-	5,031,250	$503	$24,497	$(16,606)	$8,394

Sale of units in initial public offering, gross	20,125,000	2,013	-	-	201,247,987	-	201,250,000
Offering costs	-	-	-	-	(11,855,223)	-	(11,855,223)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,025,000	-	6,025,000
Shares subject to possible redemption	(19,086,421)	(1,909)	-	-	(190,862,301)	-	(190,864,210)
Net income	-	-	-	-	-	436,045	436,045

Balance - September 30, 2019 (unaudited)	1,038,579	$104	5,031,250	$503	$4,579,960	$419,439	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Period From April 9, 2019 (inception) through September 30, 2019
Cash Flows from Operating Activities:
Net income	$419,439
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(885,983)
Changes in operating assets and liabilities:
Prepaid expenses	(177,350)
Accrued expenses	361,200
Accounts payable	50,655
Accrued expenses - related party	24,839

Net cash used in operating activities	(207,200)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(201,250,000)

Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	201,250,000
Proceeds received from private placement	6,025,000
Payment of offering costs	(4,036,300)

Net cash provided by financing activities	203,238,700

Net increase in cash	1,781,500

Cash - beginning of the period	-

Cash - end of the period	$1,781,500

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$113,496
Offering costs included in accounts payable	$424,957
Offering costs included in note payable - related party	$61,720
Deferred underwriting commissions in connection with the initial public offering	$7,043,750
Deferred legal fees in connection with the initial public offering	$150,000
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Value of Class A ordinary shares subject to possible redemption	$190,864,210

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from April 9, 2019 (inception) through September 30, 2019 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Oaktree Acquisition Holdings, L.P., a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 17, 2019. On July 22, 2019, the Company consummated its Initial Public Offering of 20,125,000 units (the “Units”), including 2,625,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $201.25 million, and incurring offering costs of approximately $11.8 million, inclusive of approximately $7.04 million in deferred underwriting commissions (Note 5).

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

The Company will provide the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted prior to the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party, including any vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 9, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

Liquidity

As of September 30, 2019, the Company had approximately $1.8 million in its operating bank account, working capital of approximately $922,000, and approximately $886,000 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor to cover the Company’s expenses in connection with the Initial Public Offering. In addition, the Sponsor advanced approximately $62,000 to the Company to cover for offering expenses. The Company has not repaid this advance from the Sponsor. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $17,000 in cash equivalents held in the Trust Account as of September 30, 2019.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2019, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering, and were charged to shareholders’ equity upon the completion of the Initial Public Offering on July 22, 2019.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 19,086,421 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 4,016,667 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in a total of approximately $886,000 for each of the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the periods.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 3—Initial Public Offering

On July 22, 2019, the Company sold 20,125,000 Units, including 2,625,000 Over-Allotment Units, at a price of $10.00 per Unit, generating gross proceeds of $201.25 million, and incurring offering costs of approximately $11.8 million, inclusive of approximately $7.04 million in deferred underwriting commissions (see Note 5).

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

In April 2019, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 4,312,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). On June 26, 2019, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 4,312,500 to 5,031,250. All share amounts have been retroactively restated to reflect the share capitalization. The Sponsor had agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would have represented 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in full on July 22, 2019; thus, the Founder Shares are no longer subject to forfeiture.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, on July 22, 2019 the Company sold 4,016,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $6.03 million. Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. Certain of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Expense Reimbursement Agreement

Prior to the closing of the Initial Public Offering, the Sponsor agreed, pursuant to an expense reimbursement agreement (the “Expense Reimbursement Agreement”), to advance the Company up to $300,000 to pay for a portion of the expenses incurred in connection with the Initial Public Offering. As of September 30, 2019, the Sponsor advanced approximately $62,000 to the Company under the Expense Reimbursement Agreement. The Company has not repaid this advance from the Sponsor.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $25,000 in expenses in connection with such services during the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019 as reflected in the accompanying unaudited condensed statements of operations.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $150,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of September 30, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed balance sheet.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2019, there were 20,125,000 Class A ordinary shares issued and outstanding, including 19,086,421 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 26, 2019, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 4,312,500 to 5,031,250. All share amounts have been retroactively restated to reflect the share capitalization. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of September 30, 2019, there were 5,031,250 Class B ordinary shares outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans. Any conversion of Class B ordinary shares will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019, no preference shares were issued or outstanding.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$202,118,976	$-	$-
Cash equivalents - money market funds	17,007	-	-

	$202,135,983	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Results of Operations

Our entire activity since inception through September 30, 2019 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of approximately $436,000, which consisted of approximately $886,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $450,000 in general and administrative costs.

For the period from April 9, 2019 (inception) through September 30, 2019, we had net income of approximately $419,000, which consisted of approximately $886,000 in interest earned on investments and marketable securities held in the Trust Account, offset by approximately $467,000 in general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $1.8 million in our operating bank account, working capital of approximately $922,000, and approximately $886,000 of interest income available in the Trust Account to pay for our tax obligations, if any.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $62,000 to us for offering expenses. We have not repaid this advance from our Sponsor. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 19,086,421 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 4,016,667 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in a total of approximately $886,000 for each of the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the periods.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2019.

OAKTREE ACQUISITION CORP.

By:	/s/ Patrick McCaney
Name:	Patrick McCaney
Title:	Chief Executive Officer