Form 10-Q
period 2020-03-31
Oaktree Acquisition Corp.
filed 2020-05-14
CIK 1773751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, 20,125,000 Class A ordinary shares, par value $0.0001, and 5,031,250 Class B ordinary shares, par value $0.0001, were issued and outstanding.

OAKTREE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OAKTREE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$1,481,702	$1,510,341
Prepaid expenses	117,350	147,500

Total current assets	1,599,052	1,657,841
Investments held in Trust Account	204,688,147	203,107,342

Total Assets	$206,287,199	$204,765,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$558,617	$478,577
Accrued expenses - related party	84,839	54,839
Accounts payable	74,554	18,475
Due to related parties	449,378	427,503

Total current liabilities	1,167,388	979,394
Deferred underwriting commissions	7,043,750	7,043,750
Deferred legal fees	150,000	150,000

Total Liabilities	8,361,138	8,173,144

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 19,292,606 and 19,159,203 shares subject to possible redemption at $10.00 per share as of March 31, 2020 and December 31, 2019, respectively	192,926,060	191,592,030

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 832,394 and 965,797 shares issued and outstanding (excluding 19,292,606 and 19,159,203 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	83	97
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding as of March 31, 2020 and December 31, 2019	503	503
Additional paid-in capital	2,518,131	3,852,147
Retained earnings	2,481,284	1,147,262

Total Shareholders’ Equity	5,000,001	5,000,009

Total Liabilities and Shareholders’ Equity	$206,287,199	$204,765,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2020
General and administrative expenses	$246,783

Loss from operations	(246,783)
Interest earned on marketable securities held in Trust Account	1,580,805

Net income	$1,334,022

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000

Basic and diluted net income per share, Class A	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250

Basic and diluted net loss per share, Class B	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Ordinary Shares				Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2019	965,797	$97	5,031,250	$503	$3,852,147	$1,147,262	$5,000,009

Shares subject to possible redemption	(133,403)	(14)	—	—	(1,334,016)	—	(1,334,030)
Net income	—	—	—	—	—	1,334,022	1,334,022

Balance - March 31, 2020 (unaudited)	832,394	$83	5,031,250	$503	$2,518,131	$2,481,284	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2020
Cash Flows from Operating Activities:
Net income	$1,334,022
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,580,805)
Changes in operating assets and liabilities:
Prepaid expenses	30,150
Accrued expenses	80,040
Accounts payable	56,079
Accrued expenses - related party	30,000
Due to related parties	21,875

Net cash used in operating activities	(28,639)

Net decrease in cash	(28,639)
Cash - beginning of the period	1,510,341

Cash - end of the period	$1,481,702

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,334,030

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from April 9, 2019 (inception) through March 31, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 27, 2020.

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

Liquidity

As of March 31, 2020, the Company had approximately $1.5 million in its operating bank account, working capital of approximately $432,000, and approximately $3.4 million of interest income available in the Trust Account for Regulatory Withdrawal (subject to an annual limit of $325,000) and for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the advancement of funds by the Sponsor of approximately $62,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On November 18, 2019, the Company repaid the advance in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $13,000 in cash equivalents held in the Trust Account as of March 31, 2020.

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

As of March 31, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering, and were charged to shareholders’ equity upon the completion of the Initial Public Offering on July 22, 2019.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 19,292,606 and 19,159,203 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $1.6 million for the three months ended March 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $1.3 million, less income attributable to Class A ordinary shares of approximately $1.6 million, resulted to a net loss of approximately $247,000, by the weighted average number of Class B ordinary shares outstanding for the period.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Subsequent to the consummation of the Initial Public Offering, the Sponsor has paid for certain expenses on behalf of the Company. As of March 31, 2020 and December 31, 2019, the Company has an outstanding amount due to related parties of $449,000 and $428,000, respectively.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2020 as reflected in the accompanying statement of operations. As of March 31, 2020, the Company had approximately $85,000 in accrued expenses for related party in connection with such services as reflected in the accompanying balance sheet.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $150,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of March 31, 2020 and December 31, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 20,125,000 Class A ordinary shares issued and outstanding, including 19,292,606 and 19,159,203 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 26, 2019, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 4,312,500 to 5,031,250. All share amounts have been retroactively restated to reflect the share capitalization. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of March 31, 2020 and December 31, 2019, there were 5,031,250 Class B ordinary shares outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, no preference shares were issued or outstanding.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$204,674,914	$—	$—
Cash equivalents - money market funds	13,233	—	—

	$204,688,147	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$203,090,272	$—	$—
Cash equivalents - money market funds	17,070	—	—

	$203,107,342	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020.

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

As indicated in the accompanying financial statements, at March 31, 2020, we had approximately $1.5 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception through March 31, 2020 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of approximately $1.3 million, which consisted of approximately $1.6 million in interest earned on investments and marketable securities held in the trust account, offset by approximately $247,000 in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $1.5 million in our operating bank account, working capital of approximately $432,000, and approximately $3.4 million of interest income available in the trust account for Regulatory Withdrawals (subject to an annual limit of $325,000) and for our tax obligations, if any. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs to date have been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, the advancement of funds by our sponsor of approximately $62,000 to us to cover for offering costs in connection with the initial public offering, and the proceeds from the consummation of the private placement not held in the trust account. On November 18, 2019, we repaid the advance in full to our sponsor. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2020, there were no amounts outstanding under any working capital loan.

We are currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 19,292,606 and 19,159,203 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets, respectively.

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

Our statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the trust account of approximately $1.6 million for the three months ended March 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $1.3 million, less income attributable to Class A ordinary shares of approximately $1.6 million, resulted to a net loss of approximately $247,000, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 27, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2020.

OAKTREE ACQUISITION CORP.

By:	/s/ Patrick McCaney
Name:	Patrick McCaney
Title:	Chief Executive Officer