Form 10-Q
period 2020-06-30
Oaktree Acquisition Corp.
filed 2020-08-13
CIK 1773751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, 20,125,000 Class A ordinary shares, par value $0.0001, and 5,031,250 Class B ordinary shares, par value $0.0001, were issued and outstanding.

OAKTREE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of June 30, 2020 (Unaudited) and December 31, 2019	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2020 and for the period from April 9, 2019 (inception) through June 30, 2019	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2020 and for the period from April 9, 2019 (inception) through June 30, 2019	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2020 and for the period from April 9, 2019 (inception) through June 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

OAKTREE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$1,385,532	$1,510,341
Prepaid expenses	90,200	147,500

Total current assets	1,475,732	1,657,841
Investments held in Trust Account	204,725,005	203,107,342

Total Assets	$206,200,737	$204,765,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued expenses	$535,852	$478,577
Accrued expenses - related party	114,839	54,839
Accounts payable	21,656	18,475
Due to related parties	495,355	427,503

Total current liabilities	1,167,702	979,394
Deferred underwriting commissions	7,043,750	7,043,750
Deferred legal fees	150,000	150,000

Total Liabilities	8,361,452	8,173,144

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 19,283,928 and 19,159,203 shares subject to possible redemption at $10.00 per share as of June 30, 2020 and December 31, 2019, respectively	192,839,280	191,592,030
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 841,072 and 965,797 shares issued and outstanding (excluding 19,283,928 and 19,159,203 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	84	97
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding as of June 30, 2020 and December 31, 2019	503	503
Additional paid-in capital	2,604,910	3,852,147
Retained earnings	2,394,508	1,147,262

Total Shareholders’ Equity	5,000,005	5,000,009

Total Liabilities and Shareholders’ Equity	$206,200,737	$204,765,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended	For the Period from April 9, 2019 (inception) through
	June 30, 2020	June 30, 2020	June 30, 2019
General and administrative expenses	$123,634	$370,417	$16,606

Loss from operations	(123,634)	(370,417)	(16,606)
Interest earned on marketable securities held in Trust Account	36,858	1,617,663	—

Net (loss) income	$(86,776)	$1,247,246	$(16,606)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	20,125,000	—

Basic and diluted net income per share, Class A	$0.00	$0.08	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	5,031,250	5,031,250

Basic and diluted net loss per share, Class B	$(0.02)	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2020
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance - December 31, 2019	965,797	$97	5,031,250	$503	$3,852,147	$1,147,262	$5,000,009
Shares subject to possible redemption	(133,403)	(14)	—	—	(1,334,016)	—	(1,334,030)
Net income	—	—	—	—	—	1,334,022	1,334,022

Balance - March 31, 2020 (unaudited)	832,394	83	5,031,250	503	2,518,131	2,481,284	5,000,001
Shares subject to possible redemption	8,678	1	—	—	86,779	—	86,780
Net loss	—	—	—	—	—	(86,776)	(86,776)

Balance - June 30, 2020 (unaudited)	841,072	$84	5,031,250	$503	$2,604,910	$2,394,508	$5,000,005

	For the Period from April 9, 2019 (inception) through June 30, 2019
			Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 9, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(16,606)	(16,606)

Balance - June 30, 2019 (unaudited)	—	$—	5,031,250	$503	$24,497	$(16,606)	$8,394

(1)

This number includes up to 656,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised their over-allotment option in full on July 22, 2019; thus, the Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from April 9,
	For the Six Months Ended	2019 (inception) through
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$1,247,246	$(16,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,617,663)	—
Changes in operating assets and liabilities:
Prepaid expenses	57,300	—
Accrued expenses	57,275	12,214
Accounts payable	3,181	4,392
Accrued expenses - related party	60,000	—
Due to related parties	67,852	—

Net cash used in operating activities	(124,809)	—

Net decrease in cash	(124,809)	—
Cash - beginning of the period	1,510,341	—

Cash - end of the period	$1,385,532	$—

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,247,250	$—
Deferred offering costs included in accrued expenses	$—	$436,852
Deferred offering costs included in accounts payable	$—	$17,587
Deferred offering costs advanced by related party	$—	$56,883
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from April 9, 2019 (inception) through June 30, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party, including any vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, including vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Going Concern Consideration

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, the Company had approximately $1.4 million in its operating bank account, working capital of approximately $308,000, and approximately $3.5 million of interest income available in the Trust Account for Regulatory Withdrawal (subject to an annual limit of $325,000) and for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the advancement of funds by the Sponsor of approximately $62,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On November 18, 2019, the Company repaid the advance in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s liquidity position and the fact that if the Company fails to complete a business combination prior to July 22, 2021 (or such later date as may be approved by the Company’s shareholders), the Company will be required to liquidate and dissolve, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2021.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $13,000 in cash equivalents held in the Trust Account as of June 30, 2020.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

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

As of June 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering, and were charged to shareholders’ equity upon the completion of the Initial Public Offering on July 22, 2019.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 19,283,928 and 19,159,203 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $37,000 and $1.6 million for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share for the three months ended June 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $87,000, less income attributable to Class A ordinary shares of approximately $37,000, resulted to a net loss of approximately $124,000, by the weighted average number of Class B ordinary shares outstanding for the quarter. Net loss per ordinary share for the six months ended June 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $1.2 million, less income attributable to Class A ordinary shares of approximately $1.6 million, resulted to a net loss of approximately $370,000, by the weighted average number of Class B ordinary shares outstanding for the period.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Subsequent to the consummation of the Initial Public Offering, the Sponsor has paid for certain expenses on behalf of the Company. As of June 30, 2020 and December 31, 2019, the Company has an outstanding amount due to related parties of approximately $495,000 and $428,000, respectively.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2020 as reflected in the accompanying statements of operations. As of June 30, 2020 and December 31, 2019, the Company had approximately $115,000 and $55,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying condensed balance sheets.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $150,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of June 30, 2020 and December 31, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 20,125,000 Class A ordinary shares issued and outstanding, including 19,283,928 and 19,159,203 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 26, 2019, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 4,312,500 to 5,031,250. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of June 30, 2020 and December 31, 2019, there were 5,031,250 Class B ordinary shares outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, no preference shares were issued or outstanding.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$204,711,765	$—	$—
Cash equivalents—money market funds	13,240	—	—

	$204,725,005	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$203,090,272	$—	$—
Cash equivalents—money market funds	17,070	—	—

	$203,107,342	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

As indicated in the accompanying financial statements, at June 30, 2020, we had approximately $1.4 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception through June 30, 2020 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of approximately $87,000, which consisted of approximately $37,000 in interest earned on investments and marketable securities held in the trust account, offset by approximately $123,000 in general and administrative expenses.

For the six months ended June 30, 2020, we had net income of approximately $1.2 million, which consisted of approximately $1.6 million in interest earned on investments and marketable securities held in the trust account, offset by approximately $370,000 in general and administrative expenses

For the period from April 9, 2019 (inception) through June 30, 2019, we had a net loss of approximately $16,600, which consists solely of general and administrative expenses

Going Concern

Our unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2020, we had approximately $1.4 million in our operating bank account, working capital of approximately $308,000, and approximately $3.5 million of interest income available in the trust account for Regulatory Withdrawals (subject to an annual limit of $325,000) and for our tax obligations, if any. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs to date have been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, the advancement of funds by our sponsor of approximately $62,000 to us to cover for offering costs in connection with the initial public offering, and the proceeds from the consummation of the private placement not held in the trust account. On November 18, 2019, we repaid the advance in full to our sponsor. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2020, there were no amounts outstanding under any working capital loan.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that our liquidity position and the fact that if we fail to complete a business combination prior to July 22, 2021 (or such later date as may be approved by the Company’s shareholders), we will be required to liquidate and dissolve, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2021.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 19,283,928 and 19,159,203 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets, respectively.

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

Our statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $37,000 and $1.6 million for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share for the three months ended June 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $87,000, less income attributable to Class A ordinary shares of approximately $37,000, resulted to a net loss of approximately $124,000, by the weighted average number of Class B ordinary shares outstanding for the quarter. Net loss per ordinary share for the six months ended June 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $1.2 million, less income attributable to Class A ordinary shares of approximately $1.6 million, resulted to a net loss of approximately $370,000, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 27, 2020, except for the below risk factor.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of any funds previously released to us for our Regulatory Withdrawals and/or to pay our income taxes, if any, (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2020.

OAKTREE ACQUISITION CORP.

By:	/s/ Patrick McCaney
Name:	Patrick McCaney
Title:	Chief Executive Officer