Form 10-Q
period 2020-09-30
Oaktree Acquisition Corp.
filed 2020-11-13
CIK 1773751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, 20,125,000 Class A ordinary shares, par value $0.0001, and 5,031,250 Class B ordinary shares, par value $0.0001, were issued and outstanding.

OAKTREE ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2020, for the three months ended September 30, 2019 and for the period from April 9, 2019 (inception) through September 30, 2019	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and for the period from April 9, 2019 (inception) through September 30, 2019	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

OAKTREE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,257,601	$1,510,341
Prepaid expenses	75,150	147,500

Total current assets	1,332,751	1,657,841
Investments held in Trust Account	204,481,237	203,107,342

Total Assets	$205,813,988	$204,765,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,713	$18,475
Accrued expenses	2,579,005	478,577
Accrued expenses—related party	30,000	54,839
Due to related parties	404,007	427,503

Total current liabilities	3,037,725	979,394
Deferred underwriting commissions	7,043,750	7,043,750
Deferred legal fees	150,000	150,000

Total Liabilities	10,231,475	8,173,144

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 19,058,251 and 19,159,203 shares subject to possible redemption at $10.00 per share as of September 30, 2020 and December 31, 2019, respectively	190,582,510	191,592,030
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,066,749 and 965,797 shares issued and outstanding (excluding 19,058,251 and 19,159,203 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	107	97
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding as of September 30, 2020 and December 31, 2019	503	503
Additional paid-in capital	4,861,657	3,852,147
Retained earnings	137,736	1,147,262

Total Shareholders’ Equity	5,000,003	5,000,009

Total Liabilities and Shareholders’ Equity	$205,813,988	$204,765,183

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2020	For the Period from April 9, 2019 (inception) through September 30, 2019
	2020	2019
General and administrative expenses	$2,338,004	$449,938	$2,708,421	$466,544

Loss from operations	(2,338,004)	(449,938)	(2,708,421)	(466,544)
Gain on investments (net), dividends and interest, held in Trust Account	81,232	885,983	1,698,895	885,983

Net (loss) income	$(2,256,772)	$436,045	$(1,009,526)	$419,439

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	20,125,000	20,125,000	20,125,000

Basic and diluted net income per share, Class A	$0.00	$0.04	$0.08	$0.04

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	5,031,250	5,031,250	5,031,250

Basic and diluted net loss per share, Class B	$(0.46)	$(0.09)	$(0.54)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three and Nine Months Ended September 30, 2020
	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount		Retained Earnings
Balance—December 31, 2019	965,797	$97	5,031,250	$503	$3,852,147	$1,147,262	$5,000,009
Shares subject to possible redemption	(133,403)	(14)	—	—	(1,334,016)	—	(1,334,030)
Net income	—	—	—	—	—	1,334,022	1,334,022

Balance—March 31, 2020 (unaudited)	832,394	83	5,031,250	503	2,518,131	2,481,284	5,000,001
Shares subject to possible redemption	8,678	1	—	—	86,779	—	86,780
Net loss	—	—	—	—	—	(86,776)	(86,776)

Balance—June 30, 2020 (unaudited)	841,072	$84	5,031,250	$503	$2,604,910	$2,394,508	$5,000,005

Shares subject to possible redemption	225,677	23	—	—	2,256,747	—	2,256,770
Net loss	—	—	—	—	—	(2,256,772)	(2,256,772)

Balance—September 30, 2020 (unaudited)	1,066,749	$107	5,031,250	$503	$4,861,657	$137,736	$5,000,003

	For the Three Months Ended September 30, 2019 and For the Period From April 9, 2019 (Inception) through September 30, 2019
	Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Deficit
Balance—April 9, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(16,606)	(16,606)

Balance—June 30, 2019 (unaudited)	—	$—	5,031,250	$503	$24,497	$(16,606)	$8,394

Sale of units in initial public offering, gross	20,125,000	2,013	—	—	201,247,987	—	201,250,000
Offering costs	—	—	—	—	(11,855,223)	—	(11,855,223)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,025,000	—	6,025,000
Shares subject to possible redemption	(19,086,421)	(1,909)	—	—	(190,862,301)	—	(190,864,210)
Net income	—	—	—	—	—	436,045	436,045

Balance—September 30, 2019 (unaudited)	1,038,579	$104	5,031,250	$503	$4,579,960	$419,439	$5,000,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OAKTREE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2020	For the Period from April 9, 2019 (inception) through September 30, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(1,009,526)	$419,439
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments (net), dividends and interest, held in Trust Account	(1,698,895)	(885,983)
Changes in operating assets and liabilities:
Prepaid expenses	72,350	(177,350)
Accounts payable	(30,126)	50,655
Accrued expenses	2,560,530	361,200
Accrued expenses—related party	(448,577)	24,839
Due to related parties	(23,496)	—

Net cash used in operating activities	(577,740)	(207,200)

Cash Flows from Investing Activities:
Proceeds received from sales, redemptions of marketable securities held in Trust Account	325,000	—
Principal deposited in Trust Account	—	(201,250,000)

Net cash provided by (used in) investing activities	325,000	(201,250,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	201,250,000
Proceeds received from private placement	—	6,025,000
Payment of offering costs	—	(4,036,300)

Net cash provided by financing activities	—	203,238,700

Net change in cash and cash equivalents	(252,740)	1,781,500
Cash and cash equivalents—beginning of the period	1,510,341	—

Cash and cash equivalents—end of the period	$1,257,601	$1,781,500

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(1,009,520)	$190,864,210
Offering costs included in accrued expenses	$—	$113,496
Offering costs included in accounts payable	$—	$424,957
Offering costs included in note payable—related party	$—	$61,720
Deferred underwriting commissions in connection with the initial public offering	$—	$7,043,750
Deferred legal fees in connection with the initial public offering	$—	$150,000
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from April 9, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $201.25 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account as described below.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On September 30, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Rx Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Hims, Inc., a Delaware corporation (“Hims”). The Merger Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Hims & Hers Health, Inc.”, (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of Class A common stock of the Company (the “New Hims Class A Common Stock”), and (C) each outstanding warrant of the Company will become one warrant to purchase one share of New Hims Class A Common Stock; and (ii) following the Domestication, Merger Sub will merge with and into Hims, with Hims as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”). The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Proposed Business Combination”. See the Form 8-K and the prospectus filed by the Company with the SEC on October 1, 2020.

In connection with the Proposed Business Combination, the Company will adopt a dual class stock structure pursuant to which all stockholders of the Company will hold only shares of New Hims Class A Common Stock, except for Andrew Dudum, the Chief Executive Officer and Founder of Hims, who will hold, directly or indirectly, shares of New Hims Class A Common Stock and shares of Class V common stock of the Company (the “New Hims Class V Common Stock”). Immediately following the closing of the Proposed Business Combination, and by virtue of Mr. Dudum’s holdings of New Hims Class A Common Stock and New Hims Class V Common Stock, Mr. Dudum is expected to hold approximately 90% of the voting power of the capital stock of the Company on a fully-diluted basis. The New Hims Class V Common Stock will also be subject to a “sunset” and conversion to New Hims Class A Common Stock if Mr. Dudum (i) no longer serves in a senior executive or board role, or (ii) transfers any shares of New Hims Class V Common Stock (except for permitted transfers).

The Proposed Business Combination is expected to close in the fourth quarter of 2020, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $1.6 billion, minus up to $75 million of cash consideration at closing to Hims stockholders at Hims’s election, plus the aggregate strike price of all Hims options and warrants, (i) each share of Hims common stock, restricted stock and preferred stock (other than dissenting shares and shares held by Hims as treasury stock (which shares will be cancelled for no consideration as part of the Merger) will be cancelled and converted into the right to receive the applicable portion of the merger consideration comprised of New Hims Class A Common Stock, earn out shares (as described below) and warrants to acquire shares of New Hims Class A Common Stock, each as determined in the Merger Agreement, (ii) all equity awards of Hims will be assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of New Hims Class A Common Stock, earn out restricted stock unit awards and warrant restricted stock unit awards with a value as if such Hims equity awards were exercised prior to the closing of the Proposed Business Combination and (iii) each warrant of Hims that is unexercised will be assumed by the Company and represent the right to receive the applicable portion of the merger consideration upon exercise of such warrant as if such warrant was exercised prior to the closing of the Proposed Business Combination. Each Hims equityholder will receive its applicable portion of the 16 million earn out shares (or equivalent equity award) that will vest in equal thirds if the trading price of New Hims Class A Common Stock is greater than or equal to $15, $17.50 and $20 for any 10 trading days within any 20-trading day period and will also vest in connection with any Company Sale (as defined in the Merger Agreement) if the applicable thresholds are met in such Company Sale.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The Company has also agreed to take all action within its power as may be necessary or appropriate such that, effective immediately after the closing of the Proposed Business Combination, the Company’s board of directors shall consist of up to eight directors, which shall include the board of directors of Hims prior to the signing of the Merger Agreement plus up to four individuals to be identified at the sole discretion of Hims. In addition, the Company has agreed to adopt an equity incentive plan in an amount not to exceed 10% of the Company’s equity interests on a fully-diluted basis with an annual evergreen provision in an amount not to exceed 5% on a fully-diluted basis and employee stock purchase plan in an amount not to exceed 2% of the Company’s equity interests on a fully-diluted basis with an annual evergreen provision in an amount not to exceed 1% on a fully-diluted basis.

The obligations of the Company and Hims to consummate the Proposed Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of the Company’s shareholders and (iii) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the closing of the Proposed Business Combination.

In addition, prior to the closing of the Business Combination, 25.0% of the Class B ordinary shares of the Company and the Private Private Placement Warrants will be surrendered and forfeited by the Sponsor in accordance with the Sponsor Agreement (as defined below) and reissued to existing Hims equityholders as New Hims Class A Common Stock (or equivalent equity awards in respect thereof) and warrants to acquire shares of New Hims Class A Common Stock (or equivalent equity awards in respect thereof) as part of the merger consideration described above and the Domestication will be consummated.

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Proposed Proposed Business Combination, including, but not limited to, (i) by mutual written consent of the Company and Hims, (ii) by the Company if (A) if there has occurred a Hims Material Adverse Effect (as defined in the Merger Agreement) such that certain conditions to the obligations of the Company and Merger Sub (together, the “Parties”) could not or would not reasonably be expected to be satisfied on or prior to March 30, 2021 or (B) the representations and warranties of Hims are not true and correct or if Hims fails to perform any covenant or agreement set forth in the Merger Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by Hims if (A) if there has occurred a Company Material Adverse Effect (as defined in the Merger Agreement) such that certain conditions to the obligations of Hims could not or would not reasonably be expected to be satisfied on or prior to March 30, 2021 or (B) the representations and warranties of any Party are not true and correct or if any Party fails to perform any covenant or agreement set forth in the Merger Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) subject to certain limited exceptions, by either the Company or Hims if the Proposed Business Combination is not consummated by March 30, 2021, (v) by Hims, if there has been a Change in Recommendation (as defined in the Merger Agreement), (vi) by either the Company or Hims if certain required approvals are not obtained by the Company shareholders after the conclusion of a meeting of the Company’s shareholders held for such purpose at which such shareholders voted on such approvals, and (vi) by the Company, at any time prior to the delivery of the Hims stockholder Written Consent (as defined in the Merger Agreement), if not delivered to the Company when required under the Merger Agreement.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and Hims entered into a sponsor agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Merger), (ii) surrender and forfeit 25.0% of the Class B ordinary shares of the Company and the Private Placement Warrants for no consideration and as a contribution to the capital of the Company to be effectuated in connection with the consummation of the Proposed Business Combination, (iii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, (iv) be bound by certain other covenants and agreements related to the Proposed Business Combination and (v) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Proposed Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the signing of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, on the closing date, an aggregate of 7,500,000 shares of New Hims Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $75,000,000.

Hims Stockholder Support Agreements

Concurrently with the execution of the Merger Agreement, certain stockholders of Hims (collectively, the “Hims Stockholders”) entered into support agreements (collectively, the “Hims Stockholder Support Agreements”) with the Company, pursuant to which the Hims Stockholders have agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Business Combination.

Registration Rights Agreement

At the closing of the Business Combination, the Company and the Sponsor will enter into a registration rights agreement (the “Parent Registration Rights Agreement”) pursuant to which, among other things, the Sponsor will be granted certain customary registration rights with respect to its shares of New Hims Class A Common Stock.

Amended and Restated Investors’ Rights Agreement

Concurrently with the execution of the Merger Agreement, the Company and certain Hims Stockholders entered into an amended and restated investors’ rights agreement (the “A&R Company Investors’ Rights Agreement”) contingent upon and to be effective immediately prior to the closing of the Business Combination pursuant to which, among other things (i) such Hims Stockholders have agreed not to effect any sale or distribution of the Company’s equity securities during the lock-up period described therein and (ii) will be granted certain customary registration rights with respect to their shares of New Hims Class A Common Stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 27, 2020.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Going Concern Consideration

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, the Company had approximately $1.3 million in its operating bank account, negative working capital of approximately $1.7 million, and approximately $3.2 million of interest income available in the Trust Account for Regulatory Withdrawal (subject to an annual limit of $325,000) and for the Company’s tax obligations, if any.

The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the advancement of funds by the Sponsor of approximately $62,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On November 18, 2019, the Company repaid the advance in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the Company’s liquidity position, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2021.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account as of September 30, 2020 is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $11,000 and $17,000 in cash equivalents held in the Trust Account as of September 30, 2020 and December 31, 2019, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 19,058,251 and 19,159,203 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the gain on investments (net), dividends and interest, held in the Trust Account of approximately $81,000 and $1.7 million for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per ordinary share for the three months ended September 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $2.2 million, less income attributable to Class A ordinary shares of approximately $81,000, resulted to a net loss of approximately $2.3 million, by the weighted average number of Class B ordinary shares outstanding for the quarter. Net loss per ordinary share for the nine months ended September 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $1.0 million, less income attributable to Class A ordinary shares of approximately $1.7 million, resulted to a net loss of approximately $2.7 million, by the weighted average number of Class B ordinary shares outstanding for the periods.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 1 for a description of the Sponsor Agreement executed in connection with the Proposed Business Combination, pursuant to which the Sponsor has agreed to, among other things, surrender and forfeit 25.0% of the Class B ordinary shares of the Company for no consideration and as a contribution to the capital of the Company to be effectuated in connection with, and contingent upon, the consummation of the Proposed Business Combination.

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

See Note 1 to the financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a description of the Sponsor Agreement executed in connection with the Proposed Business Combination, pursuant to which the Sponsor has agreed to, among other things, surrender and forfeit 25.0% of the private placement warrants of the Company for no consideration and as a contribution to the capital of the Company to be effectuated in connection with, and contingent upon, the consummation of the Proposed Business Combination.

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

Subsequent to the consummation of the Initial Public Offering, the Sponsor has paid for certain expenses on behalf of the Company. As of September 30, 2020 and December 31, 2019, the Company has an outstanding amount due to related parties of $404,000 and $428,000, respectively. During the three and nine months ended September 30, 2020, the Company paid approximately $115,000 of the outstanding amount due to related parties.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $24,839 for the three months ended September 30, 2020 and 2019, respectively, and $90,000 and $24,839 for the nine months ended September 30, 2020 and for the period from April 9, 2019 (inception) through September 30, 2019, respectively, in expenses in connection with such services as reflected in the accompanying statement of operations. As of September 30, 2020 and December 31, 2019, the Company had $30,000 and $54,389, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying balance sheet. During the three and nine months ended September 30, 2020, the Company paid approximately $115,000 of the outstanding accrued administrative support fees.

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

In connection with the Proposed Business Combination, the Company will enter into an investor rights agreement with Hims and the Sponsor, relating to, among other things, the composition of the board of directors of the Company following the Proposed Business Combination, certain customary registration rights and lockup restrictions.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $150,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of September 30, 2020 and December 31, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 20,125,000 Class A ordinary shares issued and outstanding, including 19,058,251 and 19,159,203 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 26, 2019, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 4,312,500 to 5,031,250. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of September 30, 2020 and December 31, 2019, there were 5,031,250 Class B ordinary shares outstanding.

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

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, no preference shares were issued or outstanding.

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

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

OAKTREE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$204,470,686	$—	$—
Cash equivalents—money market funds	10,551	—	—

	$204,481,237	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$203,090,272	$—	$—
Cash equivalents—money market funds	17,070	—	—

	$203,107,342	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 12, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Oaktree Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of warrants that occurred simultaneously with the consummation of the initial public offering, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares in a business combination:

•

may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of our ordinary shares if preferred stock is issued with rights senior to those afforded our ordinary shares;

•

could cause a change in control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

As of September 30, 2020, we had approximately $1.3 million in our operating bank account. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

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

Proposed Business Combination

On September 30, 2020, we entered into an Agreement and Plan of Merger, by and among the Company, Rx Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Hims, Inc., a Delaware corporation (“Hims”). The Merger Agreement provides for, among other things, the merger of Merger Sub with and into Hims, with Hims continuing as the surviving company, as further described in Note 1 to the financial statement included in Item 1 of this Quarterly Report on Form 10-Q. The proposed transaction is expected to close in the fourth quarter of 2020, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of approximately $2.2 million, which consisted of approximately $81,000 in gain on investments (net), dividends and interest, held in the trust account, offset by approximately $2.3 million in general and administrative expenses.

For the three months ended September 30, 2019, we had net income of approximately $436,000, which consisted of approximately $886,000 in gain on investments (net), dividends and interest, held in the Trust Account, offset by approximately $450,000 in general and administrative costs.

For the nine months ended September 30, 2020, we had a net loss of approximately $1.0 million, which consisted of approximately $1.7 million in gain on investments (net), dividends and interest, held in the trust account, offset by approximately $2.7 million in general and administrative expenses

For the period from April 9, 2019 (inception) through September 30, 2019, we had net income of approximately $419,000, which consisted of approximately $886,000 in gain on investments (net), dividends and interest, held in the Trust Account, offset by approximately $467,000 in general and administrative costs.

Going Concern

Our unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2020, we had approximately $1.3 million in our operating bank account, negative working capital of approximately $1.7 million, and approximately $3.2 million of interest income available in the trust account for Regulatory Withdrawals (subject to an annual limit of $325,000) and for our tax obligations, if any. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs to date have been satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the Founder Shares to our sponsor, the advancement of funds by our sponsor of approximately $62,000 to us to cover for offering costs in connection with the initial public offering, and the proceeds from the consummation of the private placement not held in the trust account. On November 18, 2019, we repaid the advance in full to our sponsor. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2020, there were no amounts outstanding under any working capital loan.

We continue to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that our liquidity position, mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 22, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Registration Rights

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

In connection with the Proposed Business Combination, we also entered into the Parent Registration Rights Agreement pursuant to which the Sponsor will be granted certain customary registration rights with respect to its shares of New Hims Class A Common Stock.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 19,058,251 and 19,159,203 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets, respectively.

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

Our statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the gain on investments (net), dividends and interest, held in the Trust Account of approximately $81,000 and $1.7 million for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share for the three months ended September 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $2.2 million, less income attributable to Class A ordinary shares of approximately $81,000, resulted to a net loss of approximately $2.3 million, by the weighted average number of Class B ordinary shares outstanding for the quarter. Net loss per ordinary share for the nine months ended September 30, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $1.0 million, less income attributable to Class A ordinary shares of approximately $1.7 million, resulted to a net loss of approximately $2.7 million, by the weighted average number of Class B ordinary shares outstanding for the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2020.

OAKTREE ACQUISITION CORP.

By:	/s/ Zaid Pardesi
Name:	Zaid Pardesi
Title:	Chief Financial Officer