Form 10-K
period 2020-12-31
Hims & Hers Health, Inc.
filed 2021-03-22
CIK 1773751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

HIMS & HERS HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-38986	98-1482650
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2269 Chestnut Street, #523 San Francisco, California	94123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 851-0195

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.0001 par value per share	HIMS	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock	HIMS WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2020, as reported on the New York Stock Exchange, was approximately $204,671,250 (based on the closing sales price of the Class A ordinary shares on June 30, 2020 of $10.17). The Class A ordinary shares automatically converted into Class A common stock in connection with the Domestication, as defined herein.

As of March 15, 2021, 182,973,780 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2020.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

•

“founder shares” are to the Class B ordinary shares initially issued to Oaktree Acquisition Holdings, L.P. in private placements prior to the initial public offering of Oaktree Acquisition Corp. and the Class A ordinary shares that were issued upon the automatic conversion of the Class B ordinary shares at the time of the business combination with Hims, Inc.;

•	“OAC” are to Oaktree Acquisition Corp.;

•

“private placement warrants” are to the warrants issued to Oaktree Acquisition Holdings, L.P. in a private placement simultaneously with the closing of the initial public offering of Oaktree Acquisition Corp.;

•	“sponsor” are to Oaktree Acquisition Holdings, L.P., a Cayman Islands exempted limited partnership; and

•	“we,” “us,” “Company,” “our Company,” “Hims & Hers” are to Hims & Hers Health, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: “Risk Factors” may not be exhaustive.

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

BASIS OF PRESENTATION

As previously announced, Oaktree Acquisition Corp. (“OAC” and, after the Domestication as described below, “Hims & Hers”), a Cayman Islands exempted company, entered into that certain Agreement and Plan of Merger, dated as of September 30, 2020 (the “Merger Agreement”), by and among OAC, Rx Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of OAC (“Merger Sub”), and Hims, Inc., a Delaware corporation (“Hims”).

On January 20, 2021, as contemplated by the Merger Agreement and described in the section titled “Domestication Proposal” beginning on page 126 of the final prospectus and definitive proxy statement, dated December 29, 2020 (the “Proxy Statement/Prospectus”) and filed with the Securities and Exchange Commission (the “SEC”), OAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which OAC was domesticated and continued as a Delaware corporation, changing its name to “Hims & Hers Health, Inc.” (the “Domestication”).

As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share (the “OAC Class A ordinary shares”), and Class B ordinary shares of OAC, automatically converted, on a one-for-one basis, into a share of our Class A common stock, par value $0.0001 per share (the “Class A common stock”); (2) each then issued and outstanding warrant of OAC (the “OAC warrants”) automatically converted into a warrant to acquire one share of our Class A common stock (the “Warrants”); and (3) each of the then issued and outstanding units of OAC that had not been previously separated into the underlying OAC Class A ordinary shares and underlying OAC warrants upon the request of the holder thereof (the “OAC units”), were cancelled and entitled the holder thereof to one share of Class A common stock and one-third of one Warrant. No fractional shares will be issued upon exercise of the Warrants.

On January 20, 2021, as contemplated by the Merger Agreement and described in the section titled “Business Combination Proposal” beginning on page 97 of the Proxy Statement/Prospectus, OAC consummated the merger transaction contemplated by the Merger Agreement, whereby Merger Sub merged with and into Hims, the separate corporate existence of Merger Sub ceasing and Hims being the surviving corporation and a wholly owned subsidiary of OAC, now known as Hims & Hers Health, Inc. (the “Merger” and, together with the Domestication, the “Business Combination”).

Immediately prior to the effective time of the Merger, each share of Hims preferred stock, par value $0.000001 per share, and Hims Class F common stock, par value $0.000001 per share, converted into one share of Class A common stock, par value $0.00001 per share, of Hims (the “Hims Class A common stock” and such conversion, the “Hims Recapitalization”). In connection with the Hims Recapitalization, a portion of shares of Hims Class A Common Stock held by the Chief Executive Officer of Hims, Andrew Dudum (the “CEO”) and any entities, directly or indirectly, wholly-owned by the CEO (collectively, the “CEO Affiliates” and, together with the CEO, the “CEO Group”) representing approximately 33% of the sum of (a) the number of shares of Hims Class A common stock held by the CEO Group plus (b) underlying vested and unvested equity interests held by the CEO, were exchanged pursuant to a share exchange agreement for Hims Class V common stock, par value $0.000001 per share (the “Hims Class V common stock”), which had equivalent economic rights, including dividend and liquidation rights, as the Hims Class A common stock, but carried an additional number of votes per share. Under the terms of the Merger Agreement, the Hims Class V common stock received by the CEO

Group converted into the right to receive shares of our Class V common stock, $0.0001 per share (the “Class V common stock”) such that, immediately following the closing of the Merger (the “Closing”), the shares of our Class A common stock, which are entitled to one vote per share, and our Class V common stock, which are entitled to 175 votes per share, held by the CEO Group represented approximately ninety percent (90%) of the aggregate voting power of all of our outstanding capital stock.

Immediately prior to the effective time of the Merger and following the Hims Recapitalization, Hims repurchased and cancelled approximately $22.0 million of shares of Hims Class A common stock at a price of $4.56 per share.

As a result of and upon the Closing, among other things, (i) each share of Hims Class A common stock (including restricted Hims Class A common stock) and Hims Class V common stock outstanding as of immediately prior to the effective time of the Merger was cancelled and converted into the right to receive the applicable portion of the merger consideration comprised of our Class A common stock (or in the case of Hims Class V common stock, our Class V common stock), restricted Class A common stock that will vest in equal thirds if the trading price of our Class A common stock is greater than or equal to $15, $17.50 and $20 for any 10 trading days within any 20-trading day period during a period of five years after the Closing and will also vest in connection with any Company Sale (as defined in the Proxy Statement/Prospectus) if the applicable thresholds are met in such Company Sale (such restricted Class A common stock, the “Earn Out Shares”), and warrants to acquire shares of Class A common stock, each as determined in the Merger Agreement, (ii) all equity awards of Hims were assumed by us and converted into comparable equity awards that are settled or exercisable for shares of our Class A common stock, earn out restricted stock unit awards, and warrant restricted stock unit awards with a value as if such Hims equity awards were exercised or settled immediately prior to the Closing and (iii) each warrant of Hims that was unexercised was assumed by us and represents the right to receive the applicable portion of the merger consideration upon exercise of such warrant as if such warrant was exercised prior to the Closing. Each Hims equityholder received its applicable portion of the 16 million Earn Out Shares (or equivalent equity award) described above that will vest (in part) as described above. As of the date of this Report, the vesting conditions applicable to the Earn Out Shares have been satisfied in full. The securities issued to former Hims equityholders pursuant to the Merger Agreement have been registered for resale under the Securities Act.

Holders of 6,193 OAC Class A ordinary shares elected to have their shares redeemed in connection with the Business Combination.

Additionally, as previously announced, on September 30, 2020, concurrently with the execution of the Merger Agreement, OAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”) pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors collectively subscribed for 7,500,000 shares of our Class A common stock at $10.00 per share for aggregate gross proceeds of $75,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Immediately after giving effect to the Business Combination and the PIPE Investment, there were 181,487,235 shares of our Class A common stock, 8,377,623 shares of our Class V common stock and 10,608,958 Warrants (including public and private placement warrants) outstanding. Our Class A common stock and warrants trade on the New York Stock Exchange (the “NYSE”) under the symbols “HIMS” and “HIMS WS,” respectively.

The audited financial statements included herein are those of OAC prior to the consummation of the Merger and the name change. Prior to the Merger, OAC neither engaged in any operations nor generated any revenue. Until the Merger, based on OAC’s business activities, it was a “shell company” as defined under the Exchange Act.

The audited consolidated financial statements of Hims, which is considered our accounting predecessor, are included in our Current Report on Form 8-K, which is anticipated to be filed with the SEC on or about March 22, 2021.

PART I

ITEM 1. BUSINESS

Overview

Launched in 2017, Hims & Hers has built a proprietary solution that connects consumers to licensed healthcare professionals for care across numerous specialties, including mental health, sexual health, dermatology, and primary care, among others. Since its founding, the Company has facilitated more than two million telehealth consultations, enabling greater access to high quality, convenient, and affordable care for people in all 50 states.

During the year ended December 31, 2020 and prior to the Merger, OAC was a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

Recent Developments

On January 20, 2021, we consummated the Merger. At the effective time of the Domestication, among other things, each stockholder of OAC received one share of our Class A common stock for each Class A ordinary share of OAC. Each outstanding warrant exercisable for OAC Class A ordinary shares became exercisable for an equal number of shares of our Class A common stock.

The PIPE Investment was consummated substantially concurrently with the Closing. Immediately after giving effect to the Business Combination and the PIPE Investment, there were 181,487,235 shares of our Class A common stock, 8,377,623 shares of our Class V common stock and 10,608,958 Warrants (including public and private placement warrants) outstanding.

In connection with the Closing, OAC changed its name to Hims & Hers Health, Inc. Our Class A common stock is now listed on the NYSE under the symbol “HIMS” and warrants to purchase the Class A common stock at an exercise price of $11.50 per share are listed on the NYSE under the symbol “HIMS WS.”

Business Strategy after the Merger

Hims & Hers offers a range of health and wellness products and services available for purchase on its websites directly by customers. The offerings generally focus on chronic conditions, where treatment typically involves use of prescription medication on a recurring basis and ongoing care from healthcare providers. Hims & Hers also offers over-the-counter drug and device products and cosmetics and supplement products, which are primarily focused on wellness, sexual health, skincare, and hair care. These curated non-prescription products include vitamin C, melatonin, biotin, collagen protein and teas in the wellness category, moisturizer, fragrances, face wash and anti-wrinkle cream in the skincare category, condoms and lubricants in the sexual health category and shampoos, conditioners, scalp scrubs and topical treatments such as minoxidil in the hair care category. The over-the-counter drug and device products and some of the cosmetics and supplement products Hims & Hers sells are “white-labeled” products, where Hims & Hers sells the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by Hims & Hers in partnership with the manufacturer. For these products, the manufacturer develops the formulation with input from the internal Hims & Hers Product Research & Development team. In all cases, the manufacturer is responsible for obtaining and maintaining the FDA authorization, if required, and complying with current Good Manufacturing Processes (cGMP) adopted and enforced by the FDA. Hims & Hers maintains an internal Quality program, under which it ensures independent laboratory testing of non-prescription products for compliance with quality standards, periodically evaluate non-prescription product suppliers for compliance with cGMP and other quality standards, and address product complaints and adverse events reported by customers.

Most of the offerings on the Hims & Hers websites are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the company with predictability through a recurring revenue stream.

For subscription plans, customers select a desired cadence to receive products, which can range from every month to every two to twelve months, depending on the product. The customer is billed on a recurring basis based on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Hims & Hers’ integrated technology platform allows it to serve its customers efficiently from start to finish: initially from customer discovery and purchase of offerings on its websites, to connecting customers with medical providers for telehealth consultations, to the fulfilment and delivery of customer orders, and finally through ongoing clinical management by medical providers. This technology-driven efficiency provides cost advantages that allow Hims & Hers to offer customers affordable prices and to generate robust gross margins.

Hims & Hers acquires new customers and drives brand awareness through various marketing channels, including social media, online search, television, radio, and other media channels. The Company intends to invest in growth in its current offerings and additionally in new products and services. The Hims & Hers platform is purpose-built to scale efficiently and to accommodate the seamless addition of new products and services. Hims & Hers plans to launch new subscription-based offerings which it expects will have a similar margin profile and unit economics to current offerings. As it implements its product roadmap, Hims & Hers expects to grow revenue through additional subscription-based recurring revenue offerings. The recent launches of new products and services in behavioral health, dermatology, and primary care demonstrate the scalability of the platform.

Growth Opportunities

Continue to acquire more customers

Customers serve as ambassadors for the Hims & Hers brand, further driving organic growth through word of mouth and user-generated content. The convenience of the Hims & Hers websites allows the Company to reduce stigma and access-related barriers that frequently prevent consumers from seeking medical care, expanding the Company’s market opportunity. Organic growth is enhanced by sophisticated omni-channel acquisition strategies meant to target future customers with condition specific on-ramps at profitable returns on investment. In addition, Hims & Hers’ brand positioning has afforded significant partnerships with leading talent whose promotional efforts drive meaningful awareness of the products and services Hims & Hers makes available. As its portfolio of products and services grows across categories, Hims & Hers believes that its market presence and brand recognition will expand, driving more consumers to seek out the Company for future healthcare needs.

Grow within existing customer base

Hims & Hers’ customer base represents the future of healthcare and differentiates the Company. Approximately 80% of customers to date indicate that they came to Hims & Hers to learn about and find options for their condition and are seeking treatment for their particular conditions for the first time. In addition, the majority of Hims & Hers’ customers are millennials at the beginning of their healthcare journey and Hims & Hers intends to grow with them as their healthcare needs evolve. Hims & Hers believes this demographic will make up the majority of healthcare spend in the coming decades, and as such it has intentionally built its brand and technologies to align with the expectations of this consumer group.

Category expansion into new chronic conditions

Hims & Hers is pursuing a roadmap of rapid category expansion into new chronic and often stigmatized conditions that can be treated safely via telehealth, require ongoing and recurring customer relationships, and for which generic medication has been established as an effective means of treatment. Future chronic care opportunities that show high prevalence within Hims & Hers’ existing customer base and offer traits similar to its existing categories in terms of business model characteristics include sleep disorders, infertility, diabetes, cholesterol, and hypertension, which represent significant opportunities. With approximately 130 million individuals in the United States currently suffering from chronic conditions, Hims & Hers sees a large market opportunity for its current and future offerings.

Leverage existing capabilities to penetrate new sales channels and further improve operations

The strength of the Hims & Hers brand affords the Company numerous opportunities to partner with and offer new solutions to help transform existing healthcare stakeholders. Hims & Hers has relationships with leading health systems including Ochsner Health and Mount Sinai Health System to provide a clinically focused, telehealth-enabled patient care collaboration, providing customers with access to applicable in-person care within these systems to enhance their overall healthcare experience. These collaborations, which are intended to help Hims & Hers customers obtain in-person care not accessible through the Hims & Hers platform, do not involve any monetary exchange, compensation or other financial incentives between the parties.

Hims & Hers also recently opened an approximately 300,000 square foot facility in Columbus, Ohio that will house a dedicated pharmacy, enable seamless drug delivery, and drive increased operating leverage across the platform. This pharmacy will also provide an opportunity to incorporate insurance reimbursement into Hims & Hers’ system, increasing drug coverage and allowing the Company to provide access to treatment for a broader range of conditions with enhanced treatment flexibility for customers.

Expand into new geographies

Hims & Hers’ strong brand and digital-first, cloud-based business model has driven rapid adoption in the U.S. Additionally, the Company’s model has been developed to be scalable and applicable across new markets and languages which would allow Hims & Hers to expand internationally. The global market for chronic diseases is expected to grow significantly over the next decade, and Hims & Hers believes the consumer-focused services it provides are applicable to a range of geographies across the world.

Affiliated Medical Groups, Providers and Partner Pharmacies

Affiliated Medical Groups

Due to the prohibition on the corporate practice of medicine adopted by a majority of states in the U.S., Hims & Hers has contractual arrangements with Affiliated Medical Groups to enable their provision of clinical services to Hims & Hers’ customers. The Affiliated Medical Groups are separate professional entities owned solely by licensed physicians. Hims & Hers is prohibited from owning a professional entity such as the Affiliated Medical Groups under the rules prohibiting the corporate practice of medicine. However, the Affiliated Medical Groups were incorporated and established with Hims & Hers’ assistance for the specific purpose of providing clinical services to patients through the Hims & Hers platform and have no other operations or activities outside of the provision of services through the Hims & Hers platform.

The Affiliated Medical Groups contract with or employ physicians, nurse practitioners, and physician assistants to provide telehealth consultations and related services on the Hims & Hers platform. Hims & Hers enters into certain contractual agreements with the Affiliated Medical Groups and their physician owners, including administrative services agreements and continuity agreements, under which Hims & Hers serves as an administrative services manager for the Affiliated Medical Groups for the non-clinical aspects of their operations and receives a fixed administrative fee from each Affiliated Medical Group for these services. The administrative services and support Hims & Hers provides include IT products and support, including the Hims & Hers platform and electronic medical record system, billing and collection services, non-clinical personnel, customer service support, administrative support for provider credentialing and quality assurance, and other non-clinical items and services, including access to a line of credit Hims & Hers makes available to the Affiliated Medical Groups as necessary to support their operations. The Affiliated Medical Groups retain sole control of clinical decision-making and the practice of medicine and pay the providers on an hourly basis for clinical services provided through the platform. Hims & Hers is the exclusive administrative services provider for the Affiliated Medical Groups, and the Affiliated Medical Groups provide services to patients exclusively through the platform. Hims & Hers’ arrangements with the Affiliated Medical Groups generally have initial 10-year terms with renewal options. The arrangements between Hims & Hers and the Affiliated Medical Groups are reviewed and updated periodically to address changing regulatory or market conditions. Hims & Hers consolidates all of the financial results of the Affiliated Medical Groups with its own based upon its determination that the Affiliated Medical Groups are variable interest entities and that Hims & Hers is the primary beneficiary of the Affiliated Medical Groups for accounting purposes.

Partner Pharmacies

Hims & Hers has entered into contractual arrangements with two licensed pharmacies, PostMeds, Inc. (dba TruePill) and EHT Pharmacy, LLC (dba Curexa Pharmacy) for fulfillment and distribution of certain prescription and non-prescription products available through its platform. Hims & Hers is not bound by any exclusivity or minimum order requirements with respect to its use of either pharmacy, and has the ability to utilize other pharmacies at its discretion. The contractual arrangements with the pharmacies are typically for one-year terms with automatic renewals, subject to standard termination rights of the parties. The pharmacies’ rates are fixed in the contractual arrangements and changes require the mutual agreement of the parties.

In October 2020, the Company also entered into service agreements with XeCare LLC (XeCare), a licensed mail order pharmacy which is expected to provide prescription fulfillment services solely to the Company’s customers beginning in 2021. As such, XeCare was also determined to be a variable interest entity and Hims and Hers consolidates all of the financial results of XeCare as the primary beneficiary of the entity.

Regulatory Environment

As a consumer-driven healthcare organization delivering comprehensive telehealth technologies and services, in addition to the typical legal and regulatory considerations faced by a technology-based company, Hims & Hers is required to comply with complex healthcare laws and regulations at both the state and federal level. Hims & Hers’ business and its operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, and privacy and security of personal health information.

Government regulation of healthcare generally

Generally speaking, the healthcare industry is one of the most highly regulated industries in the United States. Healthcare businesses are subject to a broad array of governmental regulation at the federal, state and local levels. While portions of Hims & Hers’ business are subject to significant regulations, some of the more well-known healthcare regulations do not apply to the Company because of the way its current operations are structured. Hims & Hers currently accepts payments only from its customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, Hims & Hers is not subject to many of the laws and regulations that impact other participants in healthcare industry.

Irrespective of Hims & Hers’ business model, the healthcare industry is subject to changing political, economic and regulatory influences that may affect healthcare companies like Hims & Hers. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact Hims & Hers or its offerings in any given case, they will affect the healthcare industry as a whole and may impact customer use of the Company’s solutions. If the government asserts broader regulatory control over companies like Hims & Hers or if Hims & Hers determines that it will accept payment from and/or participate in third-party payor programs, the complexity of the Company’s operations and its compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. As a result, Hims & Hers must continually monitor legislative, regulatory and judicial developments regarding the practice of medicine and telehealth in order to support the Affiliated Medical Groups.

Physicians and midlevel providers (e.g., physician assistants, nurse practitioners) who provide professional medical services via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. Hims & Hers has established systems to assist the Affiliated Medical Groups in ensuring that its providers are appropriately licensed under applicable state law and that their provision of telehealth to Hims & Hers customers occurs in each instance in compliance with applicable rules governing telehealth.

In response to the COVID-19 pandemic, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible. Due to the Hims & Hers business model, these changes did not dramatically change the Company’s operations, but these changes did introduce many people to the practice of telehealth. It is unclear whether these changes will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities.

Corporate practice of medicine laws in the U.S.; Fee splitting

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs physicians. Other practices, such as professionals splitting their professional fees with non-professional persons or entities, is also prohibited in some jurisdictions. These laws are intended to prevent unlicensed persons from interfering with or unduly influencing a physician’s professional judgment. State laws and enforcement activities related to the corporate practice of medicine and fee-splitting vary dramatically. In some states, even activities not directly related to the delivery of clinical services may be considered an element of the practice of medicine. For example, in some states the corporate practice of medicine restrictions may be implicated by non-clinical activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel.

Because of the restrictions on the corporate practice of medicine doctrine and fee-splitting in various jurisdictions, Hims & Hers does not employ the healthcare providers who provide clinical services on the Hims & Hers platform. Instead, the Affiliated Medical Groups provide services on the platform and Hims & Hers contracts with but does not own the Affiliated Medical Groups. The Affiliated Medical Groups and their providers maintain exclusive authority regarding the provision of healthcare services (including consults that may lead to the writing of prescriptions) and remain responsible for retaining and compensating their physicians and midlevel providers, credentialing decisions regarding their providers, maintaining professional standards, maintaining clinical documentation within medical records, establishing their own fee schedule, and submitting accurate information to Hims & Hers so that it can bill customers. Despite Hims & Hers’ care in structuring arrangements with the Affiliated Medical Groups, it is possible that a regulatory authority or another party, including providers affiliated with Affiliated Medical Groups, could assert that Hims & Hers (or other organizations with similar business models) is engaged in the corporate practice of medicine or that the contractual arrangements with Affiliated Medical Groups violate a state’s fee-splitting prohibition. Failure to comply with these state laws could lead to materially adverse consequences.

U.S. Federal and State fraud and abuse laws

Participants in the United States healthcare industry are subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims and other fraud and abuse issues. For example, the federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The penalties for violating these laws can be severe, including criminal and civil penalties, imprisonment, and possible exclusion from the federal health care programs.

Given Hims & Hers’ current operations and the current state of this federal law, the Anti-Kickback Statute, federal False Claim Act and other laws that are tied to federal health care program or commercial insurer reimbursement should not apply to Hims & Hers’ business. If the scope of these laws is extended to include a broader spectrum of activities or if Hims & Hers changes it business model to accept payments from third-party payors such as a government program, it could become subject to these laws and need to modify its business model.

FDA regulation

The products available through the Hims & Hers platform are regulated by the US Food and Drug Administration (“the FDA”) and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. The FDA regulates product promotion and noncompliance with the FDA’s regulations could result in the FDA requesting that Hims & Hers modify product promotion or subjecting it to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Other federal, state or foreign enforcement authorities monitor product promotion and have the authority to levy significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, if violations of applicable law or regulations occur.

U.S. State and Federal Health Information Privacy and Security Laws

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information. Hims & Hers believes that, because of its operating processes, it is not a covered entity or a business associate under the Health Insurance Portability and Accountability Act and the implementing regulations (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notwithstanding that Hims & Hers does not believe that it meets the definition of a covered entity or business associate under HIPAA, it has executed business associate agreements with certain other parties and has assumed obligations that are based upon HIPAA-related requirements. Because Hims & Hers needs to use and disclose customers’ health and personal information in order to provide its services, it has developed and maintains policies and procedures to protect that information, including administrative, physical and technical safeguards.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of personal information. These laws and regulations can be more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and Hims & Hers expects new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future.

Marketing

Hims & Hers is building brands that represent the front door to the healthcare system for a new generation of healthcare customers. From the launch of the Company, Hims & Hers has used a diverse marketing strategy to reach its customers. Hims & Hers advertises on social media, online search, television, radio, out-of-home, and other media channels. Hims & Hers believes advertising in a diversified set of media channels is important to prevent over reliance on any single channel and to maximize the exposure of its brands to its desired customers. Hims & Hers also reaches its customers through its own social media accounts, press coverage and public relations, and internally developed educational and lifestyle content. This overall strategy drives significant customer traffic to its websites, including direct type-in traffic and organic online search traffic.

Hims & Hers’ marketing strategy is underpinned by a focus on analytics and data. Hims & Hers has built its team and systems to measure consumer behavior: which types of consumers generate more revenue in their first purchase, generate more revenue over time, generate more gross profit from their purchases, and which types of consumers are most valuable over their lifetime. Hims & Hers also rigorously measures the effectiveness of its marketing budgets and the rate of return it generate from its marketing campaigns. The marketing team is accountable for driving a sufficient rate of return from their budgets. Hims & Hers views its marketing capabilities as a core strength of the Company and key differentiator in the market.

People and Culture

People and culture

Hims & Hers strives to hire the best and brightest talent across the industry with a focus on like-minded individuals determined to improve the health of millions. Hims & Hers’ team is highly diverse and as of December 31, 2020, was comprised of 181 full-time employees across various functions. Hims & Hers’ work environment is one of mutual trust, confidence, and inclusion to provide opportunity for growth and recognition, with the ultimate goal of delivering better healthcare to more consumers.

Hims & Hers has a strong focus on building a diverse and inclusive workforce and seek individuals who are differentiated in their excitement to be leading the charge into a consumer-focused healthcare future. Hims & Hers is also a remote-first organization that has heavily invested in the software, tools, and culture that allow it to be a leading force in the new remote-oriented work environment. Not only has this allowed Hims & Hers to maintain and enhance its commitment to quality, it has also provided a real competitive advantage by attracting top talent and garnering new geographic exposure.

Commitment to highest standards of provider quality

In addition to its employees, as of December 31, 2020, approximately 220 medical providers located throughout all 50 states in the U.S. provided services on Hims & Hers’ platform through the Affiliated Medical Groups. These medical professionals adhere to a rigorous set of assessments and all credentials, licenses, and qualifications are cross-checked against federal, state, and other agencies. The Affiliated Medical Groups implement comprehensive processes, including written testing, to ensure adequate clinical skill and quality. Testing results are reviewed by an advisory board of physicians, with only the most qualified applicants approved by the Affiliated Medical Groups to provide consultations on Hims & Hers’ platform. This rigor in provider selection ensures a strong culture of high standards focused around improving healthcare outcomes for Hims & Hers’ customers.

Competition

Consumers have historically accessed the healthcare system in the U.S. through an antiquated model focused around brick-and-mortar healthcare providers and cost coverage through commercial and government payor programs. At the same time, many consumers are not aware of the relative affordability, convenience, and accessibility of care through the use of telehealth. Much of Hims & Hers’ marketing efforts since its founding have thus focused on consumer education around these capabilities and the underlying chronic and often stigmatized conditions that providers on its platform can help treat. The relatively low (albeit rapidly increasing) penetration of telehealth implies that there is a significant market opportunity as consumers continue to shift their behavior.

While Hims & Hers does not believe there are currently any direct competitors that offer the full suite of solutions and direct-to-consumer touch points as it does, there are several companies that offer components of telehealth or address chronic conditions that compete with Hims & Hers’ solutions.

•

In direct-to-consumer healthcare, Hims & Hers’ competition is largely fragmented and consists of many competitors that are smaller in scale and/or are more niche in focus with respect to the conditions they treat. Within parts of the sexual health and hair loss market, Hims & Hers also competes mostly with private organizations with similar product offerings for consumers.

•

In telehealth and chronic disease management, Hims & Hers competes with other providers that are larger in scale and generally provide telehealth on behalf of self-insured employers and insurance plans.

Intellectual Property

Hims & Hers’ ability to obtain and maintain intellectual property protection for its proprietary technology platform, preserve the confidentiality of its trade secrets, and operate without violating the intellectual property rights of others is important to its success. Hims & Hers has a number of measures to protect its intellectual property and brand, including trademarks, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements, to establish and protect its proprietary rights. Despite these efforts, there can be no assurance that it will adequately protect its intellectual property.

As of December 31, 2020, Hims & Hers held 10 registered trademarks in the U.S. and 10 in non-U.S. jurisdictions, and 13 pending trademarks in the U.S. and eight in non-U.S. jurisdictions, including pending trademarks for its brand, Hims & Hers. In addition, Hims & Hers has registered domain names for websites that it uses in its business, such as www.forhims.com and www.forhers.com. Hims & Hers holds no patents at this time.

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

Summary of Principal Risk Factors

•	Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

•

Our quarterly results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.

•

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers and the number and types of conditions capable of being treated through our platform, our business, financial condition and results of operations may be materially and adversely affected.

•

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

•

We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

•	Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

•	If we are unable to attract and retain high quality healthcare providers for our customers, our business, financial condition and results of operations may be materially and adversely affected.

•	The COVID-19 pandemic has increased interest in and customer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.

•	Our pharmacy business will subject us to regulations in addition to those we face with our core telehealth business.

•	Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

•

If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition and results of operations could be adversely affected, and we may be required to restructure our operations.

•	Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

•

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

•	We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

•	We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

Risks Related to Hims & Hers’ Business

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as “providers”), to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, competition from other companies, whether online healthcare providers or traditional healthcare providers, hiring, integrating, training and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may not be successful in our women’s health and wellness initiatives.

Our offerings originally catered towards men seeking treatment for conditions specifically affecting the male population, such as hair loss and erectile dysfunction. A substantial majority of our annual revenue to date has come from male customers. Although we recently began offering products and services for women as well, this part of our business is new and still developing. We have less experience marketing our platform and its capabilities to women as compared to men. As a result, our efforts to attract new female customers and to retain existing customers may not be as successful.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based medical consultations with providers, and applicable pharmaceutical products prescribed by the providers for specific medical conditions. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations and prescription and non-prescription medication for additional conditions. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers access to telehealth consultations with providers and certain prescription medications that may be prescribed by the providers in connection with the telehealth consultations. We also rely on selling our products through wholesale partnerships. Unless we are able to attract new customers, retain existing customers, and maintain our wholesale partnerships, our business, financial condition, and results of operations may be harmed.

In order to attract new customers and incentivize existing customers to purchase more of our offerings, we use social media, emails, text messages, celebrity influencers, and other marketing strategies to reach new and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us, to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

Changes to social networking, advertising platforms’ or mobile device or other operating systems’ terms of use; terms of service or traffic algorithms that limit promotional communications, impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails and text messages could also cause reputational damage and adversely affect our business.

Additionally, we use emails and text messages to communicate with customers and we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consenting consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached or information therein is misused, our business, financial condition, and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any federal or state healthcare, privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets.

If we are unable to expand our marketing infrastructure, we may fail to increase the usage of our platform to meet our forecasts.

We first launched our services in 2017. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. We derive a substantial majority of our revenue from customers’ subscription-based purchases of prescription products made available through our platform. We expect to expand the conditions for which customers can seek treatment from providers through our platform, including fulfillment of prescription medication and, as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

A key element of our business strategy is the continued expansion of our marketing infrastructure to drive customer enrollment. As we increase our marketing efforts in connection with the expansion of our platform offerings, we will need to further expand the reach of our marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-consumer business models, ecommerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our solutions.

If we are unable to expand our marketing capabilities, we may not be able to effectively expand the scope of our platform to attract new customers and give our existing customers additional treatment options. Relatedly, if any of our marketing platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.

The failure of our offerings to achieve and maintain market acceptance could result in us achieving revenue below our expectations, which could cause our business, financial condition, and results of operation to be materially and adversely affected.

Our current business strategy is highly dependent on our platform and offerings achieving and maintaining market acceptance. Market acceptance and adoption of our model and the products and services we make available depend on educating potential customers who may find our services and these products and services useful, as well as potential partners, suppliers, and providers, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our offerings as compared to those of competitors. If we are not successful in demonstrating to existing and potential customers the benefits of our services, our revenue may decline or we may fail to increase our revenue in line with our forecasts.

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise:

•	perceived risks associated with the use of our platform, telehealth or similar technologies generally, including those related to privacy and customer data;

•	our inability to expand into new conditions and to attract providers qualified to treat those conditions;

•	regulatory developments that affect our business, including in healthcare, data privacy and security, and consumer protection;

•	competitors offering telehealth options or technologies for customers and the rate of acceptable of those solutions as compared to our platform;

•	perceived difficulty or complexity of obtaining a medical consultation or prescription on our platform; and

•	negative reviews of providers treating our customers.

In addition, our business model and the services and products we make available may be perceived by potential customers, providers, suppliers, and partners to be less trustworthy or effective than traditional medical care or competitive telehealth options, and people may be unwilling to change their current health regimens or adopt our offerings. Consumers who have healthcare insurance coverage may not wish to use the platform to access healthcare services or products for which insurance reimbursement is not available. Moreover, we believe that providers can be slow to change their treatment practices or approaches because of perceived liability risks or distrust of departures from traditional practice. Accordingly, we may face resistance to our offerings from brick-and-mortar providers until there is overwhelming evidence to convince them to alter their current approach.

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

The market for our model is new and rapidly evolving and we are expanding our business by offering access to consultation and treatment options for new conditions, and it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to providers, as well as our existing and potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare enabled by technology is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

Additionally, if healthcare or healthcare benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future services could be rendered obsolete and require that we materially change our technology or business model. If we are unable to do so, our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction, or implementation of new options on our platform and any enhancements thereto. Any such difficulties may have an adverse effect on our business, financial condition, and results of operations.

Competitive platforms or other technological breakthroughs for the monitoring, treatment or prevention of medical conditions may adversely affect demand for our offerings.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions that we could not similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

The introduction by competitors of solutions or offerings that are or claim to be superior to our platform or offerings may create market confusion, which may make it difficult for potential customers to differentiate between the benefits of our offerings and competitive solutions. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of products and services we make available. If a competitor develops a product or business that competes with or is perceived to be superior to our offerings, or if a competitor employs strategies that place downward pressure on pricing within our industry, our revenue may decline significantly or may not increase in line with our forecasts, either of which could adversely affect our business, financial condition, and results of operations.

We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, and greater financial resources, which could put us at a competitive disadvantage. For example, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible in response to the COVID-19 pandemic. Although it is unclear whether these regulatory changes will be permanent or that they will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities, these changes may result in greater competition for our business. The lower barriers to entry may allow various new competitors to enter the market more quickly and cost effectively than before the COVID-19 pandemic. Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or collaboration involving competitors that may create competitors with greater resources and access to potential customers. The COVID-19 pandemic may also cause various traditional healthcare providers to evaluate and eventually pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

Our ability to compete effectively depends on our ability to distinguish our company and our offerings from our competitors and their products, and includes factors such as:

•	accessibility, ease of use and convenience;

•	price and affordability,

•	personalization,

•	brand recognition;

•	long-term outcomes;

•	breadth and efficacy of offerings;

•	market penetration;

•	marketing resources and effectiveness;

•	partnerships and alliances;

•	relationships with providers, suppliers and partners; and

•	regulatory compliance recourses.

If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in recent periods and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. The historical revenue of Hims & Hers grew from $26.7 million for the year ended December 31, 2018, to $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020. Our number of full-time employees has increased significantly over the last few years, from 41 employees as of December 31, 2018 to 181 employees as of December 31, 2020. During this period, we also established operations in the United Kingdom and significantly increased the size of our customer base.

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new products or features, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, providers, strategic partners, and partner pharmacies, and to our ability to attract new customers, providers, strategic partners, and partner pharmacies. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, providers, and partners, which could harm our business, financial condition, and results of operations.

We are dependent on our relationships with the Affiliated Medical Groups, which we do not own, to provide medical consultation services, and our business could be adversely affected if those relationships were disrupted.

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs or contracts with physicians. Other practices, such as professionals splitting their professional fees with a non-professional, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician.

Through our platform, our customers gain access to one or more licensed providers, including medical doctors, physician assistants, and nurse practitioners, for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These providers are employed by or contracted with Affiliated Medical Groups to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. We enter into certain contractual arrangements with the Affiliated Medical Groups and their physician owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine or a fee-splitting law, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine and fee-splitting may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals’ relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to attract and retain high quality healthcare providers for our customers, our business, financial condition, and results of operations may be materially and adversely affected.

Our success depends on our continued ability to maintain customer access to a network of qualified healthcare providers, which include medical doctors, physician assistants, and nurse practitioners. If the Affiliated Medical Groups are unable to recruit and retain licensed physicians and other qualified providers to perform services on our platform, it could have a material adverse effect on our business and ability to grow and could adversely affect our results of operations. In any particular market, providers could demand higher payments from the Affiliated Medical Groups or take other actions that could result in higher medical costs, less attractive service for our customers, or difficulty meeting regulatory requirements. Our ability to develop and maintain satisfactory relationships with providers and the Affiliated Medical Groups also may be negatively impacted by other factors not associated with us, such as pressures on healthcare providers, consolidation activity among hospitals, physician groups, and other healthcare providers, changes in the patterns of delivery and payment for healthcare services, and any perceived liability risks associated with the use of telehealth. The failure to maintain or to secure new cost-effective arrangements with the Affiliated Medical Groups that engage the providers on our platform may result in a loss of, or inability to grow, our customer base, higher costs, less attractive service for our customers and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The activities and quality of healthcare providers treating our customers, including potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the providers, and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the providers, or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, Affiliated Medical Groups, and/or providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, Affiliated Medical Groups, and/or providers from our operations. If our customers have negative experiences on our platform as a result of the activities or quality of providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

Any failure to offer high-quality support may adversely affect our relationships with customers and healthcare providers, and in turn our business, financial condition, and results of operations.

In using our platform, our customers depend on our customer support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope, and delivery of our offerings or customer support to compete with changes in solutions provided by our competitors. Increased customer demand for support could increase costs and adversely affect our business, financial condition, and results of operations. Our revenue is highly dependent on our reputation and on positive recommendations from our customers, providers, and partners. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, our ability to sell the offerings on our platform, and in turn our business, financial conditions, and results of operations.

Our business could be adversely affected if healthcare providers were classified as employees of the Affiliated Medical Groups instead of independent contractors.

The Affiliated Medical Groups with which we have relationships typically engage providers that perform services through our platform as independent contractors. The Affiliated Medical Groups believe that the providers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform and are free to provide services on our competitors’ platforms. Nevertheless, recent legislative and judicial activity have in some jurisdictions created more restrictive standards or enforcement uncertainty with respect to the classification of workers within certain industries. The Affiliated Medical Groups may not be successful in defending the independent contractor status of providers in some or all jurisdictions in which we and/or they operate. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of providers could be material to the Affiliated Medical Groups. Foreign, state, and local laws governing the definition or classification of independent contractors, or changes thereto, or judicial decisions regarding independent contractor classification, could require classification of providers as employees (or workers or quasi-employees where those statuses exist) of the Affiliated Medical Groups. If the Affiliated Medical Groups are required to classify providers as employees (or as workers or quasi-employees where applicable), it could result in significant additional expenses, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Further, any such reclassification could add significant complexity to our business model and could force us to have to modify or renegotiate our relationships with the Affiliated Medical Groups, which may not be possible on mutually agreeable terms, and could have an adverse effect on our business, financial condition, and results of operations.

Acquisitions and investments could result in operating difficulties, dilution and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed.

We may, in the future, make acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;

•

difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies, and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;

•	regulatory complexities of integrating or managing the combined operations or expanding into other industries or parts of the healthcare industry;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;

•	failure to successfully further develop the acquired technology or realize our intended business strategy;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	unanticipated costs associated with pursuing acquisitions;

•	failure to find commercial success with the products or services of the acquired company;

•	difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;

•	failure to successfully onboard customers or maintain brand quality of acquired companies;

•

responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;

•	failure to generate the expected financial results related to an acquisition on a timely manner or at all; and

•

potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value.

Future acquisitions could also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by customers, providers, partners, suppliers, or investors.

Additionally, competition within our industry for acquisitions of business, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Expansion into international markets is important for our long-term growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers, providers, and suppliers in countries other than the United States is an element of our long-term business strategy. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Doing business internationally involves a number of risks, including:

•	uncertain legal and regulatory requirements applicable to telehealth and prescription medication;

•	our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;

•

multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	obtaining regulatory approvals or clearances where required for the sale of our offerings, products, devices, and services in various countries;

•	requirements to maintain data and the processing of that data on servers located within the United States or in such countries;

•	protecting and enforcing our intellectual property rights;

•	logistics and regulations associated with prescribing medicine online and engaging with partner pharmacies to ship the prescribed medication;

•

natural disasters, political and economic instability, including wars, terrorism, social or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, curtailment of trade, and other market restrictions; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.

Our ability to continue to expand our business and to attract talented employees, customers, providers, partners, and suppliers in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition, and results of operations.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This was especially the case in 2020 as a result of the COVID-19 pandemic. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our offerings, and could limit the ability of our pharmacy partners to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our platform or seek to lower their costs by exploring alternative providers or our competitors. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

The COVID-19 pandemic has increased interest in and customer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.

In December 2019, COVID-19 surfaced in Wuhan, China. The World Health Organization declared a global emergency on January 30, 2020 with respect to the outbreak and then characterized it as a pandemic on March 11, 2020. The outbreak has spread globally, causing companies and various local, state, federal, and international jurisdictions to impose restrictions, such as quarantines, closures, cancellations, and travel restrictions. The duration of the business disruptions, travel restrictions and related financial impact cannot be reasonably estimated at this time. As the COVID-19 pandemic is ongoing, the complete impact of the pandemic is still unknown and rapidly evolving.

Due to COVID-19, telehealth has seen a steep increase in use across the industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how telehealth may be used in delivering care in certain jurisdictions. We do not know if this relaxation of regulatory barriers resulting from COVID-19 will remain or for how long. There is renewed focus on telehealth among legislatures and regulators due to COVID-19 and the expanded use of telehealth that could result in regulatory changes inconsistent with or that place additional restrictions on our current business model or operations in certain jurisdictions. If customer adoption of telehealth generally or our platform in particular materially decreases as the COVID-19 restrictions are lifted, or if COVID-19 results in regulatory changes that limit our current activities, our industry, business, and results of operations could be adversely affected.

Our business depends on continued and unimpeded access to the internet and mobile networks.

Our ability to deliver our internet-based and mobile-application based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems or those of our service providers, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers, providers, partners, and suppliers. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters, and other force majeure events outside our control;

•	communications failures;

•	software and hardware errors, failures, and crashes;

•	security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and

•	other potential interruptions.

We also rely on software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. Furthermore, our use of additional or alternative third-party software would require us to enter into license agreements with third parties, and integration of our software with new third-party software may require significant work and require substantial investment of our time and resources. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our software, delay new updates or enhancements to our solution, result in a failure of our solution, and injure our reputation. The occurrence of any of the foregoing events could have an adverse impact on our business, financial condition, and results of operations.

Any disruption of service at Amazon Web Services, partner pharmacies or other third-party service providers could interrupt access to our platform or delay our customers’ ability to seek treatment.

We currently host our platform, serve our customers and support our operations in the United States using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and through partner pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of partner pharmacies, AWS, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with providers who can diagnose, manage, and treat medical conditions, and pharmacies who can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and partner pharmacy closures could lead to claims of damages from our customers, providers, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

None of our call centers, partner pharmacies, shipping providers, contract manufacturers, nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these third-party service providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated, or if in the future we add additional data, call center, or pharmacy providers, we may experience costs or downtime in connection with the transfer to, or the addition of, such new providers. If these third-party service providers were to increase the cost of their services, we may have to increase the price of our offerings, and our results of operations may be adversely impacted.

We depend on a number of other companies to perform functions critical to our ability to operate our platform, generate revenue from customers, and to perform many of the related functions.

We depend on the Affiliated Medical Groups and their providers to deliver quality healthcare consultations and services through our platform. Through our platform, providers are able to prescribe medication fulfilled by a partner pharmacy. Any interruption in the availability of a sufficient number of providers or supply from our partner pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our partner pharmacies in the near term before our own affiliated pharmacy is operational at scale and able to service all geographies, we cannot guarantee that we will be able to find, perform due diligence on, and engage with a replacement partner in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group or partner pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Our pharmacy business will subject us to regulations in addition to those we face with our core telehealth business.

We are currently in the process of opening an affiliated pharmacy dedicated to our operations, which will subject us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully open our affiliated pharmacy or any failure or perceived failure by us or our affiliated pharmacy to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

Our payments system depends on third party service providers and is subject to evolving laws and regulations.

We have engaged third-party service providers to perform underlying card processing and currency exchange. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to accept orders through the platform could be adversely affected and our business could be harmed. In addition, if these service providers increase the fees they charge us, our operating expenses could increase and if we respond by increasing the fees we charge to our customers, we could lose some of our customers.

The laws and regulations related to payments are complex and vary across different jurisdictions in the United States and globally. As a result, we are required to spend significant time and effort to comply with those laws and regulations. Any failure or claim of our failure to comply, or any failure by our third-party service providers to comply, could cost us substantial resources, could result in liabilities, or could force us to stop offering third-party payment systems. As we expand the availability of payments via third parties or offer new payment methods to our customers in the future, we may become subject to additional regulations and compliance requirements.

Further, through our agreement with our third-party credit card processor, we are indirectly subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard. We are also subject to rules governing electronic funds transfers. Any change in these rules and requirements could make it difficult or impossible for us to comply. Any such difficulties or failures with respect to the payment systems we utilize may have an adverse effect on our business.

Our pricing decisions may adversely affect our ability to attract new customers, healthcare providers, and other partners.

We have limited experience determining the optimal prices for our offerings. As competitors introduce new solutions that compete with our offerings, especially in the telehealth market where we face significant competition, we may be unable to attract new customers, providers, or other partners at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our services and products and negatively impact our overall revenue. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross profit, profitability, financial position, and cash flows.

Our success depends on the continuing and collaborative efforts of our management team, and our business may be severely disrupted if we lose their services.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our leadership team in the areas of marketing, legal and regulatory compliance, telehealth, operations, finance, public policy and government relations, and other general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.

Our success depends in large part on our ability to attract and retain high-quality management in marketing, engineering, operations, healthcare, regulatory, legal, finance, and support functions. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value, or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. Many of our employees may receive significant proceeds from sales of our equity in the public markets after the closing of the Business Combination, which may reduce their motivation to continue to work for us.

We also have a remote-first policy that permits most of our employees to work remotely should their particular positions allow. While we believe that most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. To the extent our current or future remote work policies result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

A significant portion of our non-prescription inventory is stored in our Ohio facility and any damage or disruption at this facility may harm our business.

A significant portion of our non-prescription inventory is located at a facility in Ohio. A natural disaster, fire, power interruption, work stoppage, or other calamity at this facility would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our facility, machinery, or inventory were damaged or unusable, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Governmental Regulation

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of our services. We currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like us or if we determine that we will facilitate payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase.

If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

The healthcare industry in general is subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we currently accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like ours or if we determine that we will change our business model and accept payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Even within the narrowed band of applicable healthcare laws and regulations, because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from participation in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Our ability to offer access to telehealth services internationally is subject to the applicable laws governing remote care and the practice of medicine in the applicable jurisdiction. Each country’s interpretation and enforcement of these laws is evolving and could vary significantly. We cannot provide assurance that we have accurately interpreted each such law and regulation. Moreover, these laws and regulations may change significantly as this manner of providing services and products evolves. New or revised laws and regulations (or interpretations thereof) could have a material adverse effect on our business, financial condition, and results of operations.

If our business practices are found to violate federal or state anti-kickback, physician self-referral, or false claims laws, we may incur significant penalties and reputations damage that could adversely affect our business.

The healthcare industry is subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims, and other fraud and abuse issues. For example, the federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. “Remuneration” is broadly defined under the Anti-Kickback Law to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.

The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal and civil penalties, imprisonment, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private insurers.

In addition, the federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. A “financial relationship” is created by an investment interest or a compensation arrangement. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties, and possible exclusion from the federal healthcare programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

Given our current operations and the current state of this federal law, the Anti-Kickback Law and False Claim Act should not apply to our business. If the scope of the Anti-Kickback Law, the Stark Law, or the False Claims Act changes or a state analog of the Anti-Kickback Law, the Stark Law, or the False Claims Act includes a broader spectrum of activities than the federal statutes, or if we change our business model to accept payments from third-party payors such as a government program, our failure to comply with such laws, or an allegation that we have not complied, could have a material adverse effect on our business, financial condition and results of operations.

State-based laws governing kickbacks and physician self-referrals can apply in some cases regardless of whether it is a third-party payor or the customer paying. The interpretation, application, and enforcement of these laws by governmental authorities is a developing area, and there is little precedent to determine how these laws would be applied to companies like ours. Moreover, the safe harbors and exceptions to these laws are often not as well developed as they are at the federal level. Our business practices and marketing activities include certain components that are common among e-commerce and other technology companies, such as the use of social media influencers. While we have structured our business practices and marketing activities in ways that we believe comply with state laws governing kickbacks and physician self-referrals and the policies behind those laws, given the lack of healthcare regulatory precedent specific to these practices, a governmental authority could disagree with our position. If a governmental authority alleged or determined we are not in compliance with these laws, or if new laws or changes to these laws created additional limits on our business practices or marketing activities, we could face fines or other penalties or damages and we may need to modify or terminate certain arrangements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

State legislative and regulatory changes specific to the area of telehealth law may present the Affiliated Medical Groups on our platform with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The Affiliated Medical Groups and their providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Laws and regulations governing the provision of telehealth services are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Because this is a developing area of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’ or providers’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, it could have a material adverse effect on our business, financial condition, and results of operations.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. This risk is especially acute in the healthcare industry given the level of government spending, oversight, and control over the industry as a whole. Compliance with these evolving laws, regulations, and interpretations may require us to change our practices at an undeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the states in which we operate, we believe we are in material compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our business and services in such states in a manner that undermines our platform’s attractiveness to customers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Additionally, the introduction of new products, services or solutions to our platform may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate federal, state, or local licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Changes in public policy that mandate or enhance healthcare coverage could have a material adverse effect on our business, operations, and/or results of operations.

Our mission is to make healthcare accessible, affordable, and convenient for everyone. It is reasonably possible that our business operations and results of operations could be materially adversely affected by public policy changes at the federal, state, or local level, which include mandatory or enhanced healthcare coverage. Such changes may present us with new marketing and other challenges, which may, for example, cause use of our products and services to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operations, and results of operations may be materially adversely affected.

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business or results of operations, which could be materially adverse. Even if we could predict such matters, we may not be able to reduce or eliminate the potential adverse impact of public policy changes that could fundamentally change the dynamics of our industry.

Changes in insurance and healthcare laws, as well as the potential for further healthcare reform legislation and regulation, have created uncertainty in the healthcare industry and could materially affect our business, financial condition, and result of operations.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—and our business model may not be directly impacted by healthcare reform, healthcare reform will impact the healthcare industry in which we operate. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other state and local requirements and if we or our third-party suppliers fail to comply with federal, state, and local requirements, our ability to fulfill customers’ orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet—or significant changes to—any federal, state, or local requirements attendant to the sales and marketing of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses.

Certain of the products available through our platform require approval by the FDA and are subject to the limitations placed by FDA on the approved uses in the product prescribing information. Some of these products are prescribed by providers on the platform for “off-label” uses (i.e., for a use other than that specifically authorized by the FDA for the medication in question). While providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement.

The information that we provide to healthcare providers, customers, and our partners could be inaccurate or incomplete, which could harm our business, financial condition, and results of operations.

We collect and transmit healthcare-related information to and from our customers, providers and partner pharmacies in connection with the telehealth consultations conducted by the providers and prescription medication fulfillment by our partner pharmacies. If the data that we provide to our customers, providers, or partner pharmacies are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, providers, and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). We believe that, because of our operating processes, we are not a covered entity or a business associate under HIPAA, which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notwithstanding that we do not believe that we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

We have developed and maintained policies and procedures with respect to health information and personal information that we use or disclose in connection with our operations, including the adoption of administrative, physical, and technical safeguards to protect such information.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the Affiliated Medical Groups, and the providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

We also publish statements to our customers through our privacy policy that describe how we handle health information or other PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit customers’ use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing services to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny.

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses.

Our business, including our ability to operate and to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, features, or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to applicable laws, regulations, or industry standards or practices regarding the storage, use, or disclosure of data our customers or providers share with us, or regarding the manner in which the express or implied consent of customers or providers for such collection, analysis, and disclosure is obtained. Such changes may require us to modify our platform, possibly in a material manner, and may limit our ability to develop new offerings, functionality, or features.

Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including health information and other types of PII. We also process and store, and use additional third parties to process and store, confidential and proprietary information such as intellectual property and other proprietary business information, including that of our customers, providers, and partners. Our customer information is encrypted but not always de-identified. We manage and maintain our platform and data utilizing a combination of managed data center systems and cloud-based computing center systems.

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of information, causing sensitive, confidential or proprietary information to be accessed or acquired without authorization, or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage, transmission, and verification of customer information and other confidential, and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the nature of the sensitive, confidential, and proprietary information that we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical, and technological safeguards to address these risks, such as requiring outsourcing subcontractors who handle customer, user, and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard sensitive, confidential, and proprietary information. Measures taken to protect our systems, those of our third-party service providers, or sensitive, confidential, and proprietary information that we or our third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. Although we take steps to help protect sensitive, confidential, and proprietary information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance, or other disruptions.

A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and could suffer a loss of customers or providers or a decrease in the use of our platform, and we may suffer loss of reputation, adverse impacts on customer, provider, and partner confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, such as the California Consumer Privacy Act or the General Data Protection Regulation, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives, and agents from engaging in corruption and bribery. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws will increase as we expand internationally and as we commence sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.

Risks Related to Intellectual Property and Legal Proceedings

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

Our intellectual property includes the content of our website, our application, our software code, our electronic medical record system, our unregistered copyrights, and our trademarks. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, disclosure of trade secrets, and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

Obtaining and maintaining effective intellectual property rights is expensive, as is the costs of defending our rights. We make business decisions about when to file applications or registrations to protect our intellectual property and rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We are seeking or may seek to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. In particular, we believe it is important to maintain, protect, and enhance our brand.

Accordingly, we pursue the registration of domain names and our trademarks and service marks in the United States and in some jurisdictions outside of the United States. We may, over time, increase our investment in protecting innovations through investments in filings, registrations or similar steps to protect our intellectual property, and these processes are expensive and time-consuming.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not always detect infringement of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination, or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

If we fail to maintain, protect, and enhance our intellectual property rights, our business, financial condition, and results of operations may be harmed.

We may be in the future subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends in part on not infringing upon the intellectual property rights of others. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

Any intellectual property claim against us or parties indemnified by us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible, or make us less competitive in the market. Such disputes could also disrupt our business, which would adversely impact our customer satisfaction and ability to attract customers. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Additionally, we may be obligated to indemnify our customers in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these results could harm our results of operations.

We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor, and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory, and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements. These matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, and results of operations.

We face the risk of product liability claims and may not be able to maintain or obtain insurance.

Our business involves third-party medical providers performing medical consultations and, if warranted, prescribing medication to our customers. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the prescribed medication or other product. These liabilities could prevent or interfere with our growth and expansion efforts. Defending a suit, regardless of merit, could be costly, could divert management attention, and may result in adverse publicity or result in reduced acceptance of our platform and offerings.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations could be harmed.

We have implemented a disaster recovery program that allows us to move website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations that may result from interruptions in access to our platform as a result of system failures.

Risks Related to Our Results of Operations and Additional Capital Requirements

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

Hims & Hers has incurred net losses on an annual basis since its inception. Hims & Hers incurred net losses of $75.2 million, $72.1 million, and $18.1 million in the years ended December 31, 2018, 2019, and 2020, respectively. Hims & Hers had an accumulated deficit of $171.3 million as of December 31, 2020. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Hims & Hers’ historical cash flows from operations were negative for the years ended December 31, 2018, 2019, and 2020. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition would be adversely affected.

Our quarterly results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.

Our results of operations have in the past, and could in the future, vary significantly from quarter-to-quarter and year-to-year and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our results of operations and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:

•	new developments on our platform or in our product offerings;

•	our ability to attract and retain providers to our platform;

•	changes in our pricing policies and those of our competitors;

•	our ability to execute our plans to add treatment options and provider expertise for additional medical conditions;

•	long-term treatment outcomes of customers on our platform;

•	medical, technological, or other innovations in our industry or in connection with specific products that we make available on our platform;

•	our ability to maintain relationships with customers, partners, and suppliers;

•	our ability to retain key members of our executive leadership team;

•	breaches of security or privacy;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our business;

•	costs related to litigation, investigations, regulatory enforcement actions, or settlements;

•

changes in the legislative or regulatory environment, including with respect to practice of medicine, telehealth, privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;

•	announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;

•	our ability to make accurate accounting estimates and appropriately recognize revenue for our platform and offerings for which there are no relevant comparable products;

•	instability in the financial markets;

•	global economic conditions;

•	the duration and extent of the COVID-19 pandemic; and

•	political, economic, and social instability, including terrorist activities, and any disruption these events may cause to the global economy.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

We rely significantly on revenue from customers purchasing subscription-based prescription products and may not be successful in expanding our offerings.

To date, the vast majority of our revenue has been, and we expect it to continue to be, derived from customers who purchase subscription-based prescription products through the platform. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments. These customers generate a substantial majority of our revenue. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our revenue, which may have an adverse effect on our business, financial condition, and results of operations. Because we derive a vast majority of our revenue from customers who purchase subscription-based prescription products, any material decline in the use of such offerings could have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

We are subject to the reporting requirements of the Exchange Act, the listing standards of The New York Stock Exchange, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The new rules and regulations applicable to public companies has made it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible than they have been in the past, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, valuation of warrant liability, fair value of stock-based compensation, and consolidation of variable interest entities. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

We may not be able to timely and effectively implement controls and procedures required by Section 404(a) and/or 404(b) of the Sarbanes-Oxley Act.

We are required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company. If our Class A common stock held by non-affiliates exceeds $700 million as of June 30 in the upcoming five years, we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations.

Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) and/or 404(b) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our shares of common stock.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our solution, and adversely impact our business.

The application of federal, state, local, and international tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect) and could be applied solely or disproportionately to services provided over the internet or could otherwise materially affect our financial position and results of operations.

In addition, state, local, and foreign tax jurisdictions have differing rules and regulations governing sales, use, value-added, and other taxes, and these rules and regulations can be complex and are subject to varying interpretations that may change over time. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect). If we are required to collect and pay back taxes and associated interest and penalties, and if the amount we are required to collect and pay exceeds our estimates and reserves, or if we are unsuccessful in collecting such amounts from our customers, we could incur potentially substantial unplanned expenses, thereby adversely impacting our results of operations and cash flows. Imposition of such taxes on our services going forward or collection of sales tax from our customers in respect of prior sales could also adversely affect our sales activity and have a negative impact on our results of operations and cash flows.

One or more states may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our solutions, or otherwise harm our business, results of operations, and financial condition.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties, and interest may adversely impact our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Hims & Hers’ address is located at 2269 Chestnut Street, #523, San Francisco, California 94123. Hims & Hers’ workforce is currently working on a fully remote basis with the exception of those employees serving our affiliated pharmacy, whose presence is required for operation of the pharmacy, including fulfillment and distribution.

Item 3. Legal Proceedings

From time to time, we are party to litigation and subject to claims incident to the ordinary course of business. As our growth continues, we may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect our future results of operations, cash flows, or financial position. We are not presently party to any legal proceedings that, in the opinion of management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The OAC Class A ordinary shares, units, and warrants were historically traded on the NYSE under the symbols “OAC,” “OAC.U” and “OAC WS,” respectively. In connection with the Domestication, the OAC Class A ordinary shares converted into shares of Class A common stock on a one-for-one basis. On January 20, 2021, our Class A common stock and Warrants were listed on the NYSE under the new trading symbols of “HIMS” and “HIMS WS,” respectively.

Holders

On March 15, 2021, there were 154 holders of record of our Class A common stock and 84 holders of record of our Warrants. We believe a substantially greater number of beneficial owners hold shares of Class A common stock or Warrants through brokers, banks or other nominees.

Dividends

We have not paid any cash dividends on our Class A common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Merger, our shareholders approved the Hims & Hers Health, Inc. 2020 Equity Incentive Plan and Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan. We also assumed all outstanding awards under the Hims, Inc. 2017 Stock Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

The disclosure set forth in “Basis of Presentation” above is incorporated herein by reference. The securities issued in connection with the Business Combination and PIPE Investment were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The disclosure set forth in “Basis of Presentation” above is incorporated herein by reference.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Hims & Hers” refer to Hims & Hers Health, Inc. (formerly known as Oaktree Acquisition Corp.) The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

During the year ended December 31, 2020 and prior to the Merger, OAC was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For more information on the Merger, see “Basis of Presentation” elsewhere in this Report.

Following the Merger, we offer a range of health and wellness products and services available for purchase on our websites directly by customers. Most of the offerings on the Hims & Hers websites are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the company with predictability through a recurring revenue stream.

For subscription plans, customers select a desired cadence to receive products, which can range from every month to every two to twelve months, depending on the product. The customer is billed on a recurring basis on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Hims & Hers’ integrated technology platform allows it to serve its customers efficiently from start to finish: initially from customer discovery and purchase of offerings on its websites, to connecting customers with healthcare providers for telehealth consultations, to the fulfilment and delivery of customer orders, and finally through ongoing clinical management by healthcare providers. This technology-driven efficiency provides cost advantages that allow Hims & Hers to offer customers affordable prices and to generate robust gross margins.

Hims & Hers acquires new customers and drives brand awareness through various marketing channels, including social media, online search, television, radio, and other media channels. The Company intends to invest in growth in its current offerings and additionally in new products and services. The Hims & Hers platform is purpose-built to scale efficiently and to accommodate the seamless addition of new products and services. Hims & Hers plans to launch new subscription-based offerings which it expects will have a similar margin profile and unit economics to current offerings. As it implements its product roadmap, Hims & Hers expects to grow revenue through additional subscription-based recurring revenue offerings. The recent launches of new products and services in behavioral health, dermatology, and primary care demonstrate the scalability of the platform.

Key Factors Affecting Results of Operations after the Merger

New Customer Acquisition

Hims & Hers’ ability to attract new customers will be a key factor for our future growth. To date we have successfully acquired new customers through marketing and the development of our brands. As a result, Hims & Hers’ historical revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers.

Retention of Customers

Hims & Hers’ ability to retain customers will be a key factor in our ability to generate revenue. Most of our customers purchase products through subscription-based plans, where customers are billed and sent products on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past customer behavior stays consistent in the future. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted. The ability of our customers to continue to pay for our products and services will impact the future results of our operations.

Investments in Growth

Hims & Hers expects to continue to focus on long-term growth through investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of the products and services offered on our websites. We expect to make significant investments in marketing to acquire new customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities, including by opening our own affiliated pharmacy dedicated to our operations. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into New Categories

Hims & Hers expects to expand into new categories with our offerings. Category expansion allows us to increase the number of customers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

Key Business Metrics after the Merger

•	Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders (each as defined below). Hims & Hers’ Online Revenue is driven by a combination of AOV and Net Orders.

•

Net Orders (“Net Orders”) are defined as the number of online customer orders minus transactions related to refunds, credits, chargebacks and other negative adjustments. Net Orders represent transactions made on Hims & Hers’ platform during a defined period of time and exclude revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). We monitor the absolute number of Net Orders as a key indicator of our performance. Our Online Revenue is driven by a combination of AOV and Net Orders. Net Orders are driven primarily by the number of new customers acquired and the number of returning customers that make additional purchases. In the third quarter of 2019, we began implementing a strategy to acquire higher value and higher AOV customers and to enhance the customer experience with new offerings and subscription options.

In order to reconcile the key business metrics described above to total revenue, Hims & Hers’ management tracks the following financial results:

•

Online Revenue (“Online Revenue”) represents the sales of products and services on our platform, net of refunds, credits, chargebacks and includes revenue recognition adjustments recorded pursuant to U.S. GAAP, primarily relating to deferred revenue and returns reserve.

•	Wholesale Revenue (“Wholesale Revenue”) represents non-prescription product sales to retailers through wholesale purchasing agreements.

Non-GAAP Financial Measures after the Merger

In addition to financial results determined in accordance with U.S. GAAP, Hims & Hers believes Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before depreciation and amortization, provision for income taxes, interest expense, interest income, non-cash debt issuance expense, stock-based compensation and warrant mark-to-market expense (income).

Results of Operations

OAC’s entire activity since inception through December 31, 2020 related to formation, the preparation for its initial public offering, and since the closing of its initial public offering, the search for a prospective initial business combination. It neither engaged in any operations nor generated any revenues.

For the year ended December 31, 2020, OAC had a net loss of approximately $3.0 million, which consisted of approximately $4.8 million in general and administrative expenses primarily related to the Merger, which was partially offset by $1.7 million in interest earned on investments and marketable securities held in the trust account.

For the period from April 9, 2019 (inception) through December 31, 2019, OAC had net income of approximately $1.1 million, which consisted of approximately $1.9 million in interest earned on investments and marketable securities held in the trust account, offset by approximately $0.7 million in general and administrative expenses.

Liquidity and Capital Resources

Unless noted otherwise, the below discussion of liquidity and capital resources refers to OAC prior to the closing of the Merger and to Hims & Hers after the closing of the Merger.

As of December 31, 2020, OAC had approximately $1.1 million in its operating bank account and approximately $3.0 million of interest income available in the trust account for Regulatory Withdrawals (as defined herein and subject to an annual limit of $325,000) and for our tax obligations, if any. Subsequent to December 31, 2020, OAC used these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Prior to the Merger, OAC’s liquidity needs were satisfied prior to the completion of the initial public offering through receipt of a $25,000 capital contribution from its sponsor in exchange for the issuance of the Founder Shares to its sponsor, the advancement of funds by its sponsor of approximately $62,000 to cover for offering costs in connection with the initial public offering, and the proceeds from the consummation of the private placement not held in the trust account. On November 18, 2019, OAC repaid the advance in full to its sponsor. In addition, in order to finance transaction costs in connection with the Merger, its sponsor or an affiliate of its sponsor, or its officers and directors were permitted but not obligated to provide OAC working capital loans. As of December 31, 2020 and 2019, there were no amounts outstanding under any working capital loan, and no working capital loans were provided in connection with the Merger.

Hims & Hers historically incurred negative cash flows from operating activities and significant losses from operations. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents and investments will be sufficient to fund our operations for at least the next 12 months. As of December 31, 2020, Hims & Hers’ principal sources of liquidity were cash and cash equivalents in the amount of $27.3 million, which were primarily invested in money market funds; and short-term investments in the amount of $72.9 million, which were primarily invested in corporate, government and asset backed bonds. Subsequent to December 31, 2020, Hims & Hers received gross proceeds of $197.7 million from the Merger and $75.0 million from private investors. In connection with the Merger, Hims & Hers paid $11.5 million of closing costs as well as $22.0 million for the repurchase of Class A common stock.

We expect to purchase up to approximately $3 million in property and equipment for the purposes of building our own pharmacy operations and related facilities and capabilities, inclusive of $1.7 million invested as of December 31, 2020. We estimate initial annual selling, general, and administrative expenses of approximately $10 million to manage our own pharmacy, warehousing, and fulfillment operations. These expenses include labor for dispensing and fulfillment activities, facility and employee management, rent, utilities, maintenance, and other related overhead. These selling, general, and administrative expenses are expected to partially offset third-party pharmacy, warehousing, and fulfillment expenses that would have been otherwise incurred by the Company.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. In order to support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Critical Accounting Policies

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

OAC Critical Accounting Policies and Estimates Prior to the Merger

OAC Class A Ordinary Shares Subject to Possible Redemption

OAC Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable OAC Class A ordinary shares (including OAC Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within OAC’s control) are classified as temporary equity. At all other times, OAC Class A ordinary shares are classified as shareholders’ equity. OAC Class A ordinary shares feature certain redemption rights that are considered to be outside of OAC’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 18,854,302 and 19,159,203, respectively, OAC Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of OAC’s balance sheets.

Net Income per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. OAC has not considered the effect of the warrants sold in its initial public offering and the private placement to purchase an aggregate of 10,725,000 of OAC Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

OAC’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for OAC Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the trust account of approximately $1.7 million, net of $325,000 annual limit of Regulatory Withdrawal available to be withdrawn from the trust account, resulting in a total of approximately $1.4 million for the year ended December 31, 2020, by the weighted average number of OAC Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for OAC Class B ordinary shares is calculated by dividing the net loss of approximately $3.0 million, less income attributable to OAC Class A ordinary shares of approximately $1.4 million, resulted to a net loss of approximately $4.4 million, by the weighted average number of OAC Class B ordinary shares outstanding for the period.

Hims & Hers Critical Accounting Policies and Estimates after the Merger

Revenue Recognition

Hims & Hers recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Hims & Hers adopted ASC 606 on January 1, 2017, at the inception of its operations.

For Online Revenue, Hims & Hers defines its customer as an individual who purchases products or services through the website. The transaction price in contracts with customers is the total amount of consideration to which Hims expects to be entitled in exchange for transferring products or access to services to the customer.

Contracts that contain prescription products include two performance obligations: access to (i) products and (ii) consultation services. Hims & Hers contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain service, by the provision of consultation services to the customer. Hims & Hers satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. Hims & Hers satisfies its performance obligation for services over the period of the consultation service, which is typically a few days. The customer obtains control of the products and services upon the Hims & Hers’ completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which Hims & Hers separately sells the products and services, as well as market and cost-plus-margin-based estimates.

To fulfill its promise to customers for contracts that include professional medical consultations, Hims & Hers maintains relationships with various Affiliated Medical Groups, which are professional corporations or other professional entities owned by licensed physicians that engage licensed medical professionals (medical doctors, physician assistants, and nurse practitioners; collectively referred to as “Providers”) to provide consultation services. Hims & Hers accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) Hims & Hers determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) Hims & Hers is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) Hims & Hers incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) Hims & Hers, at its sole discretion, sets all listed prices charged on its website for products and services.

Additionally, to fulfill its promise to customers for contracts that include professional medical consultations, Hims & Hers maintains relationships with third-party pharmacies to fill prescriptions that are ordered by the Hims & Hers’ customers. Hims & Hers made the judgement to account for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) it has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacy fills the prescription based on fulfillment instructions provided by Hims including using Hims branded packaging for generic products; (iii) Hims & Hers is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) Hims & Hers is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) Hims & Hers, at its sole discretion, sets all listed prices charged on its websites for products and services.

Hims & Hers estimates refunds using the expected value method based on historical refunds granted to customers. Hims updates its estimate at the end of each reporting period and recognizes the estimated amount as contra-revenue with a corresponding refund liability. Sales, value-added, and other taxes are excluded from the transaction price and, therefore, from revenue.

Hims & Hers has made an accounting policy election to account for shipping and handling activities performed after the control of a product has been transferred to the customer as fulfillment costs, with direct costs to ship products to customers included in cost of revenue. Contracts with customers do not contain costs to obtain or costs to fulfill contracts with customers in accordance with ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers.

For online sales, payment for prescription medication and nonprescription products is typically collected from the customer a few days in advance of product shipment. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the consolidated balance sheets of which substantially all of the balance is recognized in the following month. For wholesale arrangements, payments are collected in accordance with contract terms.

Warrant Liability

Hims & Hers classifies warrants to purchase shares of redeemable convertible preferred stock that are contingently puttable or redeemable as liabilities. Such warrants are measured and recognized at fair value and are subject to remeasurement at each balance sheet date.

As of December 31, 2020 the fair value of the preferred stock warrant liability is measured using a Black-Scholes-Merton (“BSM”) option-pricing model. Inputs to that model include the purchase right’s expected remaining term, the risk-free interest rate, expected volatility based on representative peer companies, and the fair value of the Company’s total equity based on the publicly trading stock price. Changes to the fair value measurement are recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. In prior periods, fair value of the preferred stock warrant liability had been measured using the BSM option-pricing model, Monte Carlo simulation, and probability weighted expected return method (“PWERM”). The changes in valuation method prior to December 31, 2020 occurred as a result of increased probability the Company’s common shares would be publicly listed in the near-term. As of December 31, 2020, the valuation method changed as a result of the Company expecting to close the Merger after obtaining approval from the Securities Exchange Commission to file a proxy statement on December 29, 2020.

Hims & Hers adjusts the warrant liability for changes in the fair value until the earlier of the exercise or expiration of the warrants or the completion of a liquidation event, including completion of an initial public offering, at which time all such preferred stock warrants will be converted into warrants to purchase shares of common stock and the liability will be reclassified to additional paid-in capital.

Stock-Based Compensation

Hims & Hers accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. Hims & Hers determines the fair value of stock-based awards granted or modified on the grant date or modification date using appropriate valuation techniques.

The fair value of employee and nonemployee stock options are determined using the BSM option-pricing model using various inputs, including estimates of expected term, volatility, risk-free rate, and future dividends. The fair value of the performance stock options granted to the CEO of Hims & Hers in June 2020 is measured using a Monte Carlo simulation model. Excluding stock options with performance conditions, Hims & Hers recognizes compensation costs on a straight-line basis over the requisite service period of the employee and nonemployee, which is generally the option vesting term of four years. For stock options with performance conditions, stock-based compensation expense will be recognized when it is probable that the performance criteria will be achieved. Hims accounts for forfeitures as they occur.

The fair value of RSUs is determined based on the fair value of Hims & Hers’ common stock at the grant date. The RSUs generally have a vesting term of four years in addition to a performance-based vesting condition, which was satisfied upon the closing of the Merger.

Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Hims & Hers continues to use judgment in evaluating the expected term and expected volatility utilized in stock-based compensation expense calculation on a prospective basis. As Hims & Hers continues to accumulate additional data related to its common stock, Hims & Hers may refine its estimates of expected volatility and expected term, which could materially impact future stock-based compensation expense.

Fair Value of Common Stock—Prior to the Merger, the Hims board of directors determined the fair value of Hims Class A Common Stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the Merger, we use the publicly quoted market closing price as reported on the New York Stock Exchange as the fair value of our Class A common stock.

Expected Term—Hims & Hers calculates the expected term using the simplified method based on the options vesting term and contractual terms as it did not have sufficient relevant historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Expected Volatility—The volatility is derived from the average historical stock volatilities of a peer group of public companies that Hims & Hers considers to be comparable to its business over a period equivalent to the expected term of the share-based grants.

Risk-free Interest Rate—Hims & Hers derives the risk-free interest rate assumption from the United States Treasury’s rates for the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued.

Dividend Yield—Hims & Hers bases the assumed dividend yield on its expectation of not paying dividends in the foreseeable future. Consequently, the expected dividend yield used is zero.

Consolidation of Variable Interest Entities

U.S. GAAP requires variable interest entities to be consolidated if an entity’s interest in the variable interest entity is a controlling financial interest. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the variable interest entity or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity.

Hims & Hers determined that it is the primary beneficiary of the Affiliated Medical Groups and XeCare for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the entities’ losses.

Hims & Hers performs ongoing reassessments of whether changes in the facts and circumstances regarding its involvement with the Affiliated Medical Groups and XeCare would cause its consolidation conclusion to change. The consolidation status of the variable interest entities with which Hims & Hers is involved may change as a result of such reassessments. Changes in consolidation status are applied in accordance with applicable U.S. GAAP.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-20 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. OAC’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we evaluated the effectiveness of OAC’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on this assessment, our management concluded that OAC’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in OAC’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, OAC’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1 †	Agreement and Plan of Merger dated as of September 30, 2020, by and among Oaktree Acquisition Corp., Rx Merger Sub, Inc. and Hims, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

3.1	Certificate of Incorporation of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

3.2	Bylaws of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Oaktree Acquisition Corp.’s Registration Statement on Form S-1/A (Registration No. 333-232444), filed with the SEC on July 16, 2019).

4.2	Warrant Agreement, dated as of July 22, 2019, between Continental Stock Transfer & Trust Company and Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on July 23, 2019).

4.3	Certificate of Corporate Domestication of Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

4.4	Description of registered securities.*

10.1	Sponsor Agreement, dated as of September 30, 2020, by and among Oaktree Acquisition Holdings, L.P., Oaktree Acquisition Corp. and Hims, Inc. (incorporated by reference to Exhibit 10.1 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020)).

Exhibit No.	Description

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 001-38986), filed with the SEC on October 1, 2020).

10.3	Form of Support Agreement (incorporated by reference to Exhibit 10.3 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (Registration No. 001-38986), filed with the SEC on October 1, 2020).

10.4	Registration Rights Agreement, dated as of January 20, 2021, by and among Hims & Hers Health, Inc. and Oaktree Acquisition Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.5	Amended and Restated Investors’ Rights Agreement, dated as of September 30, 2020, by and among Hims & Hers Health, Inc. and the Hims Stockholders party thereto (incorporated by reference to Exhibit 10.4 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.6+	Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.7+	Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.9	Second Amended and Restated Loan and Security Agreement, dated November 27, 2019, by and between Hims and Silicon Valley Bank (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 2, 2020).

10.10 ††	Plain English Growth Capital Loan and Security Agreement, dated November 27, 2019, by and between Hims and TriplePoint Venture Growth BDC Corp (incorporated by reference to Exhibit 10.10 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 2, 2020).

10.11+	Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims and Spencer Lee (incorporated by reference to Exhibit 10.15 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.12+	Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.16 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.13+	Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.14+	Employment Agreement, dated as of December 21, 2020, by and between Hims and Spencer Lee (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.15+	Employment Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

Exhibit No.	Description

10.16+	Employment Agreement, dated as of January 14, 2021, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.17	Form of Share Exchange Agreement by and among Hims, Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

24.1	Power of Attorney (included on signature page of this Annual Report).*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
††	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2021

HIMS & HERS HEALTH, INC.

/s/ Andrew Dudum
Name: Andrew Dudum
Title: Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Dudum and Spencer Lee, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Dudum Andrew Dudum	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2021

/s/ Spencer Lee Spencer Lee	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2021

/s/ Alex Bard Alex Bard	Director	March 22, 2021

/s/ Dr. Toby Cosgrove, M.D. Dr. Toby Cosgrove, M.D.	Director	March 22, 2021

/s/ Kirsten Green Kirsten Green	Director	March 22, 2021

Name	Position	Date

/s/ Jules Maltz Jules Maltz	Director	March 22, 2021

/s/ Lynne Chou O’Keefe Lynne Chou O’Keefe	Director	March 22, 2021

/s/ David Wells David Wells	Director	March 22, 2021

/s/ Ambar Bhattacharyya Ambar Bhattacharyya	Director	March 22, 2021

/s/ Andrea Perez Andrea Perez	Director	March 22, 2021

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 and 2019	F-3
Statements of Operations for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019	F-5
Statements of Cash Flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Hims & Hers Health, Inc. (f/k/a Oaktree Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hims & Hers Health, Inc. (f/k/a Oaktree Acquisition Corp.) (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

March 18, 2021

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

BALANCE SHEETS

DECEMBER 31, 2020 and 2019

	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,058,267	$1,510,341
Prepaid expenses	50,100	147,500

Total current assets	1,108,367	1,657,841
Investments held in Trust Account	204,525,055	203,107,342

Total assets	$205,633,422	$204,765,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,194	$18,475
Accrued expenses	4,189,620	478,577
Accrued expenses – related party	60,000	54,839
Due to related parties	598,833	427,503

Total current liabilities	4,896,647	979,394
Deferred underwriting commissions	7,043,750	7,043,750
Deferred legal fees	150,000	150,000

Total liabilities	12,090,397	8,173,144

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 18,854,302 and 19,159,203 shares subject to possible redemption at $10.00 per share as of December 31, 2020 and 2019, respectively	188,543,020	191,592,030
Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,270,698 and 965,797 shares issued and outstanding (excluding 18,854,302 and 19,159,203 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	127	97
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding as of December 31, 2020 and 2019	503	503
Additional paid-in capital	6,901,127	3,852,147
(Accumulated deficit) retained earnings	(1,901,752)	1,147,262

Total shareholders’ equity	5,000,005	5,000,009

Total liabilities and shareholders’ equity	$205,633,422	$204,765,183

The accompanying notes are an integral part of these financial statements.

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from April 9, 2019 (inception) through December 31,
	2020	2019
General and administrative expenses	$4,791,727	$710,080

Loss from operations	(4,791,727)	(710,080)
Gain on investments (net), dividends and interest, held in Trust Account	1,742,713	1,857,342

Net (loss) income	$(3,049,014)	$1,147,262

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	20,125,000

Basic and diluted net income per share, Class A	$(0.07)	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	5,031,250

Basic and diluted net income per share, Class B	(0.89)	(0.08)

The accompanying notes are an integral part of these financial statements.

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – April 9, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,013,250	503	24,497	—	25,000
Sale of units in initial public offering, gross	20,125,000	2,013	—	—	201,247,987	—	201,250,000
Offering costs	—	—	—	—	(11,855,223)	—	(11,855,223)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,025,000	—	6,025,000
Shares subject to possible redemption	(19,159,203)	(1,916)	—	—	(191,590,114)	—	(191,592,030)
Net income	—	—	—	—	—	1,147,262	1,147,262

December 31, 2019	965,797	$97	5,013,250	$503	$3,852,147	$1,147,262	$5,000,009

Shares subject to possible redemption	304,901	30	—	—	3,048,980	—	3,049,010
Net Loss	—	—	—	—	—	(3,049,014)	(3,049,014)

December 31, 2020	1,270,698	$127	5,013,250	$503	6,901,127	(1,901,752)	5,000,005

The accompanying notes are an integral part of these financial statements.

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from April 9, 2019 (inception) through December 31, 2019
Cash flows from operating activities:
Net (loss) income	$(3,049,014)	$1,147,262
Adjustments to reconcile net loss to net cash (used in) operating activities:
Unrealized gain on investments (net), dividends and interest, held in Trust Account	(1,742,713)	(1,857,342)
Changes in operating assets and liabilities:
Prepaid expenses	97,400	(147,500)
Accounts payable	(6,645)	450,081
Accrued expenses	4,171,145	18,475
Accrued expenses – related party	(418,577)	54,839
Due to related parties	171,330	92,503

Net cash used in operating activities	(777,074)	(241,682)
Cash flows from investing activities:
Proceeds received from sales; redemptions of marketable securities held in Trust Account	325,000	—
Principal deposited in Trust Account	—	(201,250,000)

Net cash provided by (used in) investing activities	325,000	(201,250,000)
Cash flows from financing activities:
Proceeds received from initial public offering, gross	—	201,250,000
Proceeds received from private placement	—	6,025,000
Payment of offering costs	—	(4,211,257)
Repayment of advances from related parties	—	(61,720)

Net cash provided by financing activities	—	203,002,023
Net change in cash	(452,074)	1,510,341
Cash, beginning of period	1,510,341	—

Cash, end of period	$1,058,267	$1,510,341

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(3,049,010)	$191,592,030
Offering costs included in accrued expenses	—	28,496
Offering costs paid by related parties	—	396,720
Deferred underwriting commissions in connection with the initial public offering	—	7,043,750
Deferred legal fees in connection with the initial public offering	—	150,000
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000

The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization, Business Operations and Basis of Presentation

Oaktree Acquisition Corp. (now known as Hims & Hers Health, Inc.) (the “Company”) was incorporated as a Cayman Islands exempted company on April 9, 2019. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating its Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and manage a business in the industrial and consumer sectors. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from April 9, 2019 (inception) through December 31, 2020 relates to the Company’s formation, the preparation for its initial public offering (the “Initial Public Offering”), as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company provides the holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”), sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted prior to the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem its Public Shares irrespective of whether such Public Shareholder votes for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares acquired by them in connection with the completion of a Business Combination. Prior to the Business Combination, 6,193 Class A ordinary shares were redeemed for an aggregate redemption price of less than $0.1 million.

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

Liquidity

As of December 31, 2020, the Company had approximately $1.1 million in its operating bank account and approximately $3.0 million of interest income available in the Trust Account for Regulatory Withdrawal (subject to an annual limit of $325,000) and for the Company’s tax obligations, if any, and a working capital deficit of approximately $3.8 million.

The Company’s liquidity needs to date have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, the advancement of funds by the Sponsor of approximately $62,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the proceeds from the consummation of the Private Placement not held in the Trust Account. On November 18, 2019, the Company repaid the advance in full to the Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020 and 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company has sufficient cash available due to consummation of a Business Combination (discussed below) and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Merger

On January 20, 2021, the Company consummated the merger that the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Rx Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Hims, Inc., a Delaware corporation (“Hims”) on September 30, 2020. The Merger Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “Hims & Hers Health, Inc.”, (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company will become one share of Class A common stock of the Company (the “New Hims Class A Common Stock”), and (C) each outstanding warrant of the Company will become one warrant to purchase one share of New Hims Class A Common Stock; and (ii) following the Domestication, Merger Sub will merge with and into Hims, with Hims as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”). The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Proposed Business Combination”. See the Form 8-K and the prospectus filed by the Company with the SEC on October 1, 2020.

In connection with the Merger, the Company adopted a dual class stock structure pursuant to which all stockholders of the Company will hold only shares of New Hims Class A Common Stock, except for Andrew Dudum, the Chief Executive Officer and Founder of Hims, who will hold, directly or indirectly, shares of New Hims Class A Common Stock and shares of Class V common stock of the Company (the “New Hims Class V Common Stock”). Immediately following the closing of the Merger, and by virtue of Mr. Dudum’s holdings of New Hims Class A Common Stock and New Hims Class V Common Stock, Mr. Dudum is expected to hold approximately 90% of the voting power of the capital stock of the Company on a fully diluted basis. The New Hims Class V Common Stock will also be subject to a “sunset” and conversion to New Hims Class A Common Stock if Mr. Dudum (i) no longer serves in a senior executive or board role, or (ii) transfers any shares of New Hims Class V Common Stock (except for permitted transfers).

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $1.6 billion, minus up to $75 million of cash consideration at closing to Hims stockholders at Hims’ election, plus the aggregate strike price of all Hims options and warrants, (i) each share of Hims common stock, restricted stock and preferred stock (other than dissenting shares and shares held by Hims as treasury stock (which shares will be cancelled for no consideration as part of the Merger) will be cancelled and converted into the right to receive the applicable portion of the merger consideration comprised of New Hims Class A Common Stock, earn out shares (as described below) and warrants to acquire shares of New Hims Class A Common Stock, each as determined in the Merger Agreement, (ii) all equity awards of Hims will be assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of New Hims Class A Common Stock, earn out restricted stock unit awards and warrant restricted stock unit awards with a value as if such Hims equity awards were exercised prior to the closing of the Merger and (iii) each warrant of Hims that is unexercised will be assumed by the Company and represent the right to receive the applicable portion of the merger consideration upon exercise of such warrant as if such warrant was exercised prior to the closing of the Merger. Each Hims equityholder will receive its applicable portion of the 16 million earn out shares (or equivalent equity award) that will vest in equal thirds if the trading price of New Hims Class A Common Stock is greater than or equal to $15, $17.50 and $20 for any 10 trading days within any 20-trading day period and will also vest in connection with any Company Sale (as defined in the Merger Agreement) if the applicable thresholds are met in such Company Sale. The trading price thresholds were met in February 2021.

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The Company has also taken action such that, effective immediately after the closing of the Merger, the Company’s board of directors consist of up to eight directors, which shall include the board of directors of Hims prior to the signing of the Merger Agreement plus up to four individuals to be identified at the sole discretion of Hims. In addition, the Company has agreed to adopt an equity incentive plan in an amount not to exceed 10% of the Company’s equity interests on a fully diluted basis with an annual evergreen provision in an amount not to exceed 5% on a fully diluted basis and employee stock purchase plan in an amount not to exceed 2% of the Company’s equity interests on a fully diluted basis with an annual evergreen provision in an amount not to exceed 1% on a fully diluted basis.

In addition, prior to the closing of the Merger, 25.0% of the Class B ordinary shares of the Company and the Private Placement Warrants will be surrendered and forfeited by the Sponsor in accordance with the Sponsor Agreement (as defined below) and reissued to existing Hims equityholders as New Hims Class A Common Stock (or equivalent equity awards in respect thereof) and warrants to acquire shares of New Hims Class A Common Stock (or equivalent equity awards in respect thereof) as part of the merger consideration described above and the Domestication will be consummated.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, the Company, the Sponsor and Hims entered into a sponsor agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby (including the

Merger), (ii) surrender and forfeit 25.0% of the Class B ordinary shares of the Company and the Private Placement Warrants for no consideration and as a contribution to the capital of the Company to be effectuated in connection with the consummation of the Merger, (iii) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of the Company held by the Sponsor, (iv) be bound by certain other covenants and agreements related to the Merger and (v) be bound by certain transfer restrictions with respect to its shares in the Company prior to the closing of the Merger, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

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

Registration Rights Agreement

At the closing of the Merger, the Company and the Sponsor entered into a registration rights agreement (the “Parent Registration Rights Agreement”) pursuant to which, among other things, the Sponsor was granted certain customary registration rights with respect to its shares of New Hims Class A Common Stock.

Amended and Restated Investors’ Rights Agreement

Concurrently with the execution of the Merger Agreement, the Company and certain Hims Stockholders entered into an amended and restated investors’ rights agreement (the “A&R Company Investors’ Rights Agreement”) contingent upon and to be effective immediately prior to the closing of the Merger pursuant to which, among other things (i) such Hims Stockholders have agreed not to effect any sale or distribution of the Company’s equity securities during the lock-up period described therein and (ii) will be granted certain customary registration rights with respect to their shares of New Hims Class A Common Stock.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $24 and $17,000 in cash equivalents held in the Trust Account as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020 and 2019, the carrying values of cash, accounts payable, accrued expenses, and advances from related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised mainly of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering on July 22, 2019.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 18,854,302 and 19,159,203, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $1.7 million, net of $325,000 annual limit of Regulatory Withdrawal available to be withdrawn from the Trust Account, resulting in a total of approximately $1.4 million for the year ended December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share for the year ended December 31, 2020, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $3.0 million, less income attributable to Class A ordinary shares of approximately $1.4 million, resulted to a net loss of approximately $4.4 million, by the weighted average number of Class B ordinary shares outstanding for the period.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020 and 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $120,000 and $55,000 for the year ended December 31, 2020 and during the period from April 9, 2019 (inception) through December 31, 2019, respectively, in expenses in connection with such services as reflected in the accompanying statement of operations. As of December 31, 2020 and December 31, 2019, the Company had approximately $60,000 and $55,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying balance sheets. During the year ended December 31, 2020, the Company paid approximately $115,000 of the outstanding accrued administrative support fees.

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

The underwriters were entitled to underwriting discounts of $0.20 per unit, or $4.025 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $7.04 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. This was paid upon the close of the Merger.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer an aggregate of $150,000 of their fees in connection with the Initial Public Offering until the closing of the Initial Business Combination. The deferred fee will become payable to the legal counsel from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. As of December 31, 2020 and 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheet. This was paid upon the close of the Merger.

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 20,125,000 Class A ordinary shares issued and outstanding, including 18,854,302 and 19,159,203, respectively, Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 26, 2019, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 4,312,500 to 5,031,250. All share amounts have been retroactively restated to reflect the share capitalization. Holders of Class B ordinary shares are entitled to one vote for each Class B ordinary share. As of December 31, 2020 and 2019, there were 5,031,250 Class B ordinary shares outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2020:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$204,525,031	$—	$—
Cash equivalents—money market funds	24	—	—

	$204,525,055	$—	$—

December 31, 2019:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$203,090,272	$—	$—
Cash equivalents—money market funds	17,070	—	—

	$203,107,342	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020 or for the period from April 9, 2019 (inception) through December 31, 2019.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

On January 20, 2021, the Company completed the Merger pursuant to the Merger Agreement as described in Note 1. As contemplated by the Merger Agreement and as described in the Company’s definitive proxy statement filed with the United States Securities and Exchange Commission (the “SEC”) on December 29, 2020 (the “Proxy Statement”), (i) the Company became a Delaware corporation and, in connection with the Domestication, (A) the Company’s name changed to “Hims & Hers Health, Inc.”, (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company became one share of Class A common stock of the Company, and (C) each outstanding warrant of the Company became one warrant to purchase one share of New Hims Class A Common Stock; and (ii) following the Domestication, Merger Sub merged with and into Hims, with Hims as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company.

In February 2021, the Company net exercised 3,012,500 warrants for 1,474,145 shares of New Hims Class A common stock.