Form 10-K/A
period 2020-12-31
Hims & Hers Health, Inc.
filed 2021-04-30
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

HIMS & HERS HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	001-38986	98-1482650
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2269 Chestnut Street, #523 San Francisco, California	94123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 851-0195

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A Common Stock, $0.0001 par value per share	HIMS	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A Common Stock	HIMS WS	The New York Stock Exchange

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

As of April 21, 2021, 183,409,192 shares of Class A Common Stock, par value $0.0001, and 8,377,623 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Hims & Hers Health, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed on March 22, 2021 (the “Original Filing” or the “Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the below referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form 10-K for the fiscal year ended December 31, 2020, because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV has been amended and replaced in its entirety to include currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3, 31.4, 32.3 and 32.4 hereto.

Except as described above, this Amendment does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included in the Form 10-K to reflect any subsequent events. The Form 10-K continues to speak as of the date of the Form 10-K. This Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers, and certain information about each of them as of April 30, 2021 are set forth below.

Name	Age	Position(s) with Hims & Hers
Andrew Dudum	32	Chief Executive Officer and Chairman
Spencer Lee	42	Chief Financial Officer
Dr. Patrick Carroll, M.D.	63	Chief Medical Officer
Melissa Baird	43	Chief Operating Officer
Soleil Boughton	42	Chief Legal Officer
Alex Bard	46	Director
Ambar Bhattacharyya	38	Director
Dr. Delos Cosgrove, M.D.	80	Director
Kirsten Green	49	Director
Jules Maltz	41	Director*
Lynne Chou O’Keefe	43	Director
Andrea Perez	40	Director
David Wells	49	Director

*	Lead Independent Director

Executive Officers

Andrew Dudum. Since the consummation of the Business Combination, Mr. Dudum has served as our Chief Executive Officer and Chairman of our Board of Directors. Mr. Dudum is a co-founder of Hims and has been the Chief Executive Officer and a director of Hims since September 2016. Mr. Dudum is a Co-Founder and General Partner of startup studio and investment fund Atomic Labs, LLC where he has co-founded over a dozen companies including Bungalow, Homebound, TalkIQ, and Terminal, since 2013. Mr. Dudum is a serial founder, active angel investor and advisor to various startup companies. Mr. Dudum is an advisor to Cherubic Ventures, a China and U.S. based early-stage venture capital firm and in 2020 was named to Fortune’s 40 Under 40 list. Mr. Dudum received a B.A. in Management and Economics from the Wharton School at the University of Pennsylvania.

Spencer Lee. Since the consummation of the Business Combination, Mr. Lee has served as our Chief Financial Officer. Mr. Lee has served as Hims’ Chief Financial Officer and Treasurer since March 2019. Previously, from March 2015 to March 2019, Mr. Lee served as Chief Financial Officer of Minted, Inc. From 2013 to 2015, he served as Chief Financial Officer of Julep Beauty, Inc. Mr. Lee holds a B.A. in Economics from Pomona College.

Dr. Patrick Carroll, M.D. Since the consummation of the Business Combination, Dr. Patrick Carroll has served as our Chief Medical Officer and will oversee all matters pertaining to provision of care, clinical outcomes, patient safety, healthcare information systems and strategic initiatives and programs that will enhance the Hims & Hers care model. Prior to joining Hims in June 2019, Dr. Carroll was the Group Vice President and Chief Medical Officer of Walgreens Company from May 2014 to June 2019. Prior to joining Walgreen’s in May 2014, Dr. Carroll served as the Chief Medical Officer of Integrated Care Partners, Hartford HealthCare’s clinical integration organization. He was also the Medical Director for Hartford HealthCare’s Medicare Shared Savings Program. From 2010 to 2012, Dr. Carroll served as the Chief Medical Officer for the Granite Medical Group, a 40-provider Multispecialty/Primary Care Group that is part of Atrius Health. Dr. Carroll received his bachelor’s degree from the College of the Holy Cross and his medical degree from Dartmouth Medical School. He completed his residency training at Middlesex Hospital in family practice, where he served as Chief Resident. Dr. Carroll is Board Certified in Family Practice and in Adolescent Medicine.

Melissa Baird. Since the consummation of the Business Combination, Ms. Baird has served as our Chief Operating Officer. Ms. Baird has served as Hims’ Chief Operating Officer since February 2018. Ms. Baird brings more than nine years of operations and technology management in the consumer space to us as well as over 10 years of scientific research experience. Prior to serving as the Chief Operating Officer of Hims, from July 2016 to January 2018 Ms. Baird was Vice President of Systems and Procedures for Draper James. From December 2015 to July 2016, Ms. Baird served as the General Manager of Onefinestay. Prior to that, Ms. Baird was with Bonobos from September 2013 to November 2015 ultimately serving as the Vice President of Operations and Product Management. During her tenure, she was responsible for strategies related to the website, ecommerce platform, product management, fulfillment and customer service. From May 2011 to September 2013, Ms. Baird served as the Product Manager of Supply Chain Operations for Zulily, holding responsibility for internalizing Zulily’s fulfillment operations and scaling operations through technology programs. From January 2001 to May 2011, Ms. Baird served in a variety of scientific research roles spanning from Lab Technician to Geneticist. Ms. Baird obtained a B.S. in Biological Sciences from the University of Missouri.

Soleil Boughton. Since the consummation of the Business Combination, Ms. Boughton has served as our Chief Legal Officer and Corporate Secretary. Ms. Boughton joined Hims in October 2018 to oversee the company’s legal department and public policy activities and currently serves as Chief Legal Officer and Corporate Secretary. Ms. Boughton brings 16 years of healthcare law experience to the company, and has represented digital health companies, hospitals, health systems and other healthcare and life sciences companies across all aspects of a company’s life cycle. Ms. Boughton was in-house healthcare counsel for Google’s Cloud Healthcare & Life Sciences from October 2017 to October 2018. Prior to that, Ms. Boughton was a Partner in the Healthcare & Life Sciences group of Jones Day from January 2015 to October 2017, where she primarily represented direct-to-consumer telehealth and other digital health companies. Ms. Boughton obtained a B.A. from Pomona College and a J.D. from the UCLA School of Law.

Non-Employee Directors

Alex Bard. Since the consummation of the Business Combination, Mr. Bard has served on our Board of Directors. Mr. Bard has been a member of the Board of Directors of Hims since December 2017. Since July 2017, Mr. Bard has served as a Managing Director at Redpoint Ventures. From September 2014 to July 2017, Mr. Bard served as Chief Executive Officer at Campaign Monitor. From September 2011 to September 2014, Mr. Bard served as Executive Vice President & General Manager of the Service Cloud business at Salesforce.com, which acquired Assistly, Inc., where Mr. Bard served as Founder and Chief Executive Officer from October 2009 to September 2011. Mr. Bard currently serves as a member of the Board of Directors of several privately held companies. Mr. Bard received a Bachelor of Arts degree from Stony Brook University. We believe Mr. Bard is qualified to serve on our Board of Directors because of his extensive operational and management experience, as well as his expertise as a venture capital investor and advisor to technology companies.

Ambar Bhattacharyya. Mr. Bhattacharyya joined our Board of Directors in March 2021. Since 2015, Mr. Bhattacharyya has served as a managing director of Maverick Ventures, which serves as the private investment arm of Maverick Capital, a venture capital fund. Prior to joining Maverick Ventures, Mr. Bhattacharyya worked at Bessemer Venture Partners and Bain Capital Ventures. Mr. Bhattacharyya received a B.S. in Finance and a B.A. in Management from the University of Pennsylvania and an M.B.A. from Harvard Business School. We believe Mr. Bhattacharyya is qualified to serve as a director given his significant experience advising rapidly growing technology companies and his knowledge of and experience in corporate finance.

Dr. Delos Cosgrove, M.D. Since the consummation of the Business Combination, Dr. Cosgrove has served on our Board of Directors. Dr. Cosgrove has served as a board observer from October 2019 until formally becoming a member of the Board of Directors of Hims in September 2020. Dr. Cosgrove also currently serves as the Executive Advisory for The Cleveland Clinic and has since December 2017. Prior to that, from January 2004 to December 2017 Dr. Cosgrove served as the President and Chief Executive Officer of the Cleveland Clinic. Dr. Cosgrove obtained a B.A. in Biology from Williams College and M.D. from University of Virginia School of Medicine. After medical school Dr. Cosgrove served as Chief of USAF in the Casualty Staging Flight in Da Nang, Republic of Vietnam and as a surgeon at Hamilton AFB in California. He also received medical training at various hospitals including Strong Memorial Hospital in New York, Massachusetts General Hospital, Brook General Hospital in England and Boston Children’s Hospital in Massachusetts. We believe Dr. Cosgrove is qualified to serve on our Board of Directors because of his vast medical training and experience working in management and advisory roles.

Kirsten Green. Since the consummation of the Business Combination, Ms. Green has served on our Board of Directors. Ms. Green has served as a board observer from June 2018 until formally becoming been a member of the Board of Directors of Hims in September 2020. Ms. Green is currently the Founder and Managing Director of Forerunner Ventures and has been in this role since Forerunner’s inception in 2010. Currently, Ms. Green also serves on the Board of Directors of Nordstrom, Inc., Glossier, Draper James, Rockets of Awesome, Ritual, Prose, Faire, the Yes, Curated and Modern Fertility. Prior to founding Forerunner 2010, Ms. Green served as a Senior Accountant at Deloitte for three years, an Associate at Donaldson, Lufkin & Jenrette for one year and Vice President of Banc of America Securities for five years. Ms. Green obtained a B.A. in Business Economics from UCLA and holds a CPA license and CFA certification. We believe Ms. Green is qualified to serve on our Board of Directors because of her experience with and knowledge of the business of Hims and her experience as a venture capital investor and advisor.

Jules Maltz. Since the consummation of the Business Combination, Mr. Maltz has served on our Board of Directors. Mr. Maltz has been a member of the Board of Directors of Hims since April 2019. Mr. Maltz joined Institutional Venture Partners in August 2008 and is currently a General Partner. He has over 15 years of venture capital and start-up experience. Mr. Maltz focuses on later-stage venture investments in rapidly growing software and Internet companies. Mr. Maltz is currently a board member of G2, Hopin, Indiegogo and Tala, and was previously a board member of NerdWallet, Oportun, RetailMeNot, TuneIn, Buddy Media and Yext. Prior to joining Institutional Venture Partners in 2008, Mr. Maltz worked for 3i, a leading global venture capital firm. Mr. Maltz received a Bachelor of Arts degree in economics from Yale University and received an M.B.A. from Stanford University. We believe Mr. Maltz is qualified to serve on our Board of Directors because of his extensive experience investing in and advising rapidly growing emerging growth companies.

Lynne Chou O’Keefe. Since the consummation of the Business Combination, Ms. O’Keefe has served on our Board of Directors. Ms. O’Keefe has been a member of the Board of Directors of Hims since November 2020. Ms. O’Keefe’s experience includes both healthcare operating and investing roles over the past 16 years. Ms. O’Keefe has served as the Founder and Managing Partner of Define Ventures since October 2018 and serves on the boards of private companies including Lightship, Tia, and Folx Health. Previously, Ms. O’Keefe was a Partner in the Life Sciences Group of Kleiner Perkins from June 2013 to October 2018, and served on the boards of private companies including Livongo, Lumeris, Mango Health, and multiple other companies. Ms. O’Keefe received a B.S. in Industrial Engineering from Stanford University and an M.B.A. from Harvard Business School. We believe Ms. O’Keefe is qualified to serve on our Board of Directors because of her experience in both operational and investing roles in the healthcare space and her knowledge of and experience with other telehealth businesses.

Andrea Perez. Ms. Perez joined our Board of Directors in March 2021. Ms. Perez is the Global Vice President and General Manager for Brand Jordan’s Women’s Division at Nike, a position she has held since October 2017. Prior to this role, she held several other positions at Nike including VP/GM for Jordan Kids from October 2017 to June 2020; General Manager for North America Soccer from November 2014 to October 2017; and Senior Brand Director for Global Football (soccer) and Global Brand Director for Tennis from December 2011 to November 2014. Prior to joining Nike, Ms. Perez held various positions at several leading sports and fitness companies. Ms. Perez was a co-founder of the Women of Nike employee group, and currently serves as chair of the governance committee for the Women’s Sport Foundation. She also serves on several advisory boards for local and global start-ups in the food and technology sector. Ms. Perez received a B.A. in Marketing from Tecnologico de Monterrey and an M.B.A. from Dartmouth’s Tuck School of Business, with a Julia Stell Award for Outstanding Leadership. We believe Ms. Perez is qualified to serve as a director given her experience at high profile consumer brands and her years of leadership experience running a division focused on women’s products.

David Wells. Since the consummation of the Business Combination, Mr. Wells has served on our Board of Directors. Mr. Wells has been a member of the Board of Directors of Hims since September 2020. Mr. Wells is considered a financial expert, having served as a public company Chief Financial Officer and Audit Committee Chair. He most recently served as the CFO of Netflix for 8 years from December 2010 to January 2019. During his time at Netflix, Mr. Wells served as overall head of Financial Planning & Analysis and spent two years, from July 2015 to July 2017, living in and performing his role from the Netherlands as part of building up Netflix’s European operations. He currently serves on the Board of Directors of The Trade Desk, a public company that provides a technology platform for advertising buyers, joining in December 2015 and serving as the chair of the audit committee and a member of the compensation committee, and Transferwise, a private technology company, joining in January 2019, where he is co-chairperson of the Board of Directors. Mr. Wells received a B.S. in Commerce and English from the University of Virginia and an M.B.A./M.P.P. Magna Cum Laude from the University of Chicago. We believe Mr. Wells is qualified to serve on our Board of Directors because of his experience as a public company Chief Financial Officer and financial expertise.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Corporate Governance and Board Matters

Controlled Company Exemption

We are a “controlled company” within the meaning of the corporate governance standards of the NYSE because Mr. Dudum beneficially owns shares of our Class A Common Stock and Class V Common Stock representing more than 50% of the total voting power of the outstanding shares of our capital stock. As a “controlled company,” we may elect not to comply with certain NYSE rules regarding corporate governance, such as the requirement that a majority of our board of directors consist of independent directors. We may elect to utilize one or more of these exemptions for so long as we remain a “controlled company.” Notwithstanding the availability of these exemptions, our Board currently consists of a majority of directors who qualify as “independent” under the rules of the NYSE. Additionally, as described below, we maintain an audit committee that consist entirely of independent directors.

Audit Committee

The members of our audit committee are Kirsten Green, Lynne Chou O’Keefe and David Wells, each of whom can read and understand fundamental financial statements. Our Board has determined that each of Ms. Green, Ms. O’Keefe and Mr. Wells is independent under the rules and regulations of the SEC and the listing standards of the NYSE applicable to audit committee members. Mr. Wells is the chair of the audit committee. Our Board has determined that each of Ms. Green, Ms. O’Keefe and Mr. Wells qualifies as an audit committee financial expert within the meaning of SEC regulations and meet the financial sophistication requirements of the NYSE.

Our audit committee assists the Board with its oversight of the following: the integrity of our financial statements; our compliance with legal and regulatory requirements; the qualifications, independence, and performance of the independent registered public accounting firm; and the design and implementation of our internal audit function and risk assessment and risk management. Among other things, our audit committee is responsible for reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures and our internal controls. The audit committee also discusses with our management and independent registered public accounting firm the annual audit plan and scope of audit activities, scope and timing of the annual audit of our financial statements, and the results of the audit, quarterly reviews of our financial statements and, as appropriate, initiates inquiries into certain aspects of our financial affairs. Our audit committee is responsible for establishing and overseeing procedures for the receipt, retention, and treatment of any complaints regarding accounting, internal accounting controls or auditing matters, as well as for the confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee has direct responsibility for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. Our audit committee has sole authority to approve the hiring and discharging of our independent registered public accounting firm, all audit engagement terms and fees, and all permissible non-audit engagements with the independent auditor. Our audit committee reviews and oversees all related person transactions in accordance with our policies and procedures.

Our audit committee charter can be found on the investor relations page of our website at https://investors.forhims.com/governance.

Code of Conduct

Our Board has adopted a Code of Conduct. The Code of Conduct applies to all of our employees, officers, and directors, as well as all of our contractors, consultants, suppliers, and agents in connection with their work for us. The full text of our Code of Conduct is posted on the investor relations page of our website at https://investors.forhims.com/governance. We intend to disclose future amendments to, or waivers of, our Code of Conduct, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings. The purpose of our Code of Conduct is to promote honesty and integrity, including with respect to actual or apparent conflicts of interest between personal and professional relationships, to promote full, fair, accurate, timely and understandable disclosure in periodic reports to be filed by us and to promote compliance with all applicable rules and regulations that apply to us and our employees.

Item 11.	Executive Compensation

For the fiscal year ended December 30, 2020, our named executive officers were:

•	Andrew Dudum, Chief Executive Officer and director

•	Spencer Lee, Chief Financial Officer

•	Melissa Baird, Chief Operating Officer

2020 Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed during the years ended December 31, 2019, and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Stock Awards$)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Andrew Dudum	2020	527,187	2,842,399	(3)	23,106,043	(4)	100,203	—		26,575,833
Chief Executive Officer and Director	2019	253,750	—		—		—	—		253,750
Spencer Lee	2020	452,813	1,289,200	(5)	1,454,319	(6)	84,787	—		3,281,119
Chief Financial Officer	2019	290,545			1,798,561		87,164	—		2,176,270
Melissa Baird	2020	434,219	1,289,200	(5)	2,522,193	(7)	80,933	20,418	(8)	4,346,532
Chief Operating Officer

(1)
Represents the aggregate grant date fair value of options granted to the officer, computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements included in our Current Report on Form 8-K, as filed with the SEC on January 26, 2021 and subsequently amended on March 22, 2021, for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards. Please note that the share numbers in the footnotes below are presented on a pre-Business Combination basis, reflecting such awards as of December 31, 2020. In connection with the Business Combination, each share of Hims’ existing Class A common stock, following the conversion of Hims preferred stock into Hims Class A common stock as a result of the Hims recapitalization, was converted into (i) approximately 0.4530 shares of Class A Common Stock, with the exception of Mr. Dudum who received Class A and Class V Common Stock, based on the determined exchange ratio, (ii) approximately 0.0028 warrants exercisable for shares of Class A Common Stock and (iii) approximately 0.0443 shares of Class A Common Stock that vested upon satisfaction of the earn out conditions specified in the Merger Agreement.

(2)	Represents cash amounts earned under our annual bonus plans with respect to 2020 performance paid in February 2021. Incentive cash amounts were earned equal to 103% of each executive’s target bonus.
(3)
Represents restricted stock units covering 646,000 shares of our common stock granted on December 23, 2020, with an aggregate grant date fair value of $2,842,399, vesting over four years of continuous service following December 16, 2020, in 16 substantially equal quarterly installments.

(4)
Represents the sum of (i) $3,246,159, the aggregate grant date fair value of an option to purchase 3,583,091 shares of our common stock granted on June 17, 2020, which vests over four years of continuous service following March 13, 2020, in 48 substantially equal monthly installments; (ii) $11,322,568, the aggregate grant date fair value of an option to purchase 7,166,182 shares of our common stock granted on June 17, 2020, which vests in full if the per share closing trading price of our common stock on a public stock exchange is at least equal to $22.99 while Mr. Dudum remains in our continuous service, with such share price being referenced to Class A Common Stock prices following the Business Combination; (iii) $5,338,806, the aggregate grant date fair value of an option to purchase 3,583,091 shares of our common stock granted on June 17, 2020, which vests in full if the per share closing trading price of our common stock on a public stock exchange is at least equal to $38.31 while Mr. Dudum remains in our continuous service, with such share price being referenced to Class A Common Stock prices following the Business Combination; and (iv) $3,198,510, the aggregate grant date fair value of an option to purchase 1,291,000 shares of our common stock granted on December 23, 2020, which vests over four years of continuous service following December 16, 2020, in 48 substantially equal monthly installments. The grant date fair value with respect to the two performance options is based on the probable outcome of the condition as of such grant date.

(5)
Represents restricted stock units covering 293,000 shares of our common stock granted on December 23, 2020, with an aggregate grant date fair value of $1,289,200, vesting over four years of continuous service following December 16, 2020, in 16 substantially equal quarterly installments.

(6)
Represents $1,454,319, the aggregate grant date fair value of an option to purchase 587,000 shares of our common stock granted on December 23, 2020, which vests over four years of continuous service following December 16, 2020, in 48 substantially equal monthly installments.

(7)
Represents the sum of (i) $1,067,874 the aggregate grant date fair value of an option to purchase 1,719,884 shares of our common stock granted on May 13, 2020, which vests over four years of continuous service following February 12, 2020, in 48 substantially equal monthly installments and (ii) $1,454,319, the aggregate grant date fair value of an option to purchase 587,000 shares of our common stock granted on December 23, 2020, which vests over four years of continuous service following December 16, 2020, in 48 substantially equal monthly installments.

(8)	Represents cash payments to Ms. Baird to supplement her housing expenses. Such payments terminated when we converted to a work-from-home policy effective in June 2020.

Narrative Explanation of Compensation Arrangements with Our Named Executive Officers

We have entered into employment agreements with each of Messrs. Dudum and Lee and Ms. Baird. Our employment agreements set forth each such named executive officer’s annual base salary and, where applicable, target bonus opportunity, as well as the terms of the executive’s equity awards (see also below under “Outstanding Equity Awards at 2020 Year-End”).

The annual base salary of each named executive officer, and such officer’s incentive bonus opportunity, are expected to be reviewed from time to time and adjusted when our Board of Directors or compensation committee determines an adjustment is appropriate. During the year ended December 31, 2020, the annual base salary for Mr. Dudum was $552,500; the annual base salary for Mr. Lee was $467,500; and the annual base salary for Ms. Baird was $446,250, in each case following increases approved in February 2020. For our 2020 fiscal year, the target bonus opportunity for each of our named executive officers was 17.6% of their respective base salary. The incentive bonus for our 2020 fiscal year was earned at a rate of 103% of target based on achievement of our corporate revenue target.

Certain Changes Occurring Following Completion of the 2020 Fiscal Year

Upon the closing of the Business Combination, Mr. Dudum’s base salary increased to $575,000, and Mr. Lee’s and Ms. Baird’s to $468,000. Mr. Dudum will have a target incentive bonus of 100% of his base salary effective beginning with our 2021 fiscal year, and the target incentive bonus for Mr. Lee and Ms. Baird will increase to 50% of their base salary.

Severance and Change in Control Benefits

Pursuant to the change in control and severance agreements that we entered into with each of our named executive officers (“Change in Control and Severance Agreements”), if an officer is subject to a termination without cause or resigns for certain good reasons (an involuntary termination), such individual will be eligible to receive, for the nine-month period (or other period noted below) following such involuntary termination continued payment of base salary and target bonus (at 100% of goal), continued payment of the employer’s portion of insurance premiums under COBRA, and vesting acceleration of all outstanding equity awards (unless our Board of Directors or compensation committee provides otherwise at the time an award is granted) as if the individual had provided continuous service through the end of such period (and the opportunity to vest into certain performance awards during the specified period following such involuntary termination).

Such nine-month period is extended to 12 months if an involuntary termination occurs during the period beginning three months prior to, and ending on the date that is 12 months after, our change in control (except with respect to Mr. Dudum, where a 12-month period applies at all times). Further, in the event of an involuntary termination that occurs in connection with, or within 12 months after, our change in control, all of the executive’s then-unvested equity awards shall become vested (unless our Board of Directors or compensation committee provides otherwise at the time an award is granted), except for certain performance awards which will fully vest and become exercisable only if the applicable performance goals are satisfied within the 12-month period following such involuntary termination.

All such payments and benefits are contingent on the officer’s execution and non-revocation of a general release of claims against us and satisfaction of other typical conditions.

For purposes of the executives’ Change in Control and Severance Agreements:

The definitions of Change in Control and Involuntary Termination are set forth in the Change in Control and Severance Agreement, a form of which is filed as an exhibit to our SEC filings.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as are our other full-time employees generally. With the exception of certain housing expense reimbursement provided to Ms. Baird during 2020, we generally do not provide our named executive officers with perquisites or other personal benefits. However, we do reimburse our named executive officers for their necessary and reasonable business and travel expenses incurred in connection with their services to us.

Our named executive officers are also eligible to participant in the 401(k) plan we maintain for our employees generally. The 401(k) plan is intended to qualify under Section 401(k) of the Internal Revenue Service Code, so that contributions to the 401(k) plan by employees or by us, and the investment earnings thereon, are not taxable to the employees until withdrawn, and so that contributions made by us, if any, will be deductible by us when made. Employees may elect to reduce their current compensation by up to the statutorily prescribed annual limits and to have the amount of such reduction contributed to their 401(k) plans. We did not make any matching contributions or other Company contributions to or on behalf of any employee, including our named executive officers.

Pension Benefits and Nonqualified Deferred Compensation

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan or non-qualified deferred compensation plan sponsored by us during the year ended December 31, 2020.

Equity Compensation

We offer equity and equity-based awards to our named executive officers as the long-term incentive component of our compensation program. We typically grant equity-based awards to new hires upon their commencing employment with us. Stock options allow employees to purchase shares of Class A Common Stock of Hims at a price per share at least equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes. Restricted stock units allow employees to receive shares of our common stock upon satisfaction of specified vesting criteria. Generally, our equity-based awards vest over four years, subject to the employee’s continued employment with us on each vesting date; however, we may grant, and have granted, awards with different vesting schedules from time to time, including awards that vest upon achievement of performance-based milestones.

As described above under “Severance and Change in Control Benefits,” equity awards granted to our named executive officers are eligible for accelerated vesting under certain circumstances.

Outstanding Equity Awards at 2020 Fiscal Year‑End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2020. The number of shares subject to each award and, where applicable, the exercise price per share, reflect all changes as a result of our capitalization adjustments prior to the Hims & Hers Recapitalization and the Business Combination.

Except as otherwise noted below, options to purchase shares of our common stock granted prior to the Business Combination are exercisable at any time, with unvested shares acquired subject to repurchase by us at the lower of the then-fair market value or the exercise price per share, in each case following termination of the individual’s continuous service with us.

The vesting schedule applicable to each outstanding award is described in the footnotes to the table below. Please note that the share numbers and exercise prices (where applicable) in the table below are presented on a pre-Business Combination basis, reflecting such awards as of December 31, 2020. In connection with the Business Combination, each share of Hims’ existing Class A common stock, following the conversion of Hims preferred stock into Hims Class A common stock as a result of the Hims recapitalization, was converted into (i) approximately 0.4530 shares of Class A Common Stock, with the exception of Mr. Dudum who received Class A and Class V Common Stock, based on the determined exchange ratio, (ii) approximately 0.0028 warrants exercisable for shares of Class A Common Stock and (iii) approximately 0.0443 shares of Class A Common Stock that vested upon satisfaction of the earn out conditions specified in the Merger Agreement.

As described above under “Severance and Change in Control Benefits,” equity awards granted to our named executive officers are subject to accelerated vesting under certain circumstances.

		Option Awards							Stock Awards
Name	Vesting Commencement Date	Equity Incentive Plan Awards: Securities Underlying Unearned, Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#) Vested		Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1)($)
Andrew Dudum	N/A	3,583,091	(2)				1.10	6/16/2030
	N/A	7,166,182	(3)				1.10	6/16/2030
	3/13/2020			671,829	(4)	2,911,262	1.10	6/16/2030
	12/16/2020			0	(4)	1,291,000	4.26	12/22/2030
	12/16/2020								646,000	(5)	9,967,780
Spencer Lee	3/4/2019			1,634,937	(6)	2,102,063	0.79	5/1/2029
	12/16/2020			0	(4)	587,000	4.26	12/22/2030
	12/16/2020								293,000	(5)	4,520,990
Melissa Baird	2/6/2018			1,640,996	(6)	758,058	0.18	3/28/2028
	10/1/2019			72,916	(4)	177,084	0.79	11/5/2029
	2/12/2020			358,309	(4)	1,361,575	1.10	5/12/2030
	12/16/2020			0	(4)	587,000	4.26	12/22/2030
	12/16/2020								293,000	(5)	4,520,990

(1)	As there was no public market for our common stock on December 31, 2020, we have assumed that the fair value on such date was $15.43, the closing price of our common stock on January 21, 2021.
(2)
The option vests in full if the per share closing trading price of our common stock on a public stock exchange is at least equal to $38.31 while Mr. Dudum remains in our continuous service, with such share price being referenced to Class A Common Stock prices following the Business Combination.

(3)
The option vests in full if the per share closing trading price of our common stock on a public stock exchange is at least equal to $22.99 while Mr. Dudum remains in our continuous service, with such share price being referenced to Class A Common Stock prices following the Business Combination.

(4)
The option vests over a four-year period based on the officer’s continuous service with us, with 1/48th of the shares vesting following completion of each month of service after the vesting commencement date indicated above.

(5)
The restricted stock units vest over a four-year period based on the officer’s continuous service with us, with 6.25% of the restricted stock units vesting following completion of each period of three months of service on each of March 15, June 15, September 15 and December 15 (each, a “Company Quarterly Vesting Date”), with the first such vesting date to be the next occurring Company Quarterly Vesting Date that occurs on or after the vesting commencement date set indicated above.

(6)
The option vests over a four-year period based on the officer’s continuous service with us, with 25% of the shares vesting following completion of one year of service after the vesting commencement date indicated above, and 1/48th of the shares vesting following the completion of each month of continuous service thereafter.

Compensation Committee Interlocks And Insider Participation

Following the Business Combination, each of Mr. Maltz, Mr. Bard, and Ms. Green served on our compensation committee. None of the members of our compensation committee has ever been a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or the compensation committee thereof.

Director Compensation

With respect to the year ended December 31, 2020, except as noted in the table below our non-employee directors did not receive cash compensation for their service on our Board and we did not have a formal non-employee director compensation program in 2020. Mr. Dudum, our Chief Executive Officer during fiscal year 2020, did not and does not receive any additional compensation for his service as a member of our Board.

Our Board approved the following non-employee director compensation program that became effective upon the closing of the Business Combination.

Each non-employee director is eligible to receive annual cash retainers for their service on our Board and committees as follows. In addition, we reimburse reasonable expenses incurred by our non-employee directors in connection with attendance at Board or committee meetings.

Position	Retainer ($)
Board Member	40,000
Lead Independent Director	10,000
Non-Executive Chair of the Board	30,000
Audit Committee Chair	20,000
Compensation Committee Chair	15,000
Nominating and Corporate Governance Committee Chair	8,000
Audit Committee Member	10,000
Compensation Committee Member	7,500
Nominating and Corporate Governance Committee Member	4,000

The compensation committee will grant to each non-employee director who first becomes a member of the Board on or after the closing of the Business Combination an initial award of restricted stock units valued at $350,000 (the “Initial Equity Award”). The Initial Equity Award will be granted on or as soon as reasonably practicable after the date of their election. Subject to the director’s continuous service, the Initial Equity Award will vest with respect to one-third of the restricted stock units on each of the first three anniversaries of the date of grant of the Initial Equity Award.

Further, in each year, the compensation committee will grant to each non-employee director who continues serving on our Board after our annual stockholder meeting an award of restricted stock units valued at $175,000 (the “Annual Equity Award”). The Annual Equity Award will be granted on or as soon as reasonably practicable after the date of our annual stockholder meeting. Subject to the director’s continuous service, the Annual Equity Award will vest in full on the earlier of (x) the date that is 12 months following the date of grant of the Annual Equity Award or (y) the date of our next-occurring annual stockholder meeting.

If a new non-employee director joins our Board on a date other than the date of our annual stockholder meeting, then such non-employee director will be granted a pro rata portion of the Annual Equity Award based on the period of service completed beginning on such non-employee director’s appointment or election to our Board and ending on the date of our next occurring annual stockholder meeting.

Both the Initial Equity Award and each Annual Equity Award will vest in full if we are subject to a change in control prior to the termination of the non-employee directors’ continuous service.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		Total ($)
Jack Abraham*	—		—		—
Alex Bard	—		—		—
Dr. Delos Cosgrove, M.D.**	50,000	(2)	—		50,000
Kirsten Green**	—		—		—
Jules Maltz	—		—		—
Lynne Chou O’Keefe***	—		1,419,497	(3)	1,419,497
David Wells**	—		1,367,879	(4)	1,367,879

*	Mr. Abraham resigned from our Board effective as of October 21, 2020
**	Dr. Cosgrove, Ms. Green and Mr. Wells were elected to our Board effective as of September 30, 2020.
***	Ms. O’Keefe was elected to our Board effective as of November 13, 2020.
(1)
The amounts in this column include the aggregate grant date fair value of restricted stock units granted to the director during the year ended December 31, 2020, computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements included in our Current Report on Form 8-K, as filed with the SEC on January 26, 2021 and subsequently amended on March 22, 2021, for a discussion of the assumptions made by us in determining the grant date fair value of our equity awards, for a discussion of the assumptions made by us in determining the grant date fair values of our equity awards.

(2)
Reflects amounts paid to Dr. Cosgrove pursuant to our letter agreement with him dated September 18, 2019. Such arrangement terminated upon the closing of the Business Combination, following which Dr. Cosgrove will be eligible to receive compensation pursuant to our non-employee director compensation program, described above. During our fiscal year 2019, Dr. Cosgrove received $8,333 in cash fees.

(3)
Represents restricted stock units covering 322,613 shares of our common stock granted on December 23, 2020, with an aggregate grant date fair value of $1,419,497, vesting over four years of continuous service following December 15, 2020, in 16 substantially equal quarterly installments. The share numbers in this footnote are presented on a pre-Business Combination basis. In connection with the Business Combination, each share of Hims’ existing Class A common stock, following the conversion of Hims preferred stock into Hims Class A common stock as a result of the Hims recapitalization, was converted into (i) approximately 0.4530 shares of Class A Common Stock, with the exception of Mr. Dudum who received Class A and Class V Common Stock, based on the determined exchange ratio, (ii) approximately 0.0028 warrants exercisable for shares of Class A Common Stock and (iii) approximately 0.0443 shares of Class A Common Stock that vested upon satisfaction of the earn out conditions specified in the Merger Agreement.

(4)
Represents restricted stock units covering 322,613 shares of our common stock granted on November 13, 2020, with an aggregate grant date fair value of $1,367,879, vesting over four years of continuous service following December 15, 2020, in 16 substantially equal quarterly installments. The share numbers in this footnote are presented on a pre-Business Combination basis.

As of December 31, 2020, Dr. Cosgrove held an outstanding option to purchase 200,000 shares of our common stock, and each of Ms. O’Keefe and Mr. Wells held restricted stock units covering 322,613 shares of our common stock. In January 2021, and prior to our non-employee director compensation program becoming effective, each of Ms. Green, Mr. Maltz and Mr. Bard were granted 78,651 restricted stock units, with such awards vesting over four years of continuous service provided by each director. The share numbers referenced in this paragraph are presented on a pre-Business Combination basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and Class V Common Stock as of April 21, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of outstanding Class A Common Stock;

•	each of our current named executive officers and directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and shares of Class A Common Stock underlying restricted stock units that may be settled within 60 days of April 21, 2021.

The beneficial ownership of our Class A Common Stock is based on 183,409,192 shares of Class A Common Stock and 8,377,623 shares of the Class V Common Stock issued and outstanding as of April 21, 2021.

Unless otherwise indicated, we believe that each person named in the table below has sole voting and investment power with respect to all shares of common stock beneficially owned by him.

Name and Address of Beneficial Owners(1)	Number of Shares of Class A Common Stock(2)%		Number of Shares of Class V Common Stock	%	% of Total Voting Power(3)
Directors and current named executive officers:
Andrew Dudum(4)	26,981,416	14.1%	8,377,623	100%	90.1%
Spencer Lee(5)	2,016,959	1.1%	—	—	*
Melissa Baird(6)	2,473,563	1.3%	—	—	*
Alex Bard(7)	10,438,673	5.7%	—	—	*
Delos Cosgrove(8)	93,985	*	—	—	*
Kirsten Green(9)	9,796,827	5.3%	—	—	*
Jules Maltz(10)	20,486,981	11.2%	—	—	1.2%
Lynne Chou O’Keefe(11)	158,520	*	—	—	*
David Wells	—	—	—	—	—
Ambar Bhattacharyya(12)	1,718,644	*	—	—	*
Andrea Perez	—	—	—	—	—
All directors and executive officers as a group (13 persons) (13)	75,431,745	38.4%	8,377,623	100%	93.0%
Entities affiliated with Atomic Labs(14)	10,883,142	5.9%	—	—	*
Entities affiliated with Forerunner Ventures(15)	9,796,827	5.3%	—	—	*
Entities affiliated with Institutional Venture Partners(16)	20,486,981	11.2%	—	—	1.2%
Entities affiliated with NewView Capital(17)	14,777,289	8.1%	—	—	*
Entities affiliated with Redpoint Ventures(18)	10,438,673	5.7%	—	—	*
Entities affiliated with Thrive Capital Partners V, L.P.(19)	15,389,541	8.4%	—	—	*
Jack Abraham(20)	24,205,808	13.2%	—	—	1.5%
Disruptive Technology Solutions XI, LLC(21)	9,237,917	5.0%	—	—	*

*	Less than 1%

(1)	Unless otherwise noted, the business address of each executive officer and director is 2269 Chestnut Street, #523, San Francisco, California 94123.

(2)
Beneficial ownership as of April 21, 2021 is based on (A) 183,409,192 shares of our Class A Common Stock outstanding as of such date and (B) 8,377,623 shares of our Class V Common Stock outstanding as of such date.

(3)
Percentage of total voting power represents voting power with respect to all shares of Class A Common Stock and Class V Common Stock, held beneficially as a single class. The holders of Class V Common Stock are entitled to 175 votes per share, and holders of Class A Common Stock are entitled to one vote per share.

(4)
Includes (i) 11,073,381 shares of Class A Common Stock held by trusts affiliated with Mr. Dudum, (ii) 8,377,623 shares of Class V Common Stock held by a trust affiliated with Mr. Dudum, (iii)  7,077,074 shares of Class A Common Stock underlying stock options exercisable within 60 days, (iv) 405,548 shares of Class A Common Stock issuable pursuant to restricted stock units (“RSUs”) that will be time-based vested and may be subject to settlement within 60 days, (v) 110,610 warrants exercisable for shares of Class A Common Stock held by trusts affiliated with Mr. Dudum, (vi) 8,268,565 shares of Class A Common Stock held by Atomic Labs II, L.P., and (vii)  46,238 warrants exercisable for shares of Class A Common Stock held by Atomic Labs II, L.P. Mr. Dudum may be deemed to share voting or dispositive power over the shares held by Atomic Labs II, L.P.

(5)
Includes (i) 1,909,314 shares of Class A Common Stock underlying stock options exercisable within 60 days and (ii) 107,645 shares of Class A Common Stock issuable pursuant to RSUs that will be time-based vested and may be subject to settlement within 60 days.

(6)
Includes (i) 140,458 shares of Class A Common Stock, (ii) 556 warrants exercisable for shares of Class A Common Stock,(iii) 2,203,938 shares of Class A Common Stock underlying stock options exercisable within 60 days and (iv) 128,611 shares of Class A Common Stock issuable pursuant to RSUs that will be time-based vested and may be subject to settlement within 60 days.

(7)	Includes the shares of Class A Common Stock referenced in footnote 18.

(8)
Includes (i) 90,596 shares of Class A Common Stock underlying a stock option exercisable within 60 days and (ii) 3,389 shares of Class A Common Stock issuable pursuant to RSUs that will be time-based vested and may be subject to settlement within 60 days.

(9)	Includes the shares of Class A Common Stock referenced in footnote 15.

(10)	Includes the shares of Class A Common Stock referenced in footnote 16.

(11)
Includes (i) 157,639 shares of Class A Common Stock held by Define Ventures Fund I, L.P. and (ii) 881 warrants exercisable for shares of Class A Common Stock held by Define Ventures Fund I, L.P.  Ms. Chou O’Keefe may be deemed to share voting or dispositive power over the shares held by Define Ventures Fund I, L.P.

(12)
Includes (i) 610,490  shares of Class A Common Stock and 3,412 warrants exercisable for shares of Class A Common Stock held by Maverick Advisors Fund, L.P. and (ii) 1,098,602 shares of Class A Common Stock and 6,140 warrants exercisable for shares of Class A Common Stock held by Maverick Ventures Investment Fund, L.P. Maverick Capital Ventures, LLC (“Maverick Ventures”) is the general partner of Maverick Advisors Fund, L.P. and Maverick Ventures Investment Fund, L.P. Mr. Bhattacharyya disclaims beneficial ownership of the securities held by Maverick Advisors Fund, L.P. and Maverick Ventures Investment Fund, L.P. and shall not be deemed an admission that he is the beneficial owner of such securities, except to the extent of his indirect pecuniary interest therein, if any, by virtue of his interest in Maverick Ventures. The business address of each of the entities identified in this footnote is c/o Maverick Ventures, 1 Letterman Drive, Building D, San Francisco, CA 94129.

(13)
Includes (i) 62,212,910 shares of Class A Common Stock, (ii) 12,142,486 shares of Class A Common Stock underlying stock options exercisable within 60 days, (iii) 679,986 shares of Class A Common Stock issuable pursuant to RSUs that will be time-based vested and may be subject to settlement within 60 days, (iv) 396,363 warrants exercisable for shares of Class A Common Stock and (v) 8,377,623 shares of Class V Common Stock.

(14)
Based solely on information reported on a Schedule 13G filed with the SEC on February 2, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13G, holdings include (i) 1,301,976 shares of Class A Common Stock and 7,280 warrants exercisable for shares of Class A Common Stock held by Atomic Labs I, L.P., (ii) 973,211 shares of Class A Common Stock and 5,442 warrants exercisable for shares of Class A Common Stock held by Atomic Labs I-B, L.P., (iii) 8,268,565 shares of Class A Common Stock and 46,238 warrants exercisable for shares of Class A Common Stock held by Atomic Labs II, L.P. and (iv) 278,871 shares of Class A Common Stock and 1,559 warrants exercisable for shares of Class A Common Stock held by Atomic Incentives, LLC. Jack Abraham is the majority member and sole manager of Atomic Labs, LLC, which is the sole member and manager of Atomic Incentives, LLC. In addition, Jack Abraham is the sole member of Atomic Labs GP I, LLC, which is the general partner and manager of Atomic Labs I, L.P. and Atomic Labs, I-B, L.P. Atomic Labs GP I, LLC has designated its management rights as manager of Atomic Labs I, L.P. and Atomic Labs I-B, L.P. to Atomic Labs, LLC. Both Jack Abraham and Andrew Dudum, who serves as Chief Executive Officer and as a member of our Board, are managing members of Atomic GP II, LLC. Atomic GP II, LLC is the general partner and manager of Atomic Labs II, L.P. Atomic GP II, LLC has designated its management rights as manager of Atomic Labs II, L.P. to Atomic Labs, LLC. As majority member and sole manager of Atomic Labs, LLC, Jack Abraham may be deemed to have voting and dispositive power over the shares held by Atomic Labs I, L.P., Atomic Labs I-B, L.P., Atomic Labs II, L.P. and Atomic Incentives, LLC. The business address of each of the entities identified in this footnote is c/o Atomic Labs, LLC, 1 Letterman Drive, Suite C-3500, San Francisco, CA 94129.

(15)
Based solely on information reported on a Schedule 13D filed with the SEC on February 1, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13D, holdings include (i) 827,634 shares of Class A Common Stock and 4,628 warrants exercisable for shares of Class A Common Stock held by Forerunner Builders II, L.P. and (ii) 8,914,715 shares of Class A Common Stock and 49,850 warrants exercisable for shares of Class A Common Stock held by Forerunner Partners III, L.P. Forerunner Ventures GP III, LLC is the general partner of Forerunner Builders II, L.P. and Forerunner Partners III, L.P. Kirsten Green and Eurie Kim are the managing members of Forerunner Ventures GP III, LLC and may be deemed to share voting and dispositive power over the shares held by Forerunner Builders II, L.P. and Forerunner Partners III, L.P. The business address of each of the entities identified in this footnote is c/o Forerunner Ventures, 1161 Mission Street, Suite 300, San Francisco, CA 94103.

(16)
Based solely on information reported on a Schedule 13D filed with the SEC on February 1, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13D, holdings include (i) 53,895 shares of Class A Common Stock and 297 warrants exercisable for shares of Class A Common Stock held by Institutional Venture Partners XV Executive Fund, L.P. (“IVP XV Executive Fund”), (ii) 10,132,631 shares of Class A Common Stock and 56,659 warrants exercisable for shares of Class A Common Stock held by Institutional Venture Partners XV Fund, L.P. (“IVP XV”) and (iii) 10,186,538 shares of Class A Common Stock and 56,961 warrants exercisable for shares of Class A Common Stock held by Institutional Venture Partners XVI Fund, L.P. (“IVP XVI”). Institutional Venture Management XV LLC is the general partner of IVP XV Executive Fund and IVP XV. Institutional Venture Management XVI LLC is the general partner of IVP XVI. Todd C. Chaffee, Somesh Dash, Norman A. Fogelsong, Stephen J. Harrick, Eric Liaw, Jules A. Maltz, J. Sanford Miller and Dennis B. Phelps are the managing directors of Institutional Venture Management XV LLC and Institutional Venture Management XVI LLC and may be deemed to share voting and dispositive power over the shares held by IVP XV Executive Fund, IVP XV and IVP XVI. The business address of each of the entities identified in this footnote is c/o Institutional Venture Partners, 3000 Sand Hill Road, Building 2 Suite 250, Menlo Park, CA 94025.

(17)
Based solely on information reported on a Schedule 13G filed with the SEC on February 1, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13G, holdings include (i) 5,046,165 shares of Class A Common Stock and 28,216 warrants exercisable for shares of Class A Common Stock held by NewView Capital Fund I, L.P. (“NewView Fund I”) and (ii) 9,648,950 shares of Class A Common Stock and 53,958 warrants exercisable for shares of Class A Common Stock held by NewView HMS SPV, LLC (“NewView SPV”). NewView Capital Partners I, LLC is the general partner of NewView Fund I and NewView HMS Partners, LLC is the managing member of NewView SPV. Ravi Viswanathan is the managing member of NewView Capital Partners I, LLC and the manager of NewView HMS Partners, LLC and therefore may be deemed to hold voting and dispositive power over the shares held by NewView Fund I and NewView SPV. The business address of each of the entities identified in this footnote is c/o NewView Capital, 1201 Howard Avenue, Suite 101, Burlingame, CA 94010.

(18)
Based solely on information reported on a Schedule 13D filed with the SEC on February 1, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13D, holdings include (i) 10,069,213 shares of Class A Common Stock and 56,307 warrants exercisable for shares of Class A Common Stock held by Redpoint Ventures VI, L.P. (“RV VI”) and (ii) 311,414 shares of Class A Common Stock and 1,739 warrants exercisable for shares of Class A Common Stock held by Redpoint Associates VI, L.L.C. (“RA VI”). Redpoint Ventures VI, LLC (“RV VI LLC”) is the sole general partner of RV VI. Voting and dispositive decisions with respect to the shares held by RV VI and RA VI are made by the managers of RV VI LLC and RA VI: Alexander Bard, Jeffrey D. Brody, Satish Dharmaraj, Christopher B. Moore, Scott C. Raney, Tomasz Tunguz and David Yuan. The business address of each of the entities identified in this footnote is c/o Redpoint Ventures, 3000 Sand Hill Road, Building 2, Suite 290, Menlo Park, CA 94025.

(19)
Based solely on information reported on a Schedule 13G filed with the SEC on January 29, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13G, holdings include (i) 15,026,181 shares of Class A Common Stock and 84,027 warrants exercisable for shares of Class A Common Stock held by Thrive Capital Partners V, L.P. (“Thrive V”) and (ii) 277,782 shares of Class A Common Stock and 1,551 warrants exercisable for shares of Class A Common Stock held by Claremount V Associates, L.P. (“Claremount V”). Thrive Partners V GP, LLC (“Thrive V GP”) is the general partner of each of Thrive V and Claremount V. Joshua Kushner is the sole managing member of Thrive V GP (the “Managing Member”) and, in his capacity as Managing Member of Thrive V GP, has voting and dispositive power over the shares held by Thrive V and Claremount V. The business address of each of the entities identified in this footnote is c/o Thrive Capital, 295 Lafayette Street, Suite 701, New York, NY 10012.

(20)
Based solely on information reported on a Schedule 13G filed with the SEC on February 2, 2021 and which information may not be current as of April 21, 2021. According to the Schedule 13G, holdings include (i) the shares held by the entities affiliated with Atomic Labs referenced in footnote 14, (ii) 8,159,021 shares of Class A Common Stock and 45,626 warrants exercisable for shares of Class A Common Stock held by F41 Investments LLC, (iii) 717,527 shares of Class A Common Stock and 4,012 warrants exercisable for shares of Class A Common Stock held by Jack Abraham and (iv) 4,372,031 shares of Class A Common Stock and 24,449 warrants exercisable for shares of Class A Common Stock held by The Jack Abraham 2020 Irrevocable Trust A. Mr. Abraham may be deemed to hold voting and dispositive power over all of these shares. The address of Mr. Abraham is Atomic Labs, LLC, 1 Letterman Drive, Suite C-3500, San Francisco, CA 94129.

(21)
Includes 9,186,551 shares of Class A Common Stock and 51,366 warrants exercisable for shares of Class A Common Stock held by Disruptive Technology Solutions XI, LLC (“DTS XI”). Disruptive Technology Advisers LLC (“DTA”) is the investment adviser to DTS XI. Alexander Davis is the Chief Executive Officer of DTA and has sole voting and investment power with respect to the Common Stock held by DTS XI. The address for DTS XI is 1801 Century Park East, Suite 2220, Los Angeles, California 90067.

Equity Compensation Plan Information

As of December 31, 2020, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Business Combination, our stockholders approved the Hims & Hers Health, Inc. 2020 Equity Incentive Plan (the “Incentive Equity Plan”) and Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”). We also assumed all outstanding awards under the Hims & Hers, Inc. 2017 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which Hims & Hers or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or one percent of the average of Hims & Hers’ total assets at year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of Hims & Hers’ officers or one of Hims & Hers’ directors;

•	any person who is known by Hims & Hers to be the beneficial owner of more than 5% of its voting stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of its voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our policies and procedures are designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions. All of the transactions described in the “Related Party Transactions” section below were entered into prior to the adoption of this policy.

Related Party Transactions

In addition to the compensation arrangements with directors and named executive officers described elsewhere in this Amendment, since January 1, 2019, we were involved in the following transactions in which we were or are a party involving an amount in excess of $120,000 and in which any director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

References to Hims share numbers and prices per share are to Hims capital stock and the prices thereof before the Business Combination. Adjustments to such share numbers and prices per share have not been made to give effect to the Business Combination.

Hims Recapitalization

In connection with the Business Combination, OAC, Hims and other parties listed thereto entered into that certain Agreement and Plan of Merger, dated September 30, 2020 (the “Merger Agreement”), pursuant to which Hims became a wholly-owned subsidiary of OAC (the “Merger”).

In order to implement the dual class common stock structure that resulted in Andrew Dudum, including his affiliates and permitted transferees, holding approximately 90% of the aggregate voting power of our capital stock on a fully-diluted basis immediately following the Business Combination, the board of directors and requisite stockholders of Hims approved the Hims Recapitalization, pursuant to which each share of preferred stock of Hims, par value $0.000001 per share (“Hims Preferred Stock”), and each share of Class F common stock of Hims, par value $0.000001 per share (“Hims Class F Common Stock”), converted into Class A Common Stock, par value $0.000001 per share, of Hims (“Hims Class A Common Stock”), at the applicable then-effective conversion rate immediately prior to the time at which the Merger becomes effective (“Effective Time”). As part of the Hims Recapitalization, a portion of the outstanding shares of Hims Class A Common Stock held by Mr. Dudum and his affiliates and permitted transferees representing approximately 33% of the sum of (a) the number of shares of Hims capital stock held by Mr. Dudum and his affiliates and permitted transferees plus (b) the underlying vested and unvested Hims equity awards held by Mr. Dudum were exchanged for shares of Hims Class V Common Stock. This exchange of Hims Class A Common Stock for Hims Class V Common Stock, par value $0.000001 (“Hims Class V Common Stock”) occurred pursuant to a share exchange agreement between Mr. Dudum and his affiliates, Hims and Hims & Hers. Under the terms of this share exchange agreement, Hims & Hers agreed to treat the share exchange as a tax-free transaction and agreed to indemnify Mr. Dudum for taxes and any applicable penalties and associated costs if such exchange is not tax free. In accordance with the Merger Agreement, the Hims Class V Common Stock received by Mr. Dudum and his affiliates in the exchange was converted into the right to receive shares of Class V Common Stock.

Equity Financings

Sale of Series A-1 Preferred Stock of Hims

In July 2020, Hims issued 12,676,074 shares of Series A-1 preferred stock, par value $0.000001 per share (“Series A-1 Preferred Stock”) to Atomic Labs I, L.P. and Atomic Labs I-B, L.P. upon the conversion of approximately $0.8 million in indebtedness. Andrew Dudum and Jack Abraham, a former member of the Hims Board of Directors and its prior president, are affiliated with Atomic Labs and its associated entities. Each share of Series A-1 Preferred Stock was converted into shares of Hims Class A Common Stock in connection with the Hims Recapitalization and then exchanged for Class A Common Stock upon completion of the Business Combination, as provided in the Merger Agreement.

Sale of Series C Preferred Stock of Hims

In March April, June and August 2019, Hims sold an aggregate of 29,623,203 shares of its Series C preferred stock, par value $0.000001 per share (“Series C Preferred Stock”), at a purchase price of $3.47 per share to accredited investors for an aggregate purchase price of approximately $102.8 million. Each share of Series C Preferred Stock was converted into shares of Hims Class A Common Stock in connection with the Hims Recapitalization and then exchanged for Class A Common Stock upon completion of the Business Combination, as provided in the Merger Agreement.

The following table summarizes purchases of shares of Hims’ Series C Preferred Stock by its executive officers, directors, and holders of more than 5% of its capital stock.

	Shares of Series C Convertible Preferred Stock
Purchaser	Number of Shares	Aggregate Gross Consideration ($)
Disruptive Technology Solutions XI, LLC(1)	12,307,918	$42,708,475
Forerunner Partners III, L.P.(2)	288,184	$999,998
Redpoint Ventures VI, L.P.(3)	559,078	$1,940,001
Redpoint Associates VI, LLC(4)	17,291	$60,000
Thrive Capital Partners V, L.P.(5)	70,738	$245,461
Claremount V Associates, L.P.(6)	1,308	$4,539
Institutional Venture Partners XV, L.P.(7)	1,433,298	$4,973,544
Institutional Venture Partners XVI, L.P.(8)	1,440,922	$4,999,999
Institutional Venture Partners XV Executive Fund, L.P.(9)	7,624	$26,456
Define Ventures Fund I, L.P. (10)	288,184	$999,998

Total	16,414,545	$56,958,471

(1)	Disruptive Technology Solutions XI, LLC holds more than 5% of capital stock in Hims.
(2)
Forerunner Partners III, L.P. holds more than 5% of capital stock in Hims. Kirsten Green, a member of the board of directors of Hims (the “Hims Board of Directors”) and the Hims & Hers Board of Directors, is affiliated with Forerunner Partners III, L.P.

(3)
Redpoint Ventures VI, L.P. holds more than 5% of the capital stock of Hims. Alex Bard, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Redpoint Ventures.

(4)
Redpoint Associates VI, L.L.C. is affiliated with Redpoint Ventures, which holds more than 5% of the capital stock of Hims. Alex Bard, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Redpoint Ventures.

(5)	Thrive Capital Partners V, L.P. holds more than 5% of the capital stock of Hims.
(6)	Claremount V Associates, L.P. is an affiliate of Thrive Capital Partners V, L.P. holds more than 5% of the capital stock of Hims.
(7)
Institutional Venture Partners XV, L.P. holds more than 5% of capital stock in Hims. Jules Maltz, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Institutional Venture Partners.

(8)
Institutional Venture Partners XVI, L.P. holds more than 5% of capital stock in Hims. Jules Maltz, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Institutional Venture Partners.

(9)
Institutional Venture Partners XV Executive Fund, L.P. Fund is an affiliate of Institutional Venture Partners XVI, L.P., which holds more than 5% of capital stock in Hims. Jules Maltz, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Institutional Venture Partners.

(10)	Lynne Chou O’Keefe, a member of Hims’ board directors, is affiliated with Define Ventures Fund I, L.P.

Sale of Series D Preferred Stock of Hims

In March, April and July 2020, Hims sold an aggregate of 16,495,335 shares of its Series D preferred stock, par value $0.000001 per share (“Series D Preferred Stock”) at a purchase price of $3.1545 per share to accredited investors for an aggregate purchase price of approximately $52 million. Each share of Series D Preferred Stock was converted into shares of Hims Class A Common Stock in connection with the Hims Recapitalization and then exchanged for Class A Common Stock upon completion of the Business Combination, as provided in the Merger Agreement.

The following table summarizes purchases of shares of Hims’ Series D Preferred Stock by its executive officers, directors, and holders of more than 5% of its capital stock.

	Shares of Series D Convertible Preferred Stock
Purchaser	Number of Shares	Aggregate Gross Consideration ($)
Disruptive Technology Solutions XI, LLC(1)	2,219,052	$7,000,000
Institutional Venture Partners XV, L.P.(2)	835,625	$2,635,979
Institutional Venture Partners XVI, L.P.(3)	840,070	$2,650,001
Institutional Venture Partners XV Executive Fund, L.P.(4)	4,445	$14,022
Redpoint Ventures VI, L.P.(5)	307,497	$969,999
Redpoint Associates VI, L.L.C.(6)	9,510	$29,999
NewView Capital Fund I, L.P.(7)	1,585,037	$4,999,999
Forerunner Builders II, L.P.(8)	1,664,289	$5,250,000

Total	7,465,525	$23,549,999

(1)	Disruptive Technology Solutions XI, LLC held more than 5% of capital stock in Hims.
(2)
Institutional Venture Partners XV, L.P. held more than 5% of capital stock in Hims. Jules Maltz, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Institutional Venture Partners.

(3)
Institutional Venture Partners XVI, L.P. held more than 5% of capital stock in Hims. Jules Maltz, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Institutional Venture Partners.

(4)
Institutional Venture Partners XV Executive Fund, L.P. Fund is an affiliate of Institutional Venture Partners XVI, L.P., which held more than 5% of capital stock in Hims. Jules Maltz, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Institutional Venture Partners.

(5)
Redpoint Ventures VI, L.P. held more than 5% of the capital stock of Hims. Alex Bard, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Redpoint Ventures.

(6)
Redpoint Associates VI, L.L.C. is affiliated with Redpoint Ventures, which held more than 5% of the capital stock of Hims. Alex Bard, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Redpoint Ventures.

(7)	NewView Capital Fund I, L.P. is affiliated with NewView HMS SPV, LLC, which held more than 5% of the capital stock of Hims.
(8)
Forerunner Builders II, L.P. is an affiliate of Forerunner Partners III, L.P., which held more than 5% of capital stock in Hims, Kirsten Green, a member of the Hims Board of Directors and the Hims & Hers Board of Directors, is affiliated with Forerunner Partners III, L.P.

Amended and Restated Investors’ Rights Agreement

In October 2020, Hims entered into an Amended and Restated Investors’ Rights Agreement (the “A&R IRA” and together with the Sponsor Registration Rights Agreement, the “Registration Rights Agreements”) that became effective upon the completion of the Business Combination. Under the terms of the A&R IRA, Hims assigned its obligations under the A&R IRA to Hims & Hers such that Hims & Hers is obligated to take steps to register the shares of Class A Common Stock held by the former Hims stockholders after the closing of the Business Combination. The following former holders of more than 5% of Hims’ capital stock are party to the A&R IRA: entities affiliated with Thrive Capital Partners V, L.P., entities affiliated with F41 Investments, LLC, entities affiliated with Atomic Labs II, L.P., entities affiliated with Institutional Venture Partners XVI, L.P., entities affiliated with Redpoint Ventures VI, L.P., entities affiliated with NewView HMS SPV, LLC, Disruptive Technology Solutions XI, LLC, and entities affiliated with Forerunner Partners III, L.P. Certain of our directors are affiliated with these stockholders, as set forth in the “Security Ownership of Certain Beneficial Owners and Management,” which disclosure is hereby incorporated by reference in this section. These stockholders are entitled to rights with respect to the registration of their shares of Class A Common Stock. In particular, the A&R IRA provides such Hims stockholders with the following rights and obligations:

•
Shelf registration rights. Certain holders of Class A Common Stock are entitled to include such shares in the Resale Shelf Registration Statement, subject to the terms described below in “Sponsor Registration Rights Agreement—Shelf Registration Rights,” which Resale Shelf Registration Statement was filed on Form S-1 on February 5, 2021 and declared effective on February 12, 2021.

•
Piggyback registration rights. At any time after January 20, 2021, if Hims & Hers proposes to file a registration statement to register any of its equity securities under the Securities Act of 1933, as amended (the “Securities Act”) or to conduct a public offering, either for its own account or for the account of any other person, subject to certain exceptions, parties to the A&R IRA are entitled to include their registrable securities in such registration statement.

•
Expenses and indemnification. All fees, costs and expenses of underwritten registrations are borne by Hims & Hers and underwriting discounts and selling commissions are borne by the holders of the shares being registered. The A&R IRA contains customary cross-indemnification provisions, under which Hims & Hers is obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to Hims & Hers, and holders of registrable securities are obligated to indemnify Hims & Hers for material misstatements or omissions attributable to them.

•
Termination of Registration Rights. A party to the A&R IRA is no longer entitled to exercise registration rights under that agreement (i) at a time that is more than five years after January 20, 2021, (ii) as to a particular party, such earlier time at which such party (a) can sell all of its securities in compliance with Rule 144(b)(1)(i) or (b) holds one percent or less of Hims & Hers’ outstanding capital stock and all registrable securities held by such party can be sold under Rule 144 without restriction during any three month period.

•
Lock-up. Each party to the A&R IRA agreed that it will not, without the prior written consent of Hims & Hers, during the period commencing on January 20, 2021 and ending on the date that is one hundred eighty days after January 20, 2021 (i) lend, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Class A Common Stock or any securities convertible into or exercisable or exchangeable for Class A Common Stock issued or issuable to such party pursuant to the Merger Agreement (collectively, the “Lock-Up Shares”), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, and transfers upon death or by will.

Loans to Executive Officers and Directors

In May 2018, Hims entered into a partial-recourse promissory note with Jack Abraham, its prior president and a former member of the Hims Board of Directors. The note was entered into with Mr. Abraham in connection with his exercise of an option to purchase 3,563,676 shares of Hims Class A Common Stock at a purchase price of $0.18 per share. The aggregate original principal amount of the note was $641,462. The loan bore interest at a rate of 2.94% per annum, compounded annually. As of September 30, 2020, the outstanding balance of the loan was approximately $687,699, including principal of approximately $641,462 and total accrued unpaid interest of approximately $46,207. Repayment of the note was secured by a stock pledge agreement. Mr. Abraham repaid $693,771.20, all amounts due under the promissory note, prior to the Closing. Mr. Abraham has no further obligations under the promissory note.

In May 2018, Hims entered into a partial-recourse promissory note with Andrew Dudum, its Chief Executive Officer and a member of the Hims Board of Directors. The note was entered into with Mr. Dudum in connection with his exercise of an option to purchase 28,412,741 shares of Hims Class A Common Stock at a purchase price of $0.18 per share. The aggregate original principal amount of the note was $5,114,293. The loan bore interest at a rate of 2.94%, per annum, compounded annually. As of September 30, 2020, the outstanding balance of the loan was approximately $5,482,699 including principal of approximately $5,114,293 and total accrued unpaid interest of approximately $368,406. To satisfy the remaining amounts due under the promissory note, Mr. Dudum forfeited 3285,466 shares of Class A Common Stock. Mr. Dudum has no further obligations under the promissory note.

In September 2018, Hims entered into a partial-recourse promissory note with Soleil Boughton, its Chief Legal Officer. The note was entered into with Ms. Boughton in connection with her option to purchase 350,000 shares of Hims Class A Common Stock at a purchase price of $0.70 per share. The aggregate original principal amount of the note was $245,000. The loan bore interest at a rate of 3.02%, per annum, compounded annually. As of September 30, 2020, the outstanding balance of the loan was approximately $260,492, including principal of approximately $245,000 and total accrued unpaid interest of approximately $15,492. Repayment of the note was secured by a stock pledge agreement. Ms. Boughton repaid $262,865.30, all amounts due under the promissory note, prior to the Closing. Ms. Boughton has no further obligations under the promissory note.

In September 2019, Hims entered into another partial-recourse promissory note with Ms. Boughton. The note was entered into with Ms. Boughton in connection with her exercise of an option to purchase 400,000 shares of Hims Class A Common Stock at a purchase price of $0.79 per share. The aggregate original principal amount of the note was $316,000. The loan bore interest at a rate of 2.21%, per annum, compounded annually. As of September 30, 2020, the outstanding balance of the loan was approximately $323,110, including principal of approximately $316,000 and total accrued unpaid interest of approximately $7,110. Repayment of the note was secured by a stock pledge agreement. Ms. Boughton repaid $237,178.13 prior to the closing of the Business Combination and forfeited 5,232 shares of Class A Common Stock in full satisfaction of all amounts due under the note. Ms. Boughton has no further obligations under the promissory note.

In August 2019, Hims loaned Melissa Waters, its then-Chief Marketing Officer, $1,422,000 pursuant to a partial-recourse promissory note for the purpose of financing the acquisition by her of 1,800,000 shares of Hims Class A Common Stock underlying a stock option. The loan accrued interest at a rate of 2.33% per annum and was due in full on the earlier of (i) August 21, 2029 or (ii) Hims’ consummation of a liquidity event as defined in our restated certificate of incorporation as in effect from time to time. As of September 30, 2020, the aggregate outstanding balance of the loan was approximately $547,115, including aggregate principal of $533,250 and aggregate accrued and unpaid interest of $13,865. Ms. Waters’ employment with Hims terminated in May 2020 and she is no longer an executive officer of Hims. Upon Ms. Waters’ departure from Hims, Hims repurchased approximately $888,750 worth of shares through the cancellation of $888,750 of Ms. Waters’ outstanding principal pursuant to this promissory note. To satisfy the remaining amounts due under the promissory note, Ms. Waters forfeited 32,719 shares of Class A Common Stock. Ms. Waters has no further obligations under this promissory note.

Warrants

In February 12, 2020, Hims issued warrants to Institutional Venture Partners XV, L.P. (“IVP”), a holder of greater than 5% of the capital stock of Hims, in relation to IVP’s $4,973,544 investment in Hims’ Series C Preferred Stock financing. This warrant was exercisable until February 12, 2027 for shares of Hims Series C Preferred Stock at a per-share price of $0.01 (subject to equitable adjustment in the event of any further stock split, stock dividend, reverse stock split or similar recapitalization event). In October 2020, IVP exercised the warrants by electing to purchase 288,183 shares of Hims Series C Preferred Stock.

On February 12, 2020, Hims issued a warrant to Forerunner Partners III, L.P. (“Forerunner”), a holder of greater than 5% of the capital stock of Hims, in relation to Forerunner’s investment in Hims’ Series C Preferred Stock financing. This warrant was exercisable until February 12, 2027 for shares of Series C Preferred Stock of Hims at a per-share price of $0.01 (subject to equitable adjustment in the event of any further stock split, stock dividend, reverse stock split or similar recapitalization event) (the “Forerunner Warrant”). On September 15, 2020, Forerunner exercised the Forerunner Warrant by electing to purchase 28,818 shares of Hims Series C Preferred Stock pursuant to the terms of the Forerunner Warrant.

On February 12, 2020, Hims issued a warrant to Disruptive Technology Solutions XI, LLC (“DTA”), a holder of greater than 5% of the capital stock of Hims, in relation to DTA’s investment in Hims’ Series C Preferred Stock financing. This warrant was exercisable until February 12, 2027 for shares of Series C Preferred Stock of Hims at a per-share price of $0.01 (subject to equitable adjustment in the event of any further stock split, stock dividend, reverse stock split or similar recapitalization event) (the “DTA Warrant”). On June 2, 2020, DTA exercised the DTA Warrant by electing to purchase 1,230,791 shares of Hims Series C Preferred Stock pursuant to the terms of the DTA Warrant.

On February 12, 2020, Hims issued a warrant to Redpoint Ventures VI, L.P. (“Redpoint Ventures”), a holder of greater than 5% of the capital stock of Hims, in relation to Redpoint Ventures’ investment in Hims’ Series C Preferred Stock financing. This warrant was exercisable until February 12, 2027 for shares of Series C Preferred Stock of Hims at a per-share price of $0.01 (subject to equitable adjustment in the event of any further stock split, stock dividend, reverse stock split or similar recapitalization event) (the “Redpoint Ventures Warrant”). On June 24, 2020, Redpoint Ventures exercised the Redpoint Ventures Warrant by electing to purchase 55,907 shares of Hims Series C Preferred Stock pursuant to the terms of the Redpoint Ventures Warrant.

On February 12, 2020, Hims issued a warrant to Define Ventures Fund I, L.P. (“Define Ventures”), in relation to Define Ventures’ investment in Hims’ Series C Preferred Stock financing. Lynne Chou O’Keefe, a member of the board directors of Hims and Hims & Hers, is affiliated with Define Ventures. This warrant was exercisable until February 12, 2027 for shares of Series C Preferred Stock of Hims at a per-share price of $0.01 (subject to equitable adjustment in the event of any further stock split, stock dividend, reverse stock split or similar recapitalization event) (the “Define Ventures Warrant”). On October 20, 2020, Define Ventures exercised the Define Ventures Warrant by electing to purchase 28,818 shares of Hims Series C Preferred Stock pursuant to the terms of the Define Ventures Warrant.

Each share of Hims’ Series C Preferred Stock converted automatically into shares of Hims Class A Common Stock in connection with the Hims Recapitalization and ultimately into merger consideration pursuant to the Merger Agreement.

Secondary Sales

On September 23, 2019, Andrew Dudum, Hims’ Chief Executive Officer and a member of its board of directors, sold 1,627,132 shares of Hims Class A Common Stock to third party purchasers at $2.7656 per share for aggregate consideration of $4,499,996 pursuant to Class A Common Stock Purchase Agreements. Under the terms of that certain Master Collaboration Agreement between Hims and such third party purchasers, the purchasers were granted a put right entitling them to sell the shares purchased from Mr. Dudum to Hims at $2.7656 per share for a defined period. The put right expired on March 23, 2020 without the purchasers exercising their rights to sell the shares purchased from Mr. Dudum to Hims.

Hims Pre-Closing Redemption

Prior to the closing of the Business Combination, Hims offered to repurchase and cancel up to $75.0 million of its capital stock from certain eligible Hims stockholders for a per share amount of cash, payable concurrently with or immediately following the closing of the Business Combination, equal to $4.56 (the “Hims Pre-Closing Redemption”). Only eligible Hims stockholders were permitted to participate in the Hims Pre-Closing Redemption. A Hims Stockholder was eligible to sell shares of Hims capital stock in the Hims Pre-Closing Redemption if such stockholder was (i) a current employee of Hims (excluding consultants and advisors) that had been employed by Hims for one year or more as of the date that the Hims Pre-Closing Redemption was launched or (ii) a holder of Hims capital stock that together with its affiliates, including affiliated funds, held less than 5% of the issued and outstanding shares of Hims capital stock as of the date that the Hims Pre-Closing Redemption was launched. Hims stockholders participating in the Hims Pre-Closing Redemption were subject to participation caps. No eligible participant was permitted sell more than 10% of the outstanding shares of Hims capital stock held by such participant in the Hims Pre-Closing Redemption. Directors, officers and members of Hims’ senior management team were further restricted and not permitted to sell more than 7% of their outstanding shares of Hims capital stock in the Hims Pre-Closing Redemption. Hims, subject to the consent of OAC, could elect to waive the eligibility criteria and participation caps set forth above in order to repurchase all outstanding shares from certain Hims stockholders who do not qualify as “Accredited Investors,” as defined pursuant to the rules and regulations promulgated under the Securities Act. To the extent eligible based on the criteria set forth above, the executive officers of Hims and certain funds affiliated with directors were permitted to participate in the Hims Pre-Closing Redemption.

Hims repurchased and cancelled approximately $22.0 million of shares of Hims Class A Common Stock at a price of $4.56 per share in the Hims Pre-Closing Redemption. A trust affiliated with the Chief Executive Officer, Andrew Dudum, sold 3,038,723 shares of Hims Class A Common Stock in the Hims Pre-Closing Redemption for gross proceeds of approximately $13.9 million. Spencer Lee, the Chief Financial Officer of Hims & Hers, exercised an option to purchase 108,995 shares of Hims Class A Common Stock and sold the underlying shares in the Hims Pre-Closing Redemption for net proceeds of approximately $0.4 million.

Post-Closing Incentive Bonus

Prior to the Business Combination, we announced that our Board or a committee thereof may award bonuses to certain of our employees, including members of management, after the Business Combination in an aggregate amount of up to $10.0 million. The bonuses were intended to reward employees who made significant contributions in connection with the Business Combination. On February 5, 2021, our Board, following a recommendation by our compensation committee, awarded a total of approximately $5.2 million in cash bonuses to our executive officers and certain other employees who made significant contributions in connection with the Business Combination. In addition, in March 2021, our Compensation Committee awarded restricted stock units having an aggregate value of $4.6 million to executive officers and certain other employees who made significant contributions in connection with the Business Combination.

Dudum Family Relationships

In addition to serving as Chief Executive Officer of Hims, Andrew Dudum is an employee at Atomic Labs, LLC (“Atomic Labs”), a venture capital startup studio that launched Hims and provided initial capital and governance support. He also serves as managing member of Atomic GP II, LLC, which is the general partner of Atomic Labs II, L.P. Atomic Labs provided Hims with office space, back-office professional services, and administrative operating expenses. Additionally, an entity affiliated with Atomic Labs (such entity, the “Atomic Affiliate”) provided professional services to Hims, primarily to support engineering and operations functions. All services were provided at cost. For the years ended December 31, 2020 and  2019, Hims recorded a total of $3.4 million and $3.2 million, respectively, for payments made to Atomic Labs and the Atomic Affiliate for services performed and costs incurred on behalf of Hims. There was no accounts payable balance with Atomic Labs and the Atomic Affiliate as of December 31, 2020 and the accounts payable balance was less than $0.1 million as of December 31, 2019.

Elena Dudum, sister of Andrew Dudum, served as a product manager beginning in April 2018 through January 2020. During the year ended December 31, 2019, Ms. Dudum had total cash compensation, including base salary, bonus and other compensation, of $139,298. Ms. Dudum resigned from her employment with Hims in January 2020 and, in exchange for executing a general release and waiver of claims against Hims, received a lump-sum cash payment of $200. In connection with the commencement of her employment, in April 2018 Ms. Dudum was granted an option to purchase 175,000 shares of Hims Class A Common Stock, of which she had vested into 72,916 shares as of her resignation date, all of which she exercised.

John Jack Dudum, Jr., cousin of Andrew Dudum, serves as an advisor to Hims, but his compensation did not exceed the disclosure threshold in any of the past two fiscal years.

Danielle Dudum, sister of Andrew Dudum, is affiliated with Cherubic Ventures Fund III, L.P. and Cherubic Ventures SSG VII Ltd. (together, “Cherubic Ventures”). Cherubic Ventures Fund III, L.P. purchased 3,971,405 shares of Hims Series A preferred stock, par value $0.000001 per share (“Series A Preferred Stock”) in a transaction with another stockholder of Hims. This stockholder purchased 1,190,901 shares of Hims Series B preferred stock, par value $0.000001 per share (“Series B Preferred Stock”) for aggregate consideration equal to approximately $1.0 million. Cherubic Ventures SSG VII Ltd. Purchased from Hims 720,460 shares of Series C Preferred Stock and a warrant to purchase 72,046 shares of Series C Preferred Stock at $0.01 per share for consideration equal to approximately $2.5 million. Mr. Dudum is also an advisor to Cherubic Ventures.

Indemnification Agreements

Hims & Hers entered into, and expects to continue to enter into, indemnification agreements with its directors, executive officers and other employees as determined by the Board.

Each indemnification agreement provides for indemnification and advancements by Hims & Hers of certain expenses and costs, if the basis of the indemnitee’s involvement was by reason of the fact that the indemnitee is or was a director, officer, employee or agent of Hims & Hers or any of its subsidiaries or was serving at Hims & Hers’ request in an official capacity for another entity, to the fullest extent permitted by the laws of the state of Delaware.

Miscellaneous

The spouse of Hims’ Chief Operating Officer, Melissa Baird, is the Chief Executive Officer and a stockholder of an entity that licenses certain commercially available software used by Hims in the ordinary course of its business. Amounts paid by Hims to this entity have not exceeded $120,000 in any completed fiscal year. Hims is currently negotiating a new agreement with this entity that may involve payments in excess of $120,000 in future reporting periods.

Certain Relationships and Related Person Transactions—OAC

Class B Ordinary Shares

OAC consummated its Initial Public Offering on July 22, 2019. In April 2019, prior to OAC’s Initial Public Offering, OAC issued 4,312,500 Class B ordinary shares to its Sponsor, in exchange for a capital contribution of $25,000, or approximately $0.006 per share. On June 26, 2019, OAC effected a pro rata share capitalization, resulting in an increase in the total number of outstanding Class B ordinary shares from 4,312,500 to 5,031,250.

Concurrently with the execution of the Merger Agreement, OAC, the Sponsor and Hims entered into a sponsor agreement (the “Sponsor Agreement”), pursuant to which the Sponsor, among other things, surrendered and forfeited for no consideration 25.0% of the Class B ordinary shares for no consideration in connection with the consummation of the Business Combination. A number of securities equal to such surrendered and forfeited Class B ordinary shares was issued to Hims Equityholders as Class A Common Stock (or equivalent equity awards in respect thereof) in the Business Combination.

Private Placement Warrants

Simultaneous with the consummation of OAC’s Initial Public Offering, OAC consummated a private placement pursuant to which Sponsor purchased 4,016,667 private placement warrants at a price of $1.50 per private placement warrant, generating total proceeds of $6,025,000.

Pursuant to the Sponsor Agreement, Sponsor, among other things, surrendered and forfeited for no consideration 25.0% of the private placement warrants for no consideration and as a capital contribution to OAC in connection with the consummation of the Business Combination. A number of securities equal to such surrendered and forfeited private placement warrants was issued to Hims Equityholders as warrants to acquire shares of Class A Common Stock (or equivalent equity awards in respect thereof) in the Business Combination.

Related Party Loans

On March 2, 2019, Sponsor agreed to loan OAC an aggregate of up to $300,000 to cover expenses related to OAC’s Initial Public Offering pursuant to an expense reimbursement agreement (the “Expense Reimbursement Agreement”). On November 18, 2019, OAC repaid this advance in full.

In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors had the option to, but were not obligated to, loan OAC funds. Up to $1,500,000 of such loans were convertible into warrants of the post-business combination company at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. To date, OAC had no outstanding borrowings under any arrangement. Pursuant to the Merger Agreement, OAC waived the right to convert any such loans into our warrants.

Administrative Services Agreement

Effective June 4, 2020, OAC entered into an agreement to pay monthly expenses of $10,000 for office space, administrative services, and support services to an affiliate of the Sponsor. The agreement terminated upon the completion of the Business Combination.

OAC Registration and Shareholder Rights Agreement

OAC has previously entered into a registration and shareholder rights agreement pursuant to which its initial shareholders and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement warrants, the securities issuable upon conversion of working capital loans (if any), and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Class B ordinary shares.

Sponsor Registration Rights Agreement

At closing of the Business Combination, we entered into the Sponsor Registration Rights Agreement, pursuant to which, among other things, the Sponsor was granted certain registration rights with respect to its shares of Class A Common Stock. In particular, the Sponsor Registration Rights Agreement provides for the following registration rights:

•
Demand registration rights. At any time after January 20, 2021, we are required, upon the written request of the Sponsor, to file a registration statement and use reasonable best efforts to effect the registration of all or part of their registrable securities. We are not obligated to effect (i) more than one demand registration during any six-month period or (ii) any demand registration if a registration statement on Form S-3 or its successor form, or, if we are ineligible to use Form S-3, a registration statement on Form S-1, for an offering to be made on a continuous basis pursuant to Rule 415 of the Securities Act registering the resale from time to time pursuant to any method or combination of methods legally available to, and requested by, the Investors of all of the registrable securities then held by such Investors that are not covered by an effective resale registration statement (the “Resale Shelf Registration Statement”). In order to be effected, any underwritten demand registration must result in aggregate proceeds to the selling shareholders of at least $25,000,000.

•
Shelf registration rights. Following the closing of the Business Combination, we filed a Resale Shelf Registration Statement with the SEC on February 5, 2021. Pursuant to the Registration Rights Agreement, we are required to keep the Resale Shelf Registration Statement continuously effective under the Securities Act at all times until the expiration of the Effectiveness Period (as defined in the Sponsor Registration Rights Agreement).

•
Piggyback registration rights. At any time after January 20, 2021, if we propose to file a registration statement to register any of its equity securities under the Securities Act or to conduct a public offering, either for its own account or for the account of any other person, subject to certain exceptions, the Sponsor is entitled to include its registrable securities in such registration statement.

•
Expenses and indemnification. All fees, costs and expenses of underwritten registrations are borne by us and underwriting discounts and selling commissions are borne by the holders of the shares being registered. The Sponsor Registration Rights Agreement contains customary cross-indemnification provisions, under which we are obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to us, and holders of registrable securities are obligated to indemnify us for material misstatements or omissions attributable to them.

•
Registrable securities. Securities of Hims & Hers shall cease to be registrable securities when a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, such securities shall have been transferred pursuant to Rule 144 or such securities shall have ceased to be outstanding.

•
Lock-up. Notwithstanding the foregoing, the Sponsor, Hims & Hers and the officers and directors of Hims & Hers shall, if requested, deliver a customary lock-up agreement in connection with any underwritten public offering, subject to certain customary exceptions.

Independence of the Board of Directors

Under our Corporate Governance Guidelines and the NYSE rules, a director is not independent unless the Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries and that the NYSE’s per se bars to determining a director independent have not been triggered.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Bard, Mr. Bhattacharyya, Dr. Cosgrove, Ms. Green, Mr. Maltz, Ms. O’Keefe, Ms. Perez and Mr. Wells, representing eight of our nine directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the rules of the NYSE. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock and the relationships of our non-employee directors with certain of our significant stockholders.

Item 14.	Principal Accountant Fees and Services

Audit, Audit-Related, Tax and All Other Fees

The table below sets forth the aggregate fees billed by Withum in 2019 and 2020.

	2019	2020
Audit Fees(1)	$94,525	$69,010

Total	$94,525	$69,010

(1)
Audit fees include fees for services performed to comply with the standards established by the Public Company Accounting Oversight Board, including the audit of our consolidated financial statements. This category also includes fees for audits provided in connection with statutory filings or services that generally only the principal independent auditor reasonably can provide, such as consent and assistance with and review of our SEC filings.

Approval Policies and Procedures

The formal written charter for our audit committee requires that the audit committee (i) review and approve, in advance, the scope and plans for the audits and the audit fees and (ii) approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit and tax services to be performed by the independent auditor that are not otherwise prohibited by law or regulations and any associated fees. Our audit committee may, in accordance with applicable law, establish pre-approval policies and procedures for the engagement of independent accountants to render services to the Company.

Prior to the Business Combination, all of the services listed in the table above provided by Withum were approved by OAC in accordance with its policies then in effect. All of the services provided by KPMG subsequent to the Business Combination were approved by our audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

Exhibit No.	Description

2.1†
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

4.4	Description of registered securities (incorporated by reference to Exhibit 4.4 to the Original Filing).

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

24.1	Power of Attorney (included on signature page of the Original Filing).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) with respect to the Original Filing.

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) with respect to the Original Filing.

31.3	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) with respect to this Amendment*

31.4	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) with respect to this Amendment*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 with respect to the Original Filing.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 with respect to the Original Filing.

32.3	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 with respect to this Amendment**

32.4	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 with respect to this Amendment**

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Original Filing).

101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Original Filing).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Original Filing).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Original Filing).

101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Original Filing).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to the Original Filing).

*	Filed herewith

**	Furnished herewith

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

††	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

+	Denotes management compensatory plan, contract or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2021
HIMS & HERS HEALTH, INC.

/s/ Andrew Dudum
	Name:	Andrew Dudum
	Title:	Chief Executive Officer (Principal Executive Officer)