Form 10-K/A
period 2020-12-31
Hims & Hers Health, Inc.
filed 2021-05-17
CIK 1773751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of May 12, 2021, 183,424,155 shares of Class A Common Stock, par value $0.0001, and 8,377,623 shares of Class V Common Stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Hims & Hers Health, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A” or “Report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021 (“Original Filing”), as amended by that certain Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2021 (which includes the information required by Part III of Form 10-K), to restate the financial statements and related footnote disclosures as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from April 9, 2019 (inception) through December 31, 2019 included in the Original Filing. This Form 10-K/A also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the Staff of SEC issued a public statement (the “Staff Statement”) that highlighted the complex nature of warrants issued in connection with the formation and initial public offering of a special purpose acquisition company (“SPAC”) and the potential related accounting and reporting considerations. The Staff Statement informed market participants that warrants issued by SPACs may require classification as a liability of the entity measured at fair value, rather than equity.

As previously announced, on January 20, 2021, Hims, Inc. and Oaktree Acquisition Corp. (“OAC”), a SPAC, completed their merger. Immediately following the merger, OAC changed its name to Hims & Hers Health, Inc. Consistent with market practice among SPACs, OAC had been accounting for the public warrants and private placement warrants (collectively, the “Warrants”) issued in connection with its initial public offering within equity, and recorded the Warrants as equity in its pre-merger, historical consolidated financial statements. Based on the Staff Statement, the Company re-evaluated the accounting treatment of the Warrants.

On May 3, 2021, the board of directors of the Company (the “Board”), after considering the recommendations of management and the audit committee of the Board (the “audit committee”), determined that in light of the Staff Statement it was appropriate for the Company to restate the following financial statements previously filed with the SEC: (i) the audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 included in the Original Filing, and (ii) the condensed consolidated unaudited financial statements included in the Quarterly Reports on Form 10-Q filed by OAC for (a) the three months ended March 31, 2020, (b) the three and six months ended June 30, 2020, and (c) the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period from April 9, 2019 (inception) through September 30, 2019 (collectively, the “Non-Reliance Periods”). Accordingly, the financial statements referred to in the preceding sentence should not be relied upon. Similarly, the related press releases, the Report of the Independent Registered Public Accounting Firm on the financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from April 9, 2019 (inception) through December 31, 2019 and the stockholder communications describing the relevant portions of the Company’s financial statements for the Non-Reliance Periods should no longer be relied upon.

Consequently, the Company has restated the financial statements identified above in this Form 10-K/A. As discussed in further detail below and in Note 9 to the accompanying financial statements, the restatement is the result of a misapplication of the guidance on accounting for the Warrants, which was brought to light by the Staff Statement. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock or equity classification criteria shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations. Also, in accordance with ASC 825-10, Financial Instruments (“ASC 825-10”), the Company has concluded that a portion of the transaction costs which directly related to OAC’s initial public offering, which were previously charged to shareholders’ equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in noncash financial statement corrections and will have no impact on the Company’s historical liquidity, cash flows, revenues, or the investments held in the trust account. The restatement will also have no impact on the historical financial statements of Hims, Inc.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Management has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting related to the accounting for the Warrants. Our Chief Executive Officer and Chief Financial Officer have also concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Filing, as amended by Amendment No. 1 to the Original Filing, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing, as amended by Amendment No. 1 to the Original Filing, and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events, except as set forth in Amendment No. 1 to the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2021 and any other amendments to our SEC filings.

i

CERTAIN TERMS

Unless otherwise stated in this Form 10-K/A, references to:

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

•	“public warrants” are to the warrants that were included in the initial public offering of Oaktree Acquisition Corp.;

•	“sponsor” are to Oaktree Acquisition Holdings, L.P., a Cayman Islands exempted limited partnership; and

•	“we,” “us,” “Company,” “our Company,” “Hims & Hers” are to Hims & Hers Health, Inc., a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Item 1A: “Risk Factors” may not be exhaustive.

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

BASIS OF PRESENTATION

As previously announced, OAC (and, after the Domestication as described below, “Hims & Hers”), a Cayman Islands exempted company, entered into that certain Agreement and Plan of Merger, dated as of September 30, 2020 (the “Merger Agreement”), by and among OAC, Rx Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of OAC (“Merger Sub”), and Hims, Inc., a Delaware corporation (“Hims”).

On January 20, 2021, as contemplated by the Merger Agreement and described in the section titled “Domestication Proposal” beginning on page 126 of the final prospectus and definitive proxy statement, dated December 29, 2020 (the “Proxy Statement/Prospectus”) and filed with the SEC, OAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which OAC was domesticated and continued as a Delaware corporation, changing its name to “Hims & Hers Health, Inc.” (the “Domestication”).

As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share (the “OAC Class A ordinary shares”), and Class B ordinary shares of OAC, automatically converted, on a one-for-one basis, into a share of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”); (2) each then issued and outstanding warrant of OAC (the “OAC warrants”) automatically converted into a warrant to acquire one share of our Class A Common Stock (i.e., the Warrants); and (3) each of the then issued and outstanding units of OAC that had not been previously separated into the underlying OAC Class A ordinary shares and underlying OAC warrants upon the request of the holder thereof (the “OAC units”), were cancelled and entitled the holder thereof to one share of Class A Common Stock and one-third of one Warrant. No fractional shares will be issued upon exercise of the Warrants.

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

Immediately prior to the effective time of the Merger, each share of Hims preferred stock, par value $0.000001 per share, and Hims Class F common stock, par value $0.000001 per share (“Hims Class F Common Stock”), converted into one share of Class A common stock, par value $0.00001 per share, of Hims (the “Hims Class A Common Stock” and such conversion, the “Hims Recapitalization”). In connection with the Hims Recapitalization, a portion of shares of Hims Class A Common Stock held by the Chief Executive Officer of Hims, Andrew Dudum (the “CEO”) and any entities, directly or indirectly, wholly-owned by the CEO (collectively, the “CEO Affiliates” and, together with the CEO, the “CEO Group”) representing approximately 33% of the sum of (a) the number of shares of Hims Class A Common Stock held by the CEO Group plus (b) underlying vested and unvested equity interests held by the CEO, were exchanged pursuant to a share exchange agreement for Hims Class V common stock, par value $0.000001 per share (the “Hims Class V Common Stock”), which had equivalent economic rights, including dividend and liquidation rights, as the Hims Class A Common Stock, but carried an additional number of votes per share. Under the terms of the Merger Agreement, the Hims Class V common stock received by the CEO Group converted into the right to receive shares of our Class V common stock, $0.0001 per share (the “Class V common stock”) such that, immediately following the closing of the Merger (the “Closing”), the shares of our Class A Common Stock, which are entitled to one vote per share, and our Class V common stock, which are entitled to 175 votes per share, held by the CEO Group represented approximately ninety percent (90%) of the aggregate voting power of all of our outstanding capital stock.

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

The audited consolidated financial statements of Hims, which is considered our accounting predecessor, are included in our Current Report on Form 8-K, which was filed with the SEC on March 22, 2021.

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

•

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and if we fail to maintain effective internal control over financial reporting, the market price of our Class A Common Stock may be adversely affected.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting and the restatement of our financial statements.

Following the issuance of the Staff Statement, our Board, after considering the recommendations of management and the audit committee, determined that it was appropriate to restate our previously filed financial statements for the Non-Reliance Periods. See “—Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.” As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, such restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

The new rules and regulations applicable to public companies has made it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A Common Stock.

Under U.S. GAAP, we are required to evaluate the Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Warrants contain provisions requiring liability classification. Therefore, as described in our financial statements included in Part II, Item 8, of this Form 10-K/A, we are accounting for the Warrants as a warrant liability and are recording that liability at fair value. We record any changes in fair value in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and the market price of our Class A Common Stock.

We identified a material weakness in our internal control over financial reporting as of December 31, 2020, the disclosure of which may have an adverse impact on the price of our Class A Common Stock (please refer to Part II, Item 9A of this Form 10-K/A for further discussion). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness led to incorrect presentation of our Warrants in prior periods, which has resulted in restatement of (i) the Company’s audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 and (ii) the condensed consolidated unaudited financial statements included in the Company’s Quarterly Reports on Form 10-Q for (a) the three months ended March 31, 2020, (b) the three and six months ended June 30, 2020, and (c) the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period from April 9, 2019 (inception) through September 30, 2019. See Note 9 of the Notes to the consolidated financial statements included herein for additional information.

Although no material misstatement of Hims’ historical financial statements was identified, we are required to restate the consolidated financial statements of the Company. We have taken, and intend to continue to take, certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future. Additionally, significant costs and resources may be needed to remediate any material weakness (including the material weakness identified) or any internal control deficiencies that may arise in the future.

If we cannot produce reliable and timely financial reports, investors may lose confidence in our financial reporting and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Moreover, if we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting. Any actual or perceived weaknesses or deficiencies that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, could have an adverse impact on our business and the market price of our Class A Common Stock.

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

Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) and/or 404(b) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A Common Stock.

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

Dividends

We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our Board. In addition, our Board is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

Non-GAAP Financial Measures after the Merger

In addition to financial results determined in accordance with U.S. GAAP, Hims & Hers believes Adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before depreciation and amortization, provision for income taxes, interest expense, interest income, noncash debt issuance expense, stock-based compensation and warrant mark-to-market expense (income).

Results of Operations

OAC’s entire activity since inception through December 31, 2020 related to formation, the preparation for its initial public offering, and since the closing of its initial public offering, the search for a prospective initial business combination. It neither engaged in any operations nor generated any revenues.

For the year ended December 31, 2020, OAC had a net loss of approximately $40.3 million (as restated), which consisted of approximately $4.8 million in general and administrative expenses primarily related to the Merger and $37.2 million of change in fair value of warrant liability, which was partially offset by $1.7 million in interest earned on investments and marketable securities held in the trust account.

For the period from April 9, 2019 (inception) through December 31, 2019, OAC had net income of approximately $6.0 million (as restated), which consisted of approximately $1.9 million in interest earned on investments and marketable securities held in the trust account and $5.5 million of change in fair value of warrant liability, partially offset by approximately $1.3 million in general and administrative expenses.

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

OAC Critical Accounting Policies and Estimates Prior to the Merger

OAC Class A Ordinary Shares Subject to Possible Redemption

OAC Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable OAC Class A ordinary shares (including OAC Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within OAC’s control) are classified as temporary equity. At all other times, OAC Class A ordinary shares are classified as shareholders’ equity. OAC Class A ordinary shares feature certain redemption rights that are considered to be outside of OAC’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 14,097,169 and 18,124,262, respectively, OAC Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of OAC’s balance sheets.

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

OAC’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. As restated, net income per ordinary share, basic and diluted for OAC Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the trust account of approximately $1.7 million, net of $325,000 annual limit of Regulatory Withdrawal available to be withdrawn from the trust account, resulting in a total of approximately $1.4 million for the year ended December 31, 2020, by the weighted average number of OAC Class A ordinary shares outstanding for the period. As restated, net loss per ordinary share, basic and diluted for OAC Class B ordinary shares is calculated by dividing the net loss of approximately $40.3 million, less income attributable to OAC Class A ordinary shares of approximately $1.4 million, resulted in a net loss of approximately $41.7 million, by the weighted average number of OAC Class B ordinary shares outstanding for the period.

Warrant Liability

OAC accounts for liability-classified warrants as derivative instruments. Liability-classified warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Upon settlement, the warrant liability will be reclassified to additional paid-in capital. The fair value of the private placement warrants issued to OAC’s sponsor and the public warrants issued in connection with OAC’s initial public offering were initially measured at fair value using a Black-Scholes Merton (“BSM”) model. The private placement warrants were remeasured using a BSM model for each reporting date in 2019. After the announcement of the Merger, the fair value of the private placement warrants were estimated using a Monte Carlo simulation model at each reporting date. After the initial measurement, the fair value of the public warrants were subsequently measured based on the listed market price of such warrants.

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

Warrant Liability

Hims & Hers classifies warrants to purchase shares of redeemable convertible preferred stock that are contingently puttable or redeemable, as well as the Warrants, which do not meet equity classification criteria, as liabilities. Such warrants are measured and recognized at fair value and are subject to remeasurement at each balance sheet date.

As of December 31, 2020, the fair value of the preferred stock warrant liability is measured using a BSM option-pricing model. Inputs to that model include the purchase right’s expected remaining term, the risk-free interest rate, expected volatility based on representative peer companies, and the fair value of the Company’s total equity based on the publicly trading stock price. Changes to the fair value measurement are recognized within other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

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

The fair value of the private placement warrants are estimated using a Monte Carlo simulation model each measurement date. The fair value of the public warrants are measured based on the listed market price of such warrants.

Hims & Hers adjusts the warrant liability for changes in the fair value until the earlier of the exercise or expiration of the warrants or in the case of the preferred stock warrants, the completion of a liquidation event, including completion of an initial public offering, at which time all such preferred stock warrants will be converted into warrants to purchase shares of common stock and the liability will be reclassified to additional paid-in capital.

Stock-Based Compensation

Hims & Hers accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. Hims & Hers determines the fair value of stock-based awards granted or modified on the grant date or modification date using appropriate valuation techniques.

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

Reference is made to Pages F-1 through F-29 comprising a portion of this Report.

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

On March 22, 2021, we filed the Original Filing. At that time, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. OAC’s internal control over financial reporting was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the COSO (2013 framework). On March 22, 2021, we filed the Original Filing. At that time, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020. This was due to a material weakness in internal control over financial reporting related to not having adequate controls over accounting for complex transactions and, in particular, related to errors in the accounting for warrants issued in connection with OAC’s initial public offering and recorded in its pre-merger, historical consolidated financial statements through December 31, 2020. Notwithstanding this material weakness, which is further described below, management has concluded that our audited consolidated financial statements included in this Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the years and periods presented herein.

Our internal control over financial reporting did not result in the proper classification of the Warrants issued by OAC which, due to its impact on the Company’s audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019, we determined to be a material weakness. This mistake in classification was brought to our attention when the Staff of the SEC issued the Staff Statement, which addressed certain accounting and reporting considerations related to warrants of a kind similar to the Warrants issued by OAC. In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in OAC’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, OAC’s internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Form 10-K/A had not yet been identified.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers, and certain information about each of them as of April 30, 2021 are set forth below.

Name	Age	Position(s) with Hims & Hers
Andrew Dudum	32	Chief Executive Officer and Chairman
Spencer Lee	42	Chief Financial Officer
Dr. Patrick Carroll, M.D.	63	Chief Medical Officer
Melissa Baird	43	Chief Operating Officer
Soleil Boughton	43	Chief Legal Officer
Alex Bard	46	Director
Ambar Bhattacharyya	38	Director
Dr. Delos Cosgrove, M.D.	80	Director
Kirsten Green	49	Director
Jules Maltz	41	Director*
Lynne Chou O’Keefe	43	Director
Andrea Perez	40	Director
David Wells	49	Director

*	Lead Independent Director

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

Name and Principal Position	Year	Salary ($)	Stock Awards$)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Andrew Dudum	2020	527,187	2,842,399(3)	23,106,043(4)	100,203	—		26,575,832
Chief Executive Officer and Director	2019	253,750	—	—	—	—		253,750
Spencer Lee	2020	452,813	1,289,200(5)	1,454,319(6)	84,787	—		3,281,119
Chief Financial Officer	2019	290,545		1,798,561	87,164	—		2,176,270
Melissa Baird	2020	434,219	1,289,200(5)	2,522,193(7)	80,933	20,418	(8)	4,346,963
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

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR -END

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

		Option Awards					Stock Awards
Name	Vesting Commencement Date	Equity Incentive Plan Awards: Securities Underlying Unearned, Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1)($)
Andrew Dudum	N/A	3,583,091(2)			1.10	6/16/2030
	N/A	7,166,182(3)			1.10	6/16/2030
	3/13/2020		671,829(4)	2,911,262	1.10	6/16/2030
	12/16/2020		0(4)	1,291,000	4.26	12/22/2030
	12/16/2020						646,000(5)	9,967,780
Spencer Lee	3/4/2019		1,634,937(6)	2,102,063	0.79	5/1/2029
	12/16/2020		0(4)	587,000	4.26	12/22/2030
	12/16/2020						293,000(5)	4,520,990
Melissa Baird	2/6/2018		1,640,996(6)	758,058	0.18	3/28/2028
	10/1/2019		72,916(4)	177,084	0.79	11/5/2029
	2/12/2020		358,309(4)	1,361,575	1.10	5/12/2030
	12/16/2020		0(4)	587,000	4.26	12/22/2030
	12/16/2020						293,000(5)	4,520,990

(1)	As there was no public market for our common stock on December 31, 2020, we have assumed that the fair value on such date was $15.43, the closing price of our common stock on January 21, 2021.
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

A “Related Person Transaction” is a transaction, arrangement or relationship in which Hims & Hers or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or one percent of the average of Hims & Hers’ total assets at year-end for the last two completed fiscal years, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of Hims & Hers’ officers or one of Hims & Hers’ directors;

•	any person who is known by Hims & Hers to be the beneficial owner of more than 5% of its voting stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of its voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

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

Hims Recapitalization

In connection with the Business Combination, OAC, Hims and other parties listed thereto entered into the Merger Agreement, pursuant to which Hims became a wholly-owned subsidiary of OAC (i.e., the Merger).

In order to implement the dual class common stock structure that resulted in Andrew Dudum, including his affiliates and permitted transferees, holding approximately 90% of the aggregate voting power of our capital stock on a fully-diluted basis immediately following the Business Combination, the board of directors and requisite stockholders of Hims approved the Hims Recapitalization, pursuant to which each share of preferred stock of Hims, par value $0.000001 per share (“Hims Preferred Stock”), and each share of Hims Class F Common Stock converted into Hims Class A Common Stock, at the applicable then-effective conversion rate immediately prior to the time at which the Merger becomes effective (“Effective Time”). As part of the Hims Recapitalization, a portion of the outstanding shares of Hims Class A Common Stock held by Mr. Dudum and his affiliates and permitted transferees representing approximately 33% of the sum of (a) the number of shares of Hims capital stock held by Mr. Dudum and his affiliates and permitted transferees plus (b) the underlying vested and unvested Hims equity awards held by Mr. Dudum were exchanged for shares of Hims Class V common stock. This exchange of Hims Class A Common Stock for Hims Class V common stock occurred pursuant to a share exchange agreement between Mr. Dudum and his affiliates, Hims and Hims & Hers. Under the terms of this share exchange agreement, Hims & Hers agreed to treat the share exchange as a tax-free transaction and agreed to indemnify Mr. Dudum for taxes and any applicable penalties and associated costs if such exchange is not tax free. In accordance with the Merger Agreement, the Hims Class V Common Stock received by Mr. Dudum and his affiliates in the exchange was converted into the right to receive shares of Class V Common Stock.

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

•

Lock—up. Each party to the A&R IRA agreed that it will not, without the prior written consent of Hims & Hers, during the period commencing on January 20, 2021 and ending on the date that is one hundred eighty days after January 20, 2021 (i) lend, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Class A Common Stock or any securities convertible into or exercisable or exchangeable for Class A Common Stock issued or issuable to such party pursuant to the Merger Agreement (collectively, the “Lock-Up Shares”), or (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, and transfers upon death or by will.

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

In May 2018, Hims entered into a partial-recourse promissory note with Andrew Dudum, its Chief Executive Officer and a member of the Hims Board of Directors. The note was entered into with Mr. Dudum in connection with his exercise of an option to purchase 28,412,741 shares of Hims Class A Common Stock at a purchase price of $0.18 per share. The aggregate original principal amount of the note was $5,114,293. The loan bore interest at a rate of 2.94%, per annum, compounded annually. As of September 30, 2020, the outstanding balance of the loan was approximately $5,482,699 including principal of approximately $5,114,293 and total accrued unpaid interest of approximately $368,406. To satisfy the remaining amounts due under the promissory note, Mr. Dudum forfeited 3,285,466 shares of Class A Common Stock. Mr. Dudum has no further obligations under the promissory note.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1 †	Agreement and Plan of Merger dated as of September 30, 2020, by and among Oaktree Acquisition Corp., Rx Merger Sub, Inc. and Hims, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

3.1	Certificate of Incorporation of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

3.2	Bylaws of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Oaktree Acquisition Corp.’s Registration Statement on Form S-1/A (Registration No. 333-232444), filed with the SEC on July 16, 2019).

4.2	Warrant Agreement, dated as of July 22, 2019, between Continental Stock Transfer & Trust Company and Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on July 23, 2019).

4.3	Certificate of Corporate Domestication of Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

4.4	Description of registered securities (incorporated by reference to Exhibit 4.4 to the Original Filing).

10.1	Sponsor Agreement, dated as of September 30, 2020, by and among Oaktree Acquisition Holdings, L.P., Oaktree Acquisition Corp. and Hims, Inc. (incorporated by reference to Exhibit 10.1 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Registration No. 001-38986), filed with the SEC on October 1, 2020).

10.3	Form of Support Agreement (incorporated by reference to Exhibit 10.3 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (Registration No. 001-38986), filed with the SEC on October 1, 2020).

10.4	Registration Rights Agreement, dated as of January 20, 2021, by and among Hims & Hers Health, Inc. and Oaktree Acquisition Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.5	Amended and Restated Investors’ Rights Agreement, dated as of September 30, 2020, by and among Hims & Hers Health, Inc. and the Hims Stockholders party thereto (incorporated by reference to Exhibit 10.4 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.6+	Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.7+	Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.9	Second Amended and Restated Loan and Security Agreement, dated November 27, 2019, by and between Hims and Silicon Valley Bank (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 2, 2020).

10.10 ††	Plain English Growth Capital Loan and Security Agreement, dated November 27, 2019, by and between Hims and TriplePoint Venture Growth BDC Corp (incorporated by reference to Exhibit 10.10 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 2, 2020).

10.11+	Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims and Spencer Lee (incorporated by reference to Exhibit 10.15 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

Exhibit No.	Description
10.12+	Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.16 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.13+	Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.14+	Employment Agreement, dated as of December 21, 2020, by and between Hims and Spencer Lee (incorporated by reference to Exhibit 10.17 filed with the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.15+	Employment Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.18 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.16+	Employment Agreement, dated as of January 14, 2021, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.17	Form of Share Exchange Agreement by and among Hims, Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

23.1	Consent of WithumSmith+Brown, PC, independent registered public accounting firm of Oaktree Acquisition Corp.*

24.1	Power of Attorney (included on signature page of the Original Filing).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
††	Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2021

HIMS & HERS HEALTH, INC.

/s/ Andrew Dudum
Name: Andrew Dudum
Title: Chief Executive Officer and Director
(Principal Executive Officer)

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 and 2019 (as restated)	F-3
Statements of Operations for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 (as restated)	F-4
Statements of Changes in Shareholders’ Equity for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 (as restated)	F-5
Statements of Cash Flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 (as restated)	F-6
Notes to Financial Statements (as restated)	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Hims & Hers Health, Inc. (f/k/a Oaktree Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hims & Hers Health, Inc. (f/k/a Oaktree Acquisition Corp.) (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 9 to these financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 and 2019 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 14, 2021

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

BALANCE SHEETS

DECEMBER 31, 2020 and 2019

	2020 As Restated	2019 As Restated
Assets
Current assets:
Cash and cash equivalents	$1,058,267	$1,510,341
Prepaid expenses	50,100	147,500

Total current assets	1,108,367	1,657,841
Investments held in Trust Account	204,525,055	203,107,342

Total assets	$205,633,422	$204,765,183

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,194	$18,475
Accrued expenses	4,189,620	478,577
Accrued expenses – related party	60,000	54,839
Due to related parties	598,833	427,503

Total current liabilities	4,896,647	979,394
Deferred underwriting commissions	7,043,750	7,043,750
Deferred legal fees	150,000	150,000
Warrant liability	47,571,334	10,349,417

Total liabilities	59,661,731	18,522,561

Commitments and contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 14,097,169 and 18,124,262 shares subject to possible redemption at $10.00 per share as of December 31, 2020 and 2019, respectively	140,971,690	181,242,620
Shareholders’ equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,027,831 and 2,000,738 shares issued and outstanding (excluding 14,097,169 and 18,124,262 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	604	201
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding as of December 31, 2020 and 2019	503	503
Additional paid-in capital	40,270,527	—
(Accumulated deficit) retained earnings	(35,271,633)	4,999,298

Total shareholders’ equity	5,000,001	5,000,002

Total liabilities and shareholders’ equity	$205,633,422	$204,765,183

The accompanying notes are an integral part of these financial statements.

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020 As Restated	For the Period from April 9, 2019 (inception) through December 31, 2019 As Restated
General and administrative expenses	$4,791,727	$1,310,755

Loss from operations	(4,791,727)	(1,310,755)
Change in fair value of warrant liability	(37,221,917)	5,503,291
Gain on investments (net), dividends and interest, held in Trust Account	1,742,713	1,857,342

Net (loss) income	$(40,270,931)	$6,049,878

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	20,125,000

Basic and diluted net income per share, Class A	$0.07	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	5,031,250

Basic and diluted net income per share, Class B	$(8.29)	$0.90

The accompanying notes are an integral part of these financial statements.

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – April 9, 2019 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,013,250	503	24,497	—	25,000
Sale of units in initial public offering, net of fair value of public warrants	20,125,000	2,013	—	—	192,470,859	(1,050,580)	191,422,292
Offering costs (as restated)	—	—	—	—	(11,254,548)	—	(11,254,548)
Shares subject to possible redemption (as restated)	(18,124,262)	(1,812)	—	—	(181,240,808)	—	(181,242,620)
Net income (as restated)	—	—	—	—	—	6,049,878	6,049,878

December 31, 2019	2,000,738	$201	5,013,250	$503	$—	$4,999,298	$5,000,002

Shares subject to possible redemption (as restated)	4,027,093	403	—	—	40,270,527	—	40,270,930
Net Loss (as restated)	—	—	—	—	—	(40,270,931)	(40,270,931)

December 31, 2020 (as restated)	6,027,831	$604	5,013,250	$503	$40,270,527	$(35,271,633)	$5,000,001

The accompanying notes are an integral part of these financial statements.

HIMS & HERS HEALTH, INC. (f/k/a Oaktree Acquisition Corp.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020 As Restated	For the Period from April 9, 2019 (inception) through December 31, 2019 As Restated
Cash flows from operating activities:
Net (loss) income	$(40,270,931)	$6,049,878
Adjustments to reconcile net loss to net cash (used in) operating activities:
Unrealized gain on investments (net), dividends and interest, held in Trust Account	(1,742,713)	(1,857,342)
Change in fair value of warrant liability	37,221,917	(5,503,291)
Warrant offering cost	—	600,675
Changes in operating assets and liabilities:
Prepaid expenses	97,400	(147,500)
Accounts payable	(6,645)	450,081
Accrued expenses	4,171,145	18,475
Accrued expenses – related party	(418,577)	54,839
Due to related parties	171,330	92,503

Net cash used in operating activities	(777,074)	(241,682)
Cash flows from investing activities:
Proceeds received from sales; redemptions of marketable securities held in Trust Account	325,000	—
Principal deposited in Trust Account	—	(201,250,000)

Net cash provided by (used in) investing activities	325,000	(201,250,000)
Cash flows from financing activities:
Proceeds received from initial public offering, gross	—	201,250,000
Proceeds received from private placement	—	6,025,000
Payment of offering costs	—	(4,211,257)
Repayment of advances from related parties	—	(61,720)

Net cash provided by financing activities	—	203,002,023
Net change in cash	(452,074)	1,510,341
Cash, beginning of period	1,510,341	—

Cash, end of period	$1,058,267	$1,510,341

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(40,270,930)	$181,242,620
Initial fair value of warrant liability	—	(15,852,708)
Offering costs included in accrued expenses	—	28,496
Offering costs paid by related parties	—	396,720
Deferred underwriting commissions in connection with the initial public offering	—	7,043,750
Deferred legal fees in connection with the initial public offering	—	150,000
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from April 9, 2019 (inception) through December 31, 2019, as well as the unaudited condensed financial statements for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020, and the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 9 for additional information regarding the errors identified and the restatement adjustments made to the financial statements.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs related to the issuance of shares were recognized in shareholders’ equity while costs associated with the warrant liabilities were charged to expense upon the completion of the Initial Public Offering on July 22, 2019.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, 14,097,169 and 18,124,262, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $1.7 million, net of $325,000 annual limit of Regulatory Withdrawal available to be withdrawn from the Trust Account, resulting in a total of approximately $1.4 million for the year ended December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $40.3 million, less income attributable to Class A ordinary shares of approximately $1.4 million, resulted in a net loss of approximately $41.7 million, by the weighted average number of Class B ordinary shares outstanding for the period.

Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of approximately $1.9 million, net of $325,000 annual limit of Regulatory Withdrawal available to be withdrawn from the Trust Account, resulting in a total of approximately $1.5 million for the period from April 9, 2019 (inception) through December 31, 2019, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $6.0 million, less income attributable to Class A ordinary shares of approximately $1.5 million, resulted in a net loss of approximately $4.5 million, by the weighted average number of Class B ordinary shares outstanding for the period.

Warrant Liability

The Company accounts for warrants for shares of the Company’s Class A ordinary shares as liabilities held at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the warrant liability will be reclassified to additional paid-in capital.

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (collectively, the “Public Warrants” and together with the Private Placement Warrants, the “Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

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

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020 and 2019, there were 20,125,000 Class A ordinary shares issued and outstanding, including 14,097,169 and 18,124,262, respectively, Class A ordinary shares subject to possible redemption.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2020:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$204,525,031	$—	$—
Cash equivalents - money market funds	24	—	—

	$204,525,055	$—	$—

Liabilities:
Public Warrants	$26,162,499	$—	$—
Private Placement Warrants	—	—	21,408,835

	$26,162,499	$—	$21,408,835

December 31, 2019:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
U.S. Treasury Securities	$203,090,272	$—	$—
Cash equivalents - money market funds	17,070	—	—

	$203,107,342	$—	$—

Liabilities:
Public Warrants	$6,372,917	$—	$—
Private Placement Warrants	—	—	3,976,500

	$6,372,917	$—	$3,976,500

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, prior to being separately listed and traded, is determined using Level 3 inputs. The fair value of the Public Warrants and Private Placement Warrants were initially measured at fair value using a Black-Scholes Merton (“BSM”) model and subsequently, the fair value of the Private Placement Warrants were estimated using a Monte Carlo simulation model for each measurement date. The fair value of Public Warrants were subsequently measured based on the listed market price.

Inherent in both the BSM and Monte Carlo models are assumptions related to expected term, volatility, risk-free interest rate and dividend yield. The expected term of the warrants is assumed to be equivalent to their remaining contractual term and includes consideration of the redemption features that were incorporated into the Monte Carlo model. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs:

	December 31,
	2020	2019
Expected term	0.31	1.75
Volatility	55.00%	29.60%
Risk-free rate	0.10%	0.14%
Dividend yield	0.00%	0.00%

The change in the fair value of the warrant liabilities is summarized as follows:

	December 31,
	2020	2019
Beginning balance	$10,349,417	$—
Issuance of Public and Private Placement Warrants	—	15,852,708
Change in fair value	37,221,917	(5,503,291)

Ending balance	$47,571,334	$10,349,417

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2019 when the Public Warrants were separately listed and traded.

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

On January 20, 2021, the Company completed the Merger pursuant to the Merger Agreement as described in Note 1. As contemplated by the Merger Agreement and as described in the Company’s definitive proxy statement filed with the SEC on December 29, 2020 (the “Proxy Statement”), (i) the Company became a Delaware corporation and, in connection with the Domestication, (A) the Company’s name changed to “Hims & Hers Health, Inc.”, (B) each outstanding Class A ordinary share of the Company and each outstanding Class B ordinary share of the Company became one share of Class A common stock of the Company, and (C) each outstanding warrant of the Company became one warrant to purchase one share of New Hims Class A Common Stock; and (ii) following the Domestication, Merger Sub merged with and into Hims, with Hims as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company.

In February 2021, the Company net exercised 3,012,500 warrants for 1,474,145 shares of New Hims Class A Common Stock.

Note 9—Restatement of Previously Issued Audited and Unaudited Financial Statements

In May 2021, the Audit Committee of the Company’s board of directors, after considering the recommendations of management, concluded that, because of a misapplication of the accounting guidance related to its Warrants, the Company’s previously issued financial statements for the periods beginning April 9, 2019 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods.

On April 12, 2021, the Staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 22, 2019, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets. Accordingly, the statements of operations did not include any subsequent noncash changes in estimated fair value of the Warrants. The views expressed in the Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement. In light of the Staff Statement, the Company reassessed its accounting for the Warrants. Based on this reassessment, and after discussion and evaluation with the Company’s independent registered public accounting firm and the Audit Committee, management concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

The warrant agreement governing the Warrants includes a provision (the “Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants which contain this term could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares would be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity. As a result of these provisions, the Company has restated its financial statements to reflect the Company’s Warrants as a derivative liability with changes in fair value recorded in the current period earnings. In addition, a portion of offering costs were allocated to the Warrants and recognized in expense. The material terms of the Warrants are more fully described in Note 6.

The following presents a reconciliation of the balance sheets, statements of operations and cash flows for the Affected Periods. The restatement had no impact on net cash flows from operating, investing or financing activities.

December 31, 2020 balance sheet:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$205,633,422	$—	$205,633,422

Liabilities and Shareholders’ Equity
Total current liabilities	$4,896,647	$—	$4,896,647
Deferred underwriting commissions	7,043,750	—	7,043,750
Deferred legal fees	150,000	—	150,000
Warrant liabilities	—	47,571,334	47,571,334

Total liabilities	12,090,397	47,571,334	59,661,731
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	188,543,020	(47,571,330)	140,971,690
Shareholders’ equity:
Preference shares, $0.0001 par value	—	—	—
Class A ordinary shares, $0.0001 par value	127	477	604
Class B ordinary shares, $0.0001 par value	503	—	503
Additional paid-in capital	6,901,127	33,369,400	40,270,527
Accumulated deficit	(1,901,752)	(33,369,881)	(35,271,633)

Total shareholders’ equity	5,000,005	(4)	5,000,001

Total liabilities and shareholders’ equity	$205,633,422	$—	$205,633,422

A reconciliation of the Class A ordinary shares subject to possible redemption outstanding and Class A ordinary shares outstanding is as follows:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Shares subject to possible redemption - shares outstanding	18,854,302	(4,757,133)	14,097,169

Ordinary shares—shares issued and outstanding	1,270,698	4,757,133	6,027,831

Year ended December 31, 2020 statement of operations:

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$4,791,727	$—	$4,791,727

Loss from operations	(4,791,727)	—	(4,791,727)
Change in fair value of warrant liability	—	(37,221,917)	(37,221,917)
Gain on investments (net), dividends and interest, held in Trust Account	1,742,713	—	1,742,713

Net loss	$(3,049,014)	$(37,221,917)	$(40,270,931)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.07	$—	$0.07

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.89)	$—	$(8.29)

Year ended December 31, 2020 statement of cash flows:

	Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Net loss	$(3,049,014)		$(37,221,917)	$(40,270,931)
Adjustments to reconcile net loss to net cash used in operating activities	(1,742,713)		37,221,917	35,479,204
Net cash used in operating activities	(777,074)		—	(777,074)
Net cash provided by investing activities	325,000		—	325,000
Net cash provided by (used in) financing activities	—		—	—

Net change in cash	$(452,074)	$		$(452,074)

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(3,049,010)		$(37,221,920)	$(40,270,930)

September 30, 2020 balance sheet:

	As of September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$205,813,988	$—	$205,813,988

Liabilities and Shareholders’ Equity
Total current liabilities	$3,037,725	$—	$3,037,725
Deferred underwriting commissions	7,043,750	—	7,043,750
Deferred legal fees	150,000	—	150,000
Warrant liabilities	—	31,902,349	31,902,349

Total liabilities	10,231,475	31,902,349	42,133,824
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	190,582,510	(31,902,350)	158,680,160
Shareholders’ equity:
Preference shares, $0.0001 par value	—	—	—
Class A ordinary shares, $0.0001 par value	107	320	427
Class B ordinary shares, $0.0001 par value	503	—	503
Additional paid-in capital	4,861,657	17,700,577	22,562,234
Accumulated deficit	137,736	(17,700,896)	(17,563,160)

Total shareholders’ equity	5,000,003	1	5,000,004

Total liabilities and shareholders’ equity	$205,813,988	$—	$205,813,988

A reconciliation of the Class A ordinary shares subject to possible redemption outstanding and Class A ordinary shares outstanding is as follows:

	As of September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Shares subject to possible redemption - shares outstanding	19,058,251	(3,190,235)	15,868,016

Ordinary shares - shares issued and outstanding	1,066,749	3,190,235	4,256,984

Three months ended September 30, 2020 statement of operations:

	Three Months Ended September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$2,338,004	$—	$2,338,004

Loss from operations	(2,338,004)	—	(2,338,004)
Change in fair value of warrant liability	—	(17,522,107)	(17,522,107)
Gain on investments (net), dividends and interest, held in Trust Account	81,232	—	81,232

Net loss	$(2,256,772)	$(17,522,107)	$(19,778,879)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$—	$—	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.46)	$—	$(3.95)

Nine months ended September 30, 2020 statement of operations:

	Nine Months Ended September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$2,708,421	$—	$2,708,421

Loss from operations	(2,708,421)	—	(2,708,421)
Change in fair value of warrant liability	—	(21,552,932)	(21,552,932)
Gain on investments (net), dividends and interest, held in Trust Account	1,698,895	—	1,698,895

Net loss	$(1,009,526)	$(21,552,932)	$(22,562,458)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.08	$—	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.54)	$—	$(4.82)

Nine months ended September 30, 2020 statement of cash flows:

	Nine Months Ended September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(1,009,526)	$(21,552,932)	$(22,562,458)
Adjustments to reconcile loss to net cash used in operating activities	(1,698,895)	21,552,932	19,854,037
Net cash used in operating activities	(577,740)	—	(577,740)
Net cash provided by investing activities	325,000	—	325,000
Net cash provided by (used in) financing activities	—	—	—

Net change in cash	$(252,740)	$—	$(252,740)

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(1,009,520)	$(21,552,940)	$(22,562,460)

June 30, 2020 balance sheet:

	As of June 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$206,200,737	$—	$206,200,737

Liabilities and Shareholders’ Equity
Total current liabilities	$1,167,702	$—	$1,167,702
Deferred underwriting commissions	7,043,750	—	7,043,750
Deferred legal fees	150,000	—	150,000
Warrant liabilities	—	14,380,242	14,380,242

Total liabilities	8,361,452	14,380,242	22,741,694
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	192,839,280	(14,380,240)	178,459,040
Shareholders’ equity:
Preference shares, $0.0001 par value	—	—	—
Class A ordinary shares, $0.0001 par value	84	145	229
Class B ordinary shares, $0.0001 par value	503	—	503
Additional paid-in capital	2,604,910	178,642	2,783,552
Retained earnings	2,394,508	(178,789)	2,215,719

Total shareholders’ equity	5,000,005	(2)	5,000,003

Total liabilities and shareholders’ equity	$206,200,737	$—	$206,200,737

A reconciliation of the Class A ordinary shares subject to possible redemption outstanding and Class A ordinary shares outstanding is as follows:

	As of June 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Shares subject to possible redemption - shares outstanding	19,283,928	(1,438,024)	17,845,904

Ordinary shares - shares issued and outstanding	841,072	1,438,024	2,279,096

Three months ended June 30, 2020 statement of operations:

	Three Months Ended June 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$123,634	$—	$123,634

Loss from operations	(123,634)	—	(123,634)
Change in fair value of warrant liability	—	(3,050,354)	(3,050,354)
Gain on investments (net), dividends and interest, held in Trust Account	36,858	—	36,858

Net loss	$(86,776)	$(3,050,354)	$(3,137,130)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.00	$—	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.02)	$—	$(0.63)

Six months ended June 30, 2020 statement of operations:

	Six Months Ended June 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$370,417	$—	$370,417

Loss from operations	(370,417)	—	(370,417)
Change in fair value of warrant liability	—	(4,030,825)	(4,030,825)
Gain on investments (net), dividends and interest, held in Trust Account	1,617,663	—	1,617,663

Net income (loss)	$1,247,246	$(4,030,825)	$(2,783,579)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.08	$—	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.07)	$—	$(0.87)

Six months ended June 30, 2020 statement of cash flows:

	Six Months Ended June 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated

Net income (loss)	$1,247,246	$(4,030,825)	$(2,783,579)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(1,617,663)	4,030,825	2,413,162
Net cash used in operating activities	(124,809)	—	(124,809)
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by (used in) financing activities	—	—	—

Net change in cash	$(124,809)	$—	$(124,809)

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,247,250	(4,030,830)	(2,783,580)

March 31, 2020 balance sheet:

	As of March 31, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$206,287,199	$—	$206,287,199

Liabilities and Shareholders’ Equity
Total current liabilities	$1,167,388	$—	$1,167,388
Deferred underwriting commissions	7,043,750	—	7,043,750
Deferred legal fees	150,000	—	150,000
Warrant liabilities	—	11,329,888	11,329,888

Total liabilities	8,361,138	11,329,888	19,691,026
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	192,926,060	(11,329,890)	181,596,170
Shareholders’ equity:
Preference shares, $0.0001 par value	—	—	—
Class A ordinary shares, $0.0001 par value	83	114	197
Class B ordinary shares, $0.0001 par value	503	—	503
Additional paid-in capital	2,518,131	(2,871,677)	(353,546)
Retained earnings	2,481,284	2,871,565	5,352,849

Total shareholders’ equity	5,000,001	2	5,000,003

Total liabilities and shareholders’ equity	$206,287,199	$—	$206,287,199

A reconciliation of the Class A ordinary shares subject to possible redemption outstanding and Class A ordinary shares outstanding is as follows:

	As of March 31, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Shares subject to possible redemption - shares outstanding	19,292,606	(1,132,989)	18,159,617

Ordinary shares - shares issued and outstanding	832,394	1,132,989	1,965,383

Three months ended March 31, 2020 statement of operations:

	Three Months Ended March 31, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$246,783	$—	$246,783

Loss from operations	(246,783)	—	(246,783)
Change in fair value of warrant liability	—	(980,471)	(980,471)
Gain on investments (net), dividends and interest, held in Trust Account	1,580,805	—	1,580,805

Net income	$1,334,022	$(980,471)	$353,551

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.08	$—	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.05)	$—	$(0.24)

Three months ended March 31, 2020 statement of cash flows:

	Three Months Ended March 31, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated

Net income	$1,334,022	$(980,471)	$353,551
Adjustments to reconcile net income to net cash used in operating activities	(1,580,805)	980,471	(600,334)
Net cash used in operating activities	(28,639)	—	(28,639)
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by (used in) financing activities	—	—	—

Net change in cash	$(28,639)	$—	$(28,639)

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,334,030	$(980,480)	$353,550

December 31, 2019 balance sheet:

	As of December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$204,765,183	$—	$204,765,183

Liabilities and Shareholders’ Equity
Total current liabilities	$979,394	$—	$979,394
Deferred underwriting commissions	7,043,750	—	7,043,750
Deferred legal fees	150,000	—	150,000
Warrant liabilities	—	10,349,417	10,349,417

Total liabilities	8,173,144	10,349,417	18,522,561
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	191,592,030	(10,349,410)	181,242,620
Shareholders’ equity:
Preference shares, $0.0001 par value	—	—	—
Class A ordinary shares, $0.0001 par value	97	104	201
Class B ordinary shares, $0.0001 par value	503	—	503
Additional paid-in capital	3,852,147	(3,852,147)	—
Retained earnings	1,147,262	3,852,036	4,999,298

Total shareholders’ equity	5,000,009	(7)	5,000,002

Total liabilities and shareholders’ equity	$204,765,183	$—	$204,765,183

A reconciliation of the Class A ordinary shares subject to possible redemption outstanding and Class A ordinary shares outstanding is as follows:

	As of December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Shares subject to possible redemption - shares outstanding	19,159,203	(1,034,941)	18,124,262

Ordinary shares - shares issued and outstanding	965,797	1,034,941	2,000,738

Period from April 9, 2019 (inception) to December 31, 2019 statement of operations:

	Period from April 9, 2019 (inception) to December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$710,080	$600,675	$1,310,755

Loss from operations	(710,080)	(600,675)	(1,310,755)
Change in fair value of warrant liability	—	5,503,291	5,503,291
Gain on investments (net), dividends and interest, held in Trust Account	1,857,342	—	1,857,342

Net income	$1,147,262	$4,902,616	$6,049,878

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.08	$—	$0.08

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.08)	$—	$0.90

Period from April 9, 2019 (inception) to December 31, 2019 statement of cash flows:

	Period from April 9, 2019 (inception) To December 31, 2019
	As Previously Reported	Restatement Adjustment	As Restated
Net income	$1,147,262	$4,902,616	$6,049,878
Adjustments to reconcile net income to net cash used in operating activities	(1,857,342)	(4,902,616)	(6,759,958)
Net cash used in operating activities	(241,682)	—	(241,682)
Net cash used in investing activities	(201,250,000)	—	(201,250,000)
Net cash provided by financing activities	203,002,023	—	203,002,023

Net change in cash	$1,510,341	$—	$1,510,341

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$191,592,030	$(10,349,410)	$181,242,620
Initial fair value of warrant liability	—	(15,852,708)	(15,852,708)

September 30, 2019 balance sheet:

	As of September 30, 2019 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$204,094,833	$—	$204,094,833

Liabilities and Shareholders’ Equity
Total current liabilities	$1,036,867	$—	$1,036,867
Deferred underwriting commissions	7,043,750	—	7,043,750
Deferred legal fees	150,000	—	150,000
Warrant liabilities	—	10,840,587	10,840,587

Total liabilities	8,230,617	10,840,587	19,071,204
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	190,864,210	(10,840,590)	180,023,620
Shareholders’ equity:
Preference shares, $0.0001 par value	—	—	—
Class A ordinary shares, $0.0001 par value	104	109	213
Class B ordinary shares, $0.0001 par value	503	—	503
Additional paid-in capital	4,579,960	(4,411,552)	168,408
Retained earnings	419,439	4,411,446	4,830,885

Total shareholders’ equity	5,000,006	3	5,000,009

Total liabilities and shareholders’ equity	$204,094,833	$—	$204,094,833

A reconciliation of the Class A ordinary shares subject to possible redemption outstanding and Class A ordinary shares outstanding is as follows:

	As of September 30, 2019 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Shares subject to possible redemption - shares outstanding	19,086,421	(1,084,059)	18,002,362

Ordinary shares - shares issued and outstanding	1,038,579	1,084,059	2,122,638

Three months ended September 30, 2019 statement of operations:

	Three Months Ended September 30, 2019 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$449,938	$600,675	$1,050,613

Loss from operations	(449,938)	(600,675)	(1,050,613)
Change in fair value of warrant liability	—	5,012,121	5,012,121
Gain on investments (net), dividends and interest, held in Trust Account	885,983	—	885,983

Net income	$436,045	$4,411,446	$4,847,491

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.04	$—	$0.04

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.09)	$—	$0.79

Period from April 9, 2019 (inception) to September 30, 2019 statement of operations:

	Period from April 9, 2019 (inception) to September 30, 2019 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
General and administrative expenses	$466,544	$600,675	$1,067,219

Loss from operations	(466,544)	(600,675)	(1,067,219)
Change in fair value of warrant liability	—	5,012,121	5,012,121
Gain on investments (net), dividends and interest, held in Trust Account	885,983	—	885,983

Net income	$419,439	$4,411,446	$4,830,885

Basic and diluted weighted average shares outstanding of Class A ordinary shares	20,125,000	—	20,125,000

Basic and diluted net income per share, Class A	$0.04	$—	$0.04

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,031,250	—	5,031,250

Basic and diluted net loss per share, Class B	$(0.09)	$—	$0.79

Period from April 9, 2019 (inception) to September 30, 2019 statement of cash flows:

	Period from April 9, 2019 (inception) To September 30, 2019 (Unaudited)
	As Previously Reported	Restatement Adjustment	As Restated
Net income	$419,439	$4,411,446	$4,830,885
Adjustments to reconcile net income to net cash used in operating activities	(885,983)	(4,411,446)	(5,297,429)
Net cash used in operating activities	(207,200)	—	(207,200)
Net cash used in investing activities	(201,250,000)	—	(201,250,000)
Net cash provided by financing activities	203,238,700	—	203,238,700

Net change in cash	$1,781,500	$—	$1,781,500

Noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$190,864,210	$(10,840,590)	$180,023,620
Initial fair value of warrant liability	—	(15,852,708)	(15,852,708)