Form 10-Q
period 2021-03-31
Hims & Hers Health, Inc.
filed 2021-05-17
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                         to ____________

HIMS & HERS HEALTH, INC.
 (Exact name of registrant as specified in its charter)

Delaware	001-38986	98-1482650
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2269 Chestnut Street, #523	San Francisco	California	94123
(Address of principal executive office)			(ZIP Code)
(415) 851-0195
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	HIMS	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	HIMS WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer         ☐                         Accelerated filer          ☐
Non-accelerated filer         ☒                         Smaller reporting company     ☒
Emerging growth company         ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of May 14, 2021, 183,424,155 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, implementation, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management's current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report on Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this quarterly report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,169	$27,344
Short-term investments	235,097	72,864
Inventory	4,523	3,543
Prepaid expenses and other current assets	12,407	5,404
Deferred transaction costs	—	3,929
Total current assets	340,196	113,084
Restricted cash, noncurrent	856	1,006
Other long-term assets	4,848	4,607
Total assets	$345,900	$118,697
Liabilities, mezzanine equity, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$13,233	$8,066
Accrued liabilities	5,823	4,984
Deferred revenue	624	1,272
Warrant liabilities	—	906
Total current liabilities	19,680	15,228
Warrant liabilities	33,370	—
Deferred rent, noncurrent	384	381
Total liabilities	53,434	15,609
Commitments and contingencies (Note 11)
Mezzanine equity:
Redeemable convertible preferred stock par value $0.0001, 275,000,000 and 95,997,674 shares authorized and nil and 93,328,118 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; liquidation preference of nil and $268,452 as of March 31, 2021 and December 31, 2020, respectively	—	249,962
Total mezzanine equity	—	249,962
Stockholders' equity (deficit):
Common stock – Class A shares, par value $0.0001, 2,750,000,000 and 166,696,759 shares authorized and 182,973,780 and 46,025,754 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued, and outstanding as of March 31, 2021; Class F shares, par value $0.0001, 6,941,352 shares authorized, issued, and outstanding as of December 31, 2020	18	—
Additional paid-in capital	515,216	24,429
Accumulated other comprehensive loss	(72)	(11)
Accumulated deficit	(222,696)	(171,292)
Total stockholders' equity (deficit)	292,466	(146,874)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$345,900	$118,697

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2021	2020
Revenue	$52,314	$30,063
Cost of revenue	12,067	9,444
Gross profit	40,247	20,619
Operating expenses:
Marketing	26,958	12,773
Selling, general, and administrative	61,698	14,064
Total operating expenses	88,656	26,837
Loss from operations	(48,409)	(6,218)
Other income (expense):
Interest expense	—	(10)
Other (expense) income, net	(2,905)	230
Loss before provision for income taxes	(51,314)	(5,998)
Provision for income taxes	(90)	(35)
Net loss	(51,404)	(6,033)
Other comprehensive loss	(61)	(42)
Total comprehensive loss	$(51,465)	$(6,075)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.34)	$(0.17)
Weighted average shares outstanding:
Basic and diluted	153,080,538	34,610,061
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity (Deficit) (Unaudited)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	206,031,290	$249,962	—	$—	116,930,602	$—	$24,429	$(11)	$(171,292)	$(146,874)
Recapitalization	(112,703,172)	—	—	—	(63,963,496)	5	(5)	—	—	—
Balance as of December 31, 2020	93,328,118	249,962	—	—	52,967,106	5	24,424	(11)	(171,292)	(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	—	—	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of preferred stock to common stock	(93,121,607)	(249,837)	—	—	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—		—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	—	—	1,867,292	—	21,678	—	—	21,678
Issuance of common stock upon Merger, net of transaction costs and Merger warrants liability	—	—	—	—	23,892,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	—	—	7,500,000	1	74,999	—	—	75,000
Issuance of earn-out shares to common stockholders	—	—	—	—	14,153,520	1	—	—	—	1
Exercise of vested stock options	—	—	—	—	37,887	—	80	—	—	80
Vesting of early exercised stock options	—	—	—	—	—	—	54	—	—	54
Warrant expense in connection with Merger	—	—	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	—	—	34,230	—	—	34,230
Other comprehensive income	—	—	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	—	(51,404)	(51,404)
Balance as of March 31, 2021	—	$—	—	$—	191,351,403	$18	$515,216	$(72)	$(222,696)	$292,466

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	186,573,651	$186,741	1,627,132	$4,500	113,887,093	$—	$13,383	$2	$(153,178)	$(139,793)
Recapitalization	(102,059,460)	—	(890,074)	—	(62,298,481)	—	—	—	—	—
Balance as of December 31, 2019	84,514,191	186,741	737,058	4,500	51,588,612	—	13,383	2	(153,178)	(139,793)
Issuance of Series D convertible preferred stock, net of issuance costs of $0.1 million	4,537,700	31,511	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	226	—	—	—	—	—
Early exercise of unvested stock options	—	—	—	—	226	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	11	—	—	11
Forfeiture of unvested early exercised shares	—	—	—	—	(46,242)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,404	—	—	1,404
Expiration of the Class A common stock redemption right	—	—	(737,058)	(4,500)	737,058	—	4,500	—	—	4,500
Other comprehensive income	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	(6,033)	(6,033)
Balance as of March 31, 2020	89,051,891	$218,252	—	$—	52,279,880	$—	$19,298	$(40)	$(159,211)	$(139,953)
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(51,404)	$(6,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394	180
Stock-based compensation	34,230	1,404
Change in fair value of warrant liabilities	2,681	(71)
Warrant expense in connection with Merger	154	—
Amortization of debt issuance costs	144	84
Noncash other	452	(16)
Changes in operating assets and liabilities:
Inventory	(980)	(2,000)
Prepaid expenses and other current assets	(7,147)	(471)
Other long-term assets	(58)	733
Accounts payable	5,117	674
Accrued liabilities	1,114	199
Deferred revenue	(648)	126
Deferred rent	3	—
Net cash used in operating activities	(15,948)	(5,191)
Investing activities
Purchases of investments	(172,021)	(17,642)
Maturities of investments	9,500	19,200
Proceeds from sales of investments	—	6,400
Investment in website development and internal-use software	(740)	(452)
Purchases of property, equipment, and intangible assets	(63)	(273)
Net cash (used in)/provided by investing activities	(163,324)	7,233
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	31,600
Payments for issuance costs of convertible preferred stock	—	(89)
Pre-closing stock repurchase	(22,027)	—
Proceeds from issuance of common stock upon Merger	197,686	—
Proceeds from PIPE	75,000	—
Payments for transaction costs	(12,794)	—
Repayment of promissory notes associated with vested and unvested shares	1,193	—
Proceeds from exercise of Class A common stock warrants	807	—
Proceeds from exercise of vested and unvested stock options, net of repurchases	80	(18)
Repayments of principal on term loan	—	(1,158)
Net cash provided by financing activities	239,945	30,335
Foreign currency effect on cash and cash equivalents	2	(9)
Increase in cash, cash equivalents, and restricted cash	60,675	32,368
Cash, cash equivalents, and restricted cash at beginning of the year	28,350	22,797
Cash, cash equivalents, and restricted cash at end of the three-month period	$89,025	$55,165
Supplemental disclosures of cash flow information
Cash paid for taxes	$59	$69
Cash paid for interest	$—	$8
Noncash investing and financing activities
Recapitalization of redeemable convertible preferred stock from pre-closing stock repurchase	$125	$—
Conversion of redeemable convertible preferred stock to common stock	$249,837	$—
Assumption of Merger warrants liability	$51,814	$—
Exercise of Private Placement Warrants and Public Warrants	$20,871	$—
Reclassification of deferred transaction costs	$3,929	$—
Conversion of Series D preferred stock warrants to Class A common warrants	$1,160	$—
Change in transaction costs payable	$511	$—
Vesting of early exercised stock options	$54	$11
Expiration of Class A common stock redemption right	$—	$4,500
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the "Company"), formerly known as Oaktree Acquisition Corp. ("OAC"), is a direct-to-customer telehealth company incorporated in Delaware. The Company's mission is to make healthcare accessible, affordable, and convenient for everyone. The Company designed and built a digitally native, cloud-based technology centered around the consumer, and designed everything with the consumer in mind. The Company's proprietary websites, telehealth platform, electronic medical records system, pharmacy integration, and mobile accessibility combine to provide customers with a seamless, easy-to-use, mobile-first experience.

The Company offers a range of health and wellness products and services available for purchase directly by customers on the Company's websites and through wholesale partners.

On January 20, 2021 (the "Closing Date"), OAC completed the acquisition of Hims, Inc. ("Hims") pursuant to the Agreement and Plan of Merger dated as of September 30, 2020 (the "Merger Agreement") by and among OAC, Hims, and Rx Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of OAC ("Merger Sub"). The Merger Agreement provided for, among other things, the combination of Hims and OAC pursuant to the merger of Merger Sub with and into Hims, with Hims continuing as the surviving entity and as a wholly-owned subsidiary of OAC (the "Merger").

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly owned subsidiaries as if Hims is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 shares of Company Class A common stock for 1 share of Hims Class A common stock).

Prior to the Merger, OAC ordinary shares and warrants were traded on the New York Stock Exchange ("NYSE") under the ticker symbols "OAC" and "OAC WS", respectively. On the Closing Date, the Company's Class A common stock and warrants began trading on the NYSE under the ticker symbols "HIMS" and "HIMS WS", respectively. One of the primary purposes of the Merger was to provide a platform for Hims to gain access to the U.S. capital markets. See Note 3 – Recapitalization for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America ("U.S. GAAP").

The condensed consolidated financial statements as of March 31, 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020 (the "audited consolidated financial statements").

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management's opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company's balance sheet, results of operations, and cash flows for the three-month periods, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which it holds a controlling financial interest. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
For the three months ended March 31, 2021 and 2020, the Company had operations primarily in the United States and immaterial operations in the United Kingdom.

There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2020, that have had a material impact on these condensed consolidated financial statements and related notes.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation and recognition of warrants, and estimates in capitalization of website development and internal-use software costs. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to it at the time that these estimates and judgments were made. Actual results experienced by the Company may differ from management's estimates. To the extent that there are material differences between these estimates and actual results, the Company's condensed consolidated financial statements will be affected.

Investments

Available-for-sale debt instruments with original maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term investments. Available-for-sale debt instruments with original maturities at the date of purchase and remaining maturities of greater than one year are classified as long-term investments. The Company intends to sell such investments at or close to maturity.

The investments, if any, are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income on the consolidated statements of operations and comprehensive loss, except as noted in the Other-Than-Temporary Impairment section that follows. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.

Other-Than-Temporary Impairment

The Company's investments are subject to a periodic impairment review. Investments are considered impaired when the fair value is below the investment's adjusted cost basis. This would occur for marketable debt instruments when the fair value is below amortized cost and the Company intends to sell the instrument, when it is more likely than not that the Company will be required to sell the instrument before recovery of its amortized cost basis, or when the Company does not expect to recover the entire amortized cost basis of the instrument (a credit loss exists). When the Company does not expect to recover the entire amortized cost basis of the instrument, it separates other-than-temporary impairments into amounts representing credit losses, which are recognized in other (expense) income, net, and amounts related to all other factors, which are recognized in other comprehensive (loss) income on the condensed consolidated statements of operations and comprehensive loss. The Company incurred no other-than-temporary impairments on investments for the three months ended March 31, 2021 or 2020.

Inventory

Inventory primarily consists of finished goods and raw materials that are located at Company-managed and third-party fulfillment warehouses. Inventory is stated at the lower of cost and net realizable value and inventory cost is determined by the weighted average cost method. The Company reserves for expired, slow-moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory. Management monitors inventory to identify events that would require impairment due to slow-moving, expired, or obsolete inventory and reduces the value of inventory when required. Obsolete inventory balances are written off against the inventory allowance when management determines that the inventory cannot be sold. The Company recorded write-offs of less than $0.1 million for the three months ended March 31, 2021 and $0.1 million for the three months ended March 31, 2020.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic ("ASC") 606, Revenue from Contracts with Customers, when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company's consolidated revenue primarily comprises of online sales of health and wellness products through the Company's website, including prescription and nonprescription products. In contracts that contain prescription products, revenue also includes medical consultation services. Additionally, starting in March 2020, the Company began selling its products to a new wholesale partner.

Revenue consists of the following (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Online	$50,680	$28,524
Wholesale	1,634	1,539
Total revenue	$52,314	$30,063

For online revenue, the Company defines its customer as an individual who purchases products or services through the website. For wholesale revenue, Company defines its customer as a wholesale partner. The transaction price in the Company's contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company's contracts that contain prescription products include two performance obligations: access to (i) products and (ii) consultation services. The Company's contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for services over the period of the consultation service, which is typically a few days. The customer obtains control of the products and services upon the Company's completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus margin-based estimates. For each of the three months ended March 31, 2021 and 2020, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various "Affiliated Medical Groups", which are professional corporations or other professional entities owned by licensed physicians and other professional entities that engage licensed healthcare professionals (medical doctors, physician assistants, nurse practitioners, and mental health providers; collectively referred to as "Providers" or individually, a "Provider") to provide consultation services. Refer to Note 8 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

Additionally, to fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with affiliated and third-party pharmacies ("Partner Pharmacies" or individually, a "Partner Pharmacy") to fill prescriptions that are ordered by the Company's customers. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy fills a customer's prescription; (ii) Partner Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company's branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, at its sole discretion, sets all listed prices charged on its website for products and services.

The Company estimates refunds using the expected value method based on historical refunds granted to customers. The Company updates its estimate at the end of each reporting period and recognizes the estimated amount as contra-revenue with a corresponding refund liability. Sales, value-added, and other taxes are excluded from the transaction price and, therefore, from revenue.

The Company has made an accounting policy election to account for shipping and handling activities performed after the control of a product has been transferred to the customer as fulfillment costs, with direct costs to ship products to customers included in cost of revenue. The Company's contracts with customers do not contain costs to obtain or costs to fulfill contracts with customers in accordance with ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers.

For online sales, payment for prescription medication and nonprescription products is typically collected from the customer a few days in advance of product shipment. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the condensed consolidated balance sheets since the associated revenue will be primarily recognized within the following period. For wholesale arrangements, payments are collected in accordance with contract terms.

Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, and restricted stock units ("RSUs"), are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton ("BSM") option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company's Chief Executive Officer ("CEO") with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the option vesting term of four years for options and warrants that do not have performance or market conditions. Stock options and RSUs with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 14 – Common Stock) as liabilities in addition to warrants to purchase preferred stock. At the end of each reporting period, changes in fair value during the period are recognized as a component of other (expense) income, net within the consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Leases

The Company currently leases a warehouse facility and previously leased office space under noncancelable lease agreements that are accounted for as operating leases. Rent expense is recorded on a straight-line basis over the lease term. For rent abatement and rent escalation provisions, the Company recognizes the related rent expense on a straight-line basis over the lease term. The difference between cash rent payments and the recognition of straight-line rent expense is recorded as deferred rent and amortized over the lease term.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2019, with early adoption permitted

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
for removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The Company adopted this disclosure requirement for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition on the income statement. The standard is effective for smaller reporting companies for annual periods beginning after December 15, 2021 and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to require the measurement of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also amended the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. In November 2018, ASU 2018-19 was issued which aligns the implementation date for nonpublic entities' annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13 to clarify that receivables arising from operating leases are not within the scope of Credit Losses (Topic 326) and should be accounted for in accordance with Leases (Topic 842). In April 2019, the FASB issued ASU 2019-04 which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. In February and March 2020, the FASB also issued ASU 2020-02 and ASU 2020-03, respectively, which provide certain amendments and improvements to sections of ASU 2016-13. These standards are effective for smaller reporting companies for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and as an emerging growth company ("EGC"), has elected to adopt the pronouncement following the effective date for nonpublic companies. The Company does not expect adoption will have a material impact on the Company's consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and as an EGC, has elected to adopt the pronouncement following the effective date for nonpublic companies.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
3. Recapitalization

As discussed in Note 1 – Organization, on the Closing Date, OAC completed the acquisition of Hims and acquired 100% of Hims' shares and Hims received gross proceeds of $197.7 million. Transaction costs of $16.2 million, which consist of legal, accounting, and other professional services directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2021. On the Closing Date, each Hims stockholder received approximately 0.4530 shares of the Company's Class A common stock, par value $0.0001 per share, for each share of Hims Class A common stock, par value $0.000001 per share, that such stockholder owned (with the CEO receiving 0.4530 shares of Hims & Hers Class V common stock, par value $0.0001 per share, for each share of Hims Class V common stock, par value $0.000001 per share, that the CEO owned). Each Hims stockholder also received 0.0028 warrants exercisable for the Company's Class A common stock, for each share of Hims Class A or Class V common stock owned by such stockholder prior to the Merger and earn-out shares at an exchange ratio of 0.0443. See Note 13 – Redeemable Convertible Preferred Stock and Note 14 – Common Stock for additional details of the Company's stockholders' equity prior to and subsequent to the Merger.

As additional consideration, OAC also granted 888,143 OAC Class A common stock warrants ("Parent Warrants") to Hims' stockholders, 3,443 Parent Warrants to warrant holders, and approximately 35,000 RSUs to Hims' option and RSU holders ("Parent Warrant RSUs").

All equity awards of Hims were assumed by OAC and converted into comparable equity awards that are settled or exercisable for shares of the Company's Class A common stock. As a result, each stock option was converted into an option to purchase shares of the Company's Class A common stock based on an exchange ratio of 0.4530. Each award of the Hims' RSUs was converted into RSUs of the Company based on an exchange ratio of 0.4530. Similarly, all outstanding Hims warrants were converted at an exchange ratio of 0.4530.

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Hims was determined to be the accounting acquirer since Hims' shareholders prior to the Merger had the greatest voting interest in the combined entity, Hims' shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Hims comprises all of the ongoing operations, and Hims' senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly owned subsidiaries as if Hims, rather than OAC, is the predecessor to the Company. No step-up basis of intangible assets or goodwill was recorded and net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Hims. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 Company shares for 1 Hims share).

Earn-Out Shares

Following the closing of the Merger, holders of Hims' common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 16,000,000 shares of Company Class A common stock (or equivalent equity award) that would vest (in part) in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50 and $20.00 for any 10 trading days within any 20-trading day period on or prior to the date that is five years following the Closing Date. These shares of restricted Class A common stock and equivalent equity awards would also vest in connection with an acquisition of the Company if the applicable thresholds were met in any sale (as defined in the Merger Agreement) but subject to the same five-year deadline. In February 2021, all earn-out thresholds were met. In the first quarter of 2021, earn-out awards related to option holders received final approval by the Board of Directors. The earn-out shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company's own shares and (ii) meet the criteria for equity classification.

PIPE Investment

Concurrently with the execution of the Merger Agreement, OAC entered into subscription agreements on September 30, 2020 with certain investors (the "PIPE Investors") pursuant to which such investors collectively subscribed for 7,500,000 shares of the Company's Class A common stock at $10.00 per share for aggregate gross proceeds of $75.0 million (the "PIPE Investment"). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
4. Investments

Short-term investments as of March 31, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$177,273	$1	$(53)	$177,221
Government bonds	40,955	2	(5)	40,952
Asset-backed bonds	16,928	—	(4)	16,924
Total short-term investments	$235,156	$3	$(62)	$235,097

Short-term investments as of December 31, 2020, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$55,224	$5	$(2)	$55,227
Government bonds	14,121	2	—	14,123
Asset-backed bonds	3,514	—	—	3,514
Total short-term investments	$72,859	$7	$(2)	$72,864

Short-term investments mature within one year.

5. Inventory

Inventory consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$3,546	$2,856
Raw materials	977	687
Total inventory	$4,523	$3,543

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Trade and other receivables, net	$942	$1,147
Prepaid expenses	8,650	2,691
Vendor deposits	2,810	1,395
Other current assets	5	171
Total prepaid expenses and other current assets	$12,407	$5,404

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Marketing expenses	$1,514	$1,122
Professional services	1,480	1,241
Payroll costs	1,250	919
Tax payables	729	651
Warrant exercise deposit liability	—	664
Other accrued liabilities	850	387
Total accrued liabilities	$5,823	$4,984

8. Variable Interest Entities

In order for customers to obtain a prescription product, customers must complete a consultation with a Provider on the Company's website through one of the Affiliated Medical Groups and receive a written prescription by the applicable Provider.

The Affiliated Medical Groups and the Company do not have any shareholders in common. The Affiliated Medical Groups are 100% owned by licensed physicians. The Company is party to service agreements with the Affiliated Medical Groups pursuant to which the Company provides management and administrative services and collects the medical consultation fees from customers on behalf of the Affiliated Medical Groups.

In October 2020, the Company also entered into service agreements with XeCare LLC ("XeCare"), a licensed mail order pharmacy affiliated with the Company which is expected to provide prescription fulfillment services solely to the Company's customers.

The Affiliated Medical Groups and XeCare are legal entities that the Company has determined qualify as variable interest entities ("VIEs"). The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities' economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations and the financial position of the Affiliated Medical Groups and XeCare as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the Affiliated Medical Groups and XeCare are also included in the Company's condensed consolidated financial statements.

As of March 31, 2021 and December 31, 2020, the Company's condensed consolidated balance sheets included Affiliated Medical Groups and XeCare's combined current and total assets of $0.5 million and $1.4 million. As of March 31, 2021 and December 31, 2020, current liabilities were $1.1 million and $0.8 million and total liabilities were $1.5 million and $1.2 million. All amounts are after elimination of intercompany transactions and balances.

The results of operations and cash flows of the Affiliated Medical Groups and XeCare are included in the Company's condensed consolidated financial statements. For the three months ended March 31, 2021 and 2020, the Affiliated Medical Groups and XeCare combined charged the Company $3.4 million and $0.3 million for services rendered. For the three months ended March 31, 2021 and 2020, the net losses generated by the Affiliated Medical Groups and XeCare combined were $1.8 million and $2.5 million after elimination of intercompany transactions and balances.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
9. Fair Value Measurements

The Company's fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$74,930	$—	$—	$74,930
Government bonds	—	11,082	—	11,082
Short-term investments:
Corporate bonds	—	177,221	—	177,221
Government bonds	—	40,952	—	40,952
Asset-backed bonds	—	16,924	—	16,924
Restricted cash:
Money market funds	856	—	—	856
Total assets	75,786	246,179	—	321,965
Liabilities
Warrant liabilities	33,370	—	—	33,370
Total liabilities	$33,370	$—	$—	$33,370

The Company's fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$12,163	$—	$—	$12,163
Government bonds	—	12,693	—	12,693
Short-term investments:
Corporate bonds	—	55,227	—	55,227
Government bonds	—	14,123	—	14,123
Asset-backed bonds	—	3,514	—	3,514
Restricted cash:
Money market funds	1,006	—	—	1,006
Total assets	13,169	85,557	—	98,726
Liabilities
Warrant liabilities	—	—	906	906
Total liabilities	$—	$—	$906	$906

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2021 and December 31, 2020, due to their short-term nature. All other financial instruments except for warrant liabilities related to the preferred stock warrants and Private Placement Warrants are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The warrant liabilities related to the preferred stock warrants and Private Placement Warrants contain significant unobservable inputs including the expected term and with respect to the preferred stock warrants, the share exchange ratio in evaluating the fair value of underlying common stock, and exercise price. Therefore, these warrant liabilities were evaluated to be a Level 3 fair value measurement.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
In prior periods, the fair value of the preferred stock warrant liability had been measured using the BSM option-pricing model and Monte Carlo simulation. During 2020, the Company changed its valuation method as a result of increased probability that the Company's common shares would be publicly listed in the near-term and began using a probability weighted expected returns methodology. As of December 31, 2020, the Company reverted to using a BSM option-pricing model to determine the value of the outstanding Series D preferred stock warrants (that replaced the Series C preferred stock warrants as discussed in Note 10 – Borrowing Arrangements). Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants. As a result, the Series D preferred stock warrants were adjusted to fair value prior to the conversion resulting in a change in fair value of $0.3 million recognized as a component of other income (expense), net within the consolidated statements of operations and comprehensive loss, and then settled in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.

For the three months ended March 31, 2021, changes in warrant liabilities also related to changes in liabilities for warrants assumed as part of the recapitalization, including Private Placement Warrants and Public Warrants (defined and discussed in Note 14 – Common Stock). The Company valued the Private Placement Warrants using a Monte Carlo valuation simulation. Inherent in a Monte Carlo simulation are assumptions related to expected term, volatility, risk-free interest rate and dividend yield. The expected term of the warrants was determined to be equivalent to their remaining contractual term and includes consideration of the redemption features that were incorporated into the Monte Carlo model. The Company derived the volatility of its Class A common stock based on average historical stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury's rates of U.S. Treasury zero-coupon bonds with a maturity similar to the expected term of the Private Placement Warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The following assumptions were used for the valuation of the Private Placement Warrants on the settlement date:

Expected term	0.16
Volatility	65.00%
Risk-free rate	0.03%
Dividend yield	—%

The Public Warrants were valued as of March 31, 2021 using the listed trading price of $4.40 per Public Warrant.

The change in the fair value of warrant liabilities is as follows (in thousands):

Balance at December 31, 2020	$906
Conversion of Series D preferred stock warrants to Class A common stock warrants	(1,160)
Private Placement Warrants and Public Warrants	51,814
Exercised warrants	(20,871)
Increase in fair value of warrants	2,681
Balance at March 31, 2021	$33,370

As of March 31, 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value. Due to the exercise and conversion to Class A common stock warrants of all preferred stock warrants and exercise of all of the Private Placement Warrants during the period, there were no longer any Level 3 warrant liabilities.

10. Borrowing Arrangements

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank ("SVB"), upon Hims' request, SVB would issue letters of credit (the "Letters of Credit") in an aggregate amount not to exceed $2.0 million. This amount is reduced by the amount otherwise available with respect to the cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services identified in SVB's various agreements. On September 30, 2020, Hims entered into the First Loan Modification Agreement ("Loan Modification

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Agreement") and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of March 31, 2021, SVB issued on the Company's behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within restricted cash, noncurrent on the consolidated condensed balance sheet.

There is a business credit card as part of the cash management services offered by SVB with an initial limit of $2.0 million which is reduced by the amount utilized for any issuances of Letters of Credit. This amount was increased to $3.5 million by the Loan Modification Agreement. To continue to use the credit card, SVB required $0.2 million to be maintained in a collateralized money market account and this was reflected within restricted cash on the consolidated balance sheet as of December 31, 2020.

In January 2021, the Company terminated the Second Amended and Restated Loan Agreement with SVB resulting in the release of restricted cash of $0.2 million under the arrangement. The outstanding letter of credit for the warehouse was not included as part of this termination. In addition, the Company continues to use SVB's cash management services and increased its credit card limit to $5.0 million in January 2021.

TriplePoint Venture Growth

On November 27, 2019, Hims entered into a Plain English Capital Growth and Security Agreement (the "2019 Capital Agreement") with TriplePoint Venture Growth ("TPC") consisting of a term loan in the aggregate principal amount of up to $50.0 million, with $25.0 million being available immediately through December 31, 2020 (the "Part 1 Commitment Amount"), and an additional $25.0 million becoming available upon utilization of the Part 1 Commitment Amount through December 31, 2020. There was no minimum advance amount. As collateral, the Company provided a second lien security interest to TPC of substantially all its assets. As of December 31, 2020, the Company had not drawn down from this term loan and the facility expired.

In connection with the 2019 Capital Agreement, the Company issued to TPC a warrant granting TPC the right to purchase 89,747 shares of Hims' Series C preferred stock at an exercise price of $7.67 per share, subject to adjustment in regard to the preferred stock series, number of shares and exercise price if the per share price of subsequent preferred stock rounds less than $7.67. On March 12, 2020, Hims sold Series D preferred stock at an issuance price of $6.96, which triggered an adjustment to the TPC warrant terms per the original agreement, resulting in conversion of the previously issued 89,747 Series C preferred stock warrants at an exercise price of $7.67 into 98,723 Series D preferred stock warrants at an exercise price of $6.96. Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants. Refer to Note 13 – Redeemable Convertible Preferred Stock for further discussion of the conversion into Class A common stock warrants.

11. Commitments and Contingencies

Leases

Total rent expense for the three months ended March 31, 2021 and 2020, was $0.4 million and $0.7 million.

In January 2020, the Company entered into a 63-month noncancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Future minimum lease commitments subsequent to March 31, 2021 are as follows (in thousands):

2021	$1,146
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$7,055

Purchase Obligations

As of March 31, 2021, the Company had contractual obligations to make $1.0 million in purchases related to cloud-based software contracts used in operations.

Legal Proceedings

From time to time, the Company is a party to various litigation, claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, nonmonetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

12. Stock-Based Compensation

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, the Company adopted the 2017 Stock Plan (the "2017 Plan"). Under the 2017 Plan, the Board of Directors could grant awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the "2020 Plan") and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. During the period, 55,645 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Merger date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Therefore, as of March 31, 2021, there were 21,055,645 shares of Class A common stock reserved and 18,581,886 shares of Class A common stock available for the Company to grant under the 2020 Stock Plan; there were no more shares available for grant under the 2017 Plan (since the 2017 Plan was replaced by the 2020 Plan).

Under both the 2017 Plan and 2020 Plan, stock options and stock appreciation rights are granted at exercise prices determined by the Board of Directors which cannot be less than 100% of the estimated fair market value of the common stock on the grant date. Incentive stock options granted to any stockholders holding 10% or more of the Company's equity cannot be granted with an exercise price of less than 110% of the estimated fair market value of the common stock on the grant date and such options are not exercisable after five years from the grant date.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On June 17, 2020, the Board of Directors granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service term as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant-date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to award for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of March 31, 2021, there was $4.2 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 3.04 years.

In connection with the Merger, all Hims option holders received an equivalent award at an exchange ratio of 0.4530 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

The grant-date fair value of the Company's stock options granted was estimated using the following weighted average assumptions for the three months ended March 31, 2021:

Expected term (in years)	5.77
Expected volatility	58.87%
Risk-free interest rate	0.83%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	26,459	$1.16	8.50	$131,770
Recapitalization	(14,474)	1.41
Outstanding at December 31, 2020	11,985	2.57	8.50	131,770
Granted	423	13.79
Exercised (including early exercised options vested during the period)	(384)	0.90
Forfeited and expired	(56)	1.70
Outstanding at March 31, 2021	11,968	3.02	8.37	122,556
Vested and expected to vest as of March 31, 2021	11,968	3.02	8.37	122,556
Exercisable as of March 31, 2021	11,165	$2.64	8.37	$118,231

The weighted average grant-date fair value of options granted for the three months ended March 31, 2021 was $7.34 per share and the intrinsic value of vested options exercised was $2.0 million.

As of March 31, 2021, there was $20.5 million of unrecognized stock-based compensation related to unvested stock options excluding the CEO stock options, which is expected to be recognized over a weighted average period of 3.33 years.

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as a cash flow from financing activities.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Due to a full valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three months ended March 31, 2021.

Early Exercise of Common Stock Options – The Company issues shares upon the early exercise of common stock options. The unvested shares are subject to the Company's repurchase right at the lower of the fair market value of the shares of common stock on the date of repurchase or their original purchase price. The proceeds from cash exercises prior to vesting are initially recorded as a deposit liability from the early exercise of stock options and recorded within accrued liabilities on the consolidated balance sheets and reclassified to additional paid-in capital as the Company's repurchase right lapses. Unvested early exercised options are considered outstanding options and also excluded from shares exercisable since the options have been early exercised. These options are included in the option activity as exercised when the options vest. The number of unvested early exercised options were 301,893 as of March 31, 2021.

The options outstanding and exercisable as of March 31, 2021 (excluding CEO stock options) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	3,236	6.92	3,123	6.92
1.55 – 2.33	3,368	8.07	3,182	8.07
2.43 – 3.65	3,298	9.17	3,295	9.17
8.90 – 13.35	1,888	9.76	1,558	9.75
15.17 – 22.76	178	9.79	7	9.78
	11,968		11,165

RSUs

All RSUs granted prior to the Merger were subject to achievement of a liquidity event which included (i) an initial public offering, (ii) a business combination transaction, or (iii) a sale event as defined by the 2017 Plan. On January 20, 2021, the liquidity event was achieved with the closing of the Merger.

RSUs for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date on the first Company Quarterly Vesting Date (defined below) and the remaining grant vesting quarterly thereafter on the specified vesting dates of March 15, June 15, September 15 and December 15 (each, a "Company Quarterly Vesting Date" or collectively, "Company Quarterly Vesting Dates"). Additional RSUs granted to current employees generally vest quarterly on Company Quarterly Vesting Dates over four years.

In connection with the Merger, all Hims RSU holders received an equivalent award at an exchange ratio of 0.4530 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

In addition, all Hims RSU and option holders received (a) earn-out RSUs that would vest in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50 and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (b) an allocation of Parent Warrant RSUs. All of these RSUs vest in accordance with the terms of the initial RSU and option award, in addition to any of the aforementioned requirements.

The earn-out thresholds for earn-out RSUs were all met in February 2021. The earn-out awards are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company's own shares and (ii) meet criteria for equity classification. The Company determined the fair value of the earn-out RSUs using a Monte Carlo simulation model. The following assumptions were used in this valuation:

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Expected term (in years)	5.00
Expected volatility	60.00%
Risk-free interest rate	0.50%
Expected dividend yield	—%

The value of the Company's equity was also an input into the model and was determined based on the closing trading price of the Company's Class A common stock on the Closing Date of $16.38.

RSU activity including RSUs outstanding prior to the Merger, earn-out RSUs, and Parent Warrant RSUs is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	3,480	$5.30
Recapitalization	(1,904)	5.99
Unvested at December 31, 2020	1,576	11.29
Granted	2,804	14.95
Vested	(790)	15.66
Unvested at March 31, 2021	3,590	$13.16

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO as part of the Merger that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs vested in the period. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs as part of the Merger in January 2021 to a non-executive officer that vest in accordance with the achievement of revenue targets upon meeting certain revenue targets from the sale of specific products. None of the awards vested in the period. These grants are also included in the above activity.

As of March 31, 2021, there was unrecognized stock-based compensation related to unvested RSUs of $40.1 million, which is expected to be recognized over a weighted average period of 3.61 years.

Vendor Warrants

Included in stock-based compensation expense is expense for issuance of Class A common stock warrants to nonemployees in connection with vendor service arrangements.

In connection with the Merger, warrant holders received (a) an equivalent warrant at an exchange ratio of 0.4530 (which was determined not to result in incremental stock-based compensation expense similar to the evaluations for stock options and RSUs above); (b) the right to receive, upon exercise, earn-out shares that vest in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50 and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (c) the right to receive, upon exercise, an allocation of Parent Warrants. All of these instruments vest in accordance with the terms of the initial warrant in addition to any of the aforementioned requirements. The earn-out thresholds were all met in February 2021. The earn-out shares and Parent Warrants are equity classified since they do not meet the liability classification criteria.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Vendor warrant activity, excluding any right to receive Merger considerations, is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,861	0.79	7.01	$9,957
Recapitalization	(1,018)	0.96
Outstanding at December 31, 2020	843	1.75	7.01	$9,957
Granted	—	—
Exercised	(381)	1.75
Forfeited and expired	—	—
Outstanding at March 31, 2021	462	1.75	7.01	$5,308
Vested and expected to vest as of March 31, 2021	462	1.75	7.01	$5,308
Exercisable as of March 31, 2021	185	1.75	7.01	$2,123

Upon the exercise of outstanding warrants above, vendors also have the right to receive 48,062 shares of Merger consideration, consisting of the holders' allocation of earn-out and Parent Warrant considerations.

As of March 31, 2021, there was $0.5 million of unrecognized stock-based compensation expense related to unvested vendor warrants and associated earn-out shares and Parent Warrants, which is expected to be recognized over a weighted average period of 0.48 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for three months ended March 31, 2021 and March 31, 2020 (in thousands):

	Three Months Ended March 31
	2021	2020
Marketing	$1,846	$291
Selling, general, and administrative	32,384	1,113
Total stock-based compensation expense	$34,230	$1,404

13. Redeemable Convertible Preferred Stock

As of December 31, 2020 the Company had authorized 95,997,674 shares of Hims' convertible preferred stock, designated in series, with the rights and preferences of each designated series to be determined by the Board of Directors.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table is a summary of Hims' redeemable convertible preferred stock as of December 31, 2020 (in thousands, except for share data):

Series	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Value	Proceeds, Net of Issuance Costs	Issue Price per Share
Series Seed	4,987,477	4,987,477	$—	$—	$0.0001
Series A	23,822,492	23,822,492	6,621	5,106	0.2780
Series A-1	5,742,012	5,742,012	753	740	0.1312
Series B	13,270,590	13,270,590	24,600	23,429	1.8538
Series B-1	9,807,952	9,807,952	20,000	14,965	2.0392
Series B-2	13,464,939	13,464,939	51,371	49,911	3.8152
Series C	14,850,340	14,760,594	113,072	92,590	7.6604
Series D	10,051,872	7,472,062	52,035	51,900	6.9639
Total	95,997,674	93,328,118	$268,452	$238,641

Transactions Related to Convertible Preferred Stock

From March to July 2020, a group of investors purchased 7,472,062 shares of Hims Series D redeemable convertible preferred stock and the Company received $51.9 million in net proceeds.

In connection with the Merger, all series of Hims redeemable convertible preferred stock were converted into Hims' Class A common stock on a one-for-one basis and then converted to the Company's Class A common stock at an exchange ratio of 0.4530.

Warrants for Redeemable Convertible Preferred Stock

In February 2020, in accordance with the terms outlined in March 2019, the Company issued 1,341,865 Hims Series C convertible preferred stock warrants based on 2019 revenue. The fair market value of the Hims Series C convertible preferred stock warrants was estimated using the BSM option-pricing model, and at the issuance date, fair value of the liability was $10.0 million. The original liability was recorded as an issuance cost for the Hims Series C preferred stock, reducing the value of the Hims Series C proceeds within mezzanine equity on the consolidated balance sheets. Subsequent adjustments to the fair value of the Hims Series C convertible preferred stock warrants were recorded within other income (expense), net on the consolidated statements of operations and comprehensive loss.

The holders of the Hims Series C convertible preferred stock exercised all their warrants and purchased 1,341,865 shares of Hims Series C convertible preferred stock from the Company in 2020 resulting in settlement of the Hims Series C convertible preferred stock warrant liability. The Company received less than $0.1 million in net proceeds. Upon exercise, the warrant liability at an estimated fair market value of $11.3 million was reclassified into convertible preferred stock on the consolidated balance sheet.

In November 2019, the Company issued 89,747 Hims Series C preferred stock warrants to TPC in connection with the 2019 Capital Agreement. The fair value of the warrants was considered debt issuance cost and recorded within prepaid and other current assets on the consolidated balance sheet. On March 12, 2020, the Company sold Hims Series D redeemable convertible preferred stock at an issuance price of $6.96, which triggered an adjustment to the TPC warrant terms per the original agreement, resulting in conversion of the previously issued 89,747 Hims Series C preferred stock warrants into 98,723 Hims Series D preferred stock warrants. Refer to Note 10 – Borrowing Arrangements for further discussion. Subsequent to the Merger, the Hims Series D preferred stock warrants were converted to Class A common stock warrants. As a result, the Hims Series D preferred stock warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.
14. Common Stock

Prior to the Merger, the Company had two classes of authorized common stock, Hims Class A common stock and Hims Class F common stock. Shares issued on early exercise are not considered outstanding for accounting purposes because the employees holding these awards are not entitled to the rewards of stock ownership.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The rights of the holders of Hims Class A and Hims Class F common stock were identical, except with respect to (i) electing members of the Board of Directors and (ii) voting rights. The outstanding shares of Hims Class A and Hims Class F common stock presented on the consolidated balance sheet and on the consolidated statement of mezzanine equity and stockholders' equity (deficit) for the year ended December 31, 2020 were legally outstanding shares, including shares issued in exchange for related-party promissory notes.

During 2020, the Company repurchased 85,594 of unvested shares of Hims Class A common stock for a cash payment of less than $0.1 million, which resulted in a reduction of deposit liability from the early exercise of stock options. In addition, in May 2020, an executive officer departed the Company, which resulted in the repurchase of 509,602 unvested shares of Hims Class A common stock in exchange for the cancellation of the principal payable of $0.9 million under an associated promissory note.

Pre-Closing Stock Repurchase

On January 20, 2021, the Company repurchased from its stockholders and cancelled 2,207,580 shares of Hims Class A common stock, including certain stockholders who exercised outstanding stock options, for aggregate payment of $22.0 million. Included within the shares repurchased was 183,548 shares of Hims Class A common stock from the net exercise of stock options as part of the pre-closing stock repurchase for $1.8 million. The repurchase was recognized as a reduction of additional paid-in capital and redeemable convertible preferred stock.

Merger Transaction

Immediately prior to the Merger, each outstanding share of Hims' Class F common stock and preferred stock converted into Hims Class A common stock at the then-effective conversion rate. As a result of the Merger, each outstanding share of the Hims capital stock was converted into the right to receive newly issued shares of the Company's Class A common stock and certain other securities, other than the shares of Hims Class V common stock issued to its CEO immediately prior to the Closing, which were converted into the right to receive newly issued shares of the Company's Class V common stock and certain other securities.

On the Closing Date, each Hims stockholder received approximately 0.4530 shares of the Company's Class A common stock, par value $0.0001 per share, for each share of Hims Class A common stock, par value $0.000001 per share, that such stockholder owned (with the CEO receiving 0.4530 shares of the Company's Class V common stock, par value $0.0001 per share, for each share of Hims Class V common stock, par value $0.000001 per share, that the CEO owned). Each stockholder also received 0.0028 warrants exercisable for the Company's Class A common stock, for each share of Hims Class A or Class V common stock owned by such stockholder prior to the Merger and earn-out shares at an exchange ratio of 0.0443.

Settlement of Nonrecourse Related-Party Promissory Notes

In connection with the Merger, the obligations due under all nonrecourse related-party promissory notes were satisfied through the payment of $1.2 million and the forfeiture of 370,734 shares of the Company's Class A common stock.

PIPE Investment

Concurrently with the execution of the Merger Agreement, certain investors collectively subscribed for 7,500,000 shares of the Company's Class A common stock at $10.00 per share for aggregate gross proceeds of $75.0 million.

Class A Common Stock Warrants

As discussed above, Class A common stock warrants have been issued in connection with debt agreements (Note 10 – Borrowing Arrangements), vendor service agreements (Note 12 – Stock-Based Compensation), issuance of preferred stock (Note 13 – Redeemable Convertible Preferred Stock) and to all common stockholders and warrant holders as part of the Merger.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Prior to Merger

In July 2020, Hims Class A common stock warrants were exercised to purchase 143,452 shares of Hims Class A common stock at an exercise price of $0.06 per share. In November 2020, Hims Class A common stock warrants were exercised to purchase 425,146 and 37,244 shares of Hims Class A common stock at an exercise price of $0.06 and $1.75 per share, respectively. In December 2020, Class A common stock warrants were exercised to purchase 178,840 and 266,522 shares of Hims Class A common stock at an exercise price of $0.06 and $1.75 per share, respectively.

On January 4, 2021, holders of Hims Class A common stock vendor warrants exercised their warrants and purchased 380,746 shares of Hims Class A common stock at an exercise price of $1.75 per share.

Subsequent to Merger

As the accounting acquirer, Hims was deemed to assume 3,012,500 Class A common stock warrants that were held by Oaktree Acquisition Holdings, L.P. ("Sponsor") at an exercise price of $11.50 ("Private Placement Warrants") and 6,708,333 Class A common stock warrants held by OAC's shareholders at an exercise price of $11.50 ("Public Warrants") as well as 888,143 Class A common stock warrants that were granted to Hims' equity holders as part of the Merger. Subsequent to the Merger, the Private Placement Warrants, Public Warrants, and Parent Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets.

Each warrant held by Hims' stockholders that was unexercised at the time of the Merger was assumed by the Company and represents the right to receive (a) an equivalent warrant at an exchange ratio of 0.4530 (which was determined not to result in incremental expense); (b) the right to receive, upon exercise, earn-out shares that vest in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50 and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (c) the right to receive, upon exercise, an allocation of Parent Warrants. All of these instruments vest in accordance with the terms of the initial warrant in addition to any of the aforementioned requirements. The earn-out thresholds were all met in February 2021. The earn-out shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company's own shares and (ii) meet criteria for equity classification.

In February 2021, all of the outstanding 3,012,500 Private Placement Warrants were net exercised for 1,474,145 shares of Class A common stock.

As of March 31, 2021, the Company had the following warrants outstanding to purchase shares of Class A common stock (in thousands, except for share and per share amounts):

Warrant Type	Shares	Exercise Price	Issued	Expiration
Vendor	462,335	$1.75	September 23, 2019	September 23, 2026
Debt	98,723	6.96	March 12, 2020	November 26, 2026
Public	6,695,915	11.50	July 22, 2019	January 20, 2026
Parent	888,143	11.50	July 22, 2019	January 20, 2026

Public Warrants Terms

The Public Warrants became exercisable into shares of Class A common stock upon 30 days after the Closing Date. The Public Warrants will expire at the later of five years after the completion of a business combination or upon redemption or liquidation.

Commencing 90 days after the Public Warrants become exercisable, the Company may redeem all and only all of the Public Warrants:
•at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
on the redemption date at a price equal to the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants;
•if the last reported closing price of the Class A common stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;
•if there is an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given, or an exemption from registration is available.

In addition, the Company may redeem all and only all of the Public Warrants for cash:
•at a price of $0.01 per warrant;
•upon a minimum of 30 days' prior written notice of redemption; and
•if the last reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle.

15. Related-Party Transactions

Atomic Labs, LLC ("Atomic Labs") is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. During the initial years of operation, the Company utilized operational support from Atomic Labs, primarily consisting of providing office space, conducting back-office professional services, and administering operating expenses. Additionally, an affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For both the three months ended March 31, 2021 and 2020, the Company recorded a total of $0.8 million to Atomic Labs and its affiliated company for services performed and costs incurred on behalf of the Company. There was no accounts payable balance owed to Atomic Labs and its affiliated company as of March 31, 2021 or December 31, 2020.

In addition, for the three months ended March 31, 2021 and 2020, the Company recorded $0.1 million and less than $0.1 million for payments made to Vouched, a related-party company that provides identity verification services. These expenses were recognized as selling, general, and administrative expenses. There was $0.1 million and less than $0.1 million of payables owed to Vouched as of March 31, 2021 and December 31, 2020.

Nonrecourse Related-Party Promissory Notes

As of December 31, 2020, the Company had promissory notes from certain of the Company's executive officers, as well as a founding employee and an executive chairman. The promissory notes, which were issued to the Company by the related parties as consideration for the exercise of stock options, are considered nonrecourse notes for accounting purposes. The loans are secured by the shares of Hims Class A common stock held by the individuals. There were 16,345,627 shares of Hims Class A common stock securing the related-party promissory notes as of December 31, 2020. The related-party promissory notes bore interest between 2.21% and 3.02% per annum. The loans were due upon the earliest of (1) ten years from the debt issuance date, (2) a liquidation of the Company, or (3) six months following an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. Prepayment of principal and interest may be made at any time without penalty.

The nonrecourse related-party promissory notes are not given accounting effect until the notes are repaid in full as the underlying stock options are not considered exercised for accounting purposes. As of December 31, 2020, the total outstanding balance under these promissory notes was $7.2 million.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
In connection with the Merger, the obligations due under all nonrecourse related-party promissory notes were satisfied through the payment of $1.2 million and the forfeiture of 370,734 shares of Hims Class A common stock. The related-party promissory notes were settled within additional paid-in capital on the condensed consolidated balance sheet.

Redeemable Common Stock Transaction

On September 23, 2019, the Company's CEO and a member of its Board of Directors, sold 737,058 shares of Hims Class A common stock to third party purchasers at $6.11 per share for aggregate consideration of $4.5 million pursuant to Hims Class A Common Stock Purchase Agreements. Under the terms of the vendor service agreement with the third party, the purchasers were granted a put right entitling them to sell the shares to the Company at $6.11 per share for a period of six months. The put right expired on March 23, 2020 without the purchasers exercising their rights to sell the shares to the Company. The Company recorded stock-based compensation expense associated with the transaction of $3.0 million. Upon expiration of the redemption right, the Company reclassified the aggregate consideration of $4.5 million that was subject to redemption from mezzanine equity to stockholders' equity on the condensed consolidated balance sheet as of March 31, 2020.

16. Basic and Diluted Net Loss per Share

Prior to the Merger and prior to effecting the recapitalization, the Company had two classes of common stock: Hims Class A and Hims Class F common stock. The rights of the holders of Hims Class A and Hims Class F common stock were identical, including the liquidation and dividend rights, except with respect to electing members of the Board of Directors and voting rights. As the liquidation and dividend rights were identical, undistributed earnings and losses were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders was the same for both Hims Class A and Hims Class F common stock on an individual and combined basis.

Subsequent to the Merger, the Company continues to have two classes of common stock: Class A and Class V common stock. Similar to the previous structure, the rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three months ended March 31, 2021 or 2020. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable convertible preferred stock to share in losses, the Company's basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders for the three months ended March 31 (in thousands, except share and per share amounts):

	2021		2020
	Class A	Class V	Class A	Class F
Numerator:
Net loss attributable to common stockholders	$(49,185)	$(2,219)	$(4,823)	$(1,210)
Denominator:
Weighted average shares outstanding, basic and diluted	146,471,524	6,609,014	27,668,709	6,941,352
Basic and diluted net loss per share	$(0.34)	$(0.34)	$(0.17)	$(0.17)

Basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2021 and 2020, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. There were no redeemable shares during the three months ended March 31, 2021. During the three months ended March 31, 2020, weighted average Hims Class A common shares presented excludes 664,162 shares subject to redemption. These shares do not absorb losses.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share:

	Three Months Ended March 31,
	2021	2020
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	3,545,821	16,855,230
Common stock issued for early exercise of stock options	388,839	154,820
Redeemable convertible preferred stock	19,702,603	85,510,700
Stock options	16,361,955	6,969,701
RSUs	3,347,300	—
Warrants to purchase Class A common stock	7,733,346	1,895,345
Warrants to purchase redeemable convertible preferred stock	—	1,433,585

17. Income Tax

Our effective income tax rate was -0.2% and -0.6% for the three months ended March 31, 2021 and 2020. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company's deferred tax assets and state minimum taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Amendment No. 2 on Form 10-K/A for the year ended December 31, 2020 (our "2020 Annual Report"), including "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in ITEM 7 of Part II of our 2020 Annual Report, Amendment No. 1 to our Current Report on Form 8-K filed on March 22, 2021, including the audited consolidated financial statements of Hims as of December 31, 2020 and 2019 and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Hims, Inc." filed as Exhibits 99.1 and 99.2, respectively, and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under "Risk Factors" in ITEM 1A of Part I of this quarterly report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to "we," "us," "our," the "Company," and "Hims & Hers" refer to Hims & Hers Health, Inc., and references to "Hims" refer to Hims, Inc. and its subsidiaries.

Overview

Hims & Hers, formerly known as Oaktree Acquisition Corp. ("OAC"), is a direct-to-customer telehealth company incorporated in Delaware. Our mission is to make healthcare accessible, affordable, and convenient for everyone. Our proprietary websites, telehealth platform, electronic medical records system, pharmacy integration, and mobile accessibility combine to provide customers with a seamless, easy-to-use, mobile-first experience. We are leading the transformation in healthcare by becoming the digital front door for healthcare consumers.

We believe the future of healthcare will be driven by consumer brands that empower people and give them full control over their healthcare. We have endeavored to build a healthcare model that squarely focuses on the needs of the healthcare consumer. To further our mission, we offer a range of health and wellness products and services available for purchase directly by customers on the Company's websites and through wholesale partners.

Recent Developments

Merger Transaction

On January 20, 2021 (the "Closing Date"), OAC completed the acquisition of Hims, Inc. ("Hims") pursuant to the Agreement and Plan of Merger dated as of September 30, 2020 (the "Merger Agreement") by and among OAC, Hims, and Rx Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of OAC ("Merger Sub"). The Merger Agreement provided for, among other things, the combination of Hims and OAC pursuant to the merger of Merger Sub with and into Hims, with Hims continuing as the surviving entity and as a wholly-owned subsidiary of OAC (the "Merger").

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly owned subsidiaries as if Hims is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 shares of Company Class A common stock for 1 share of Hims Class A common stock).

Prior to the Merger, OAC ordinary shares and warrants were traded on the New York Stock Exchange ("NYSE") under the ticker symbols "OAC" and "OAC WS", respectively. On the Closing Date, the Company's Class A common stock and warrants began trading on the NYSE under the ticker symbols "HIMS" and "HIMS WS", respectively. One of the primary purposes of the Merger was to provide a platform for Hims to gain access to the U.S. capital markets.

Earn-Out Shares

Following the closing of the Merger, holders of Hims' common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 16,000,000 shares of Company Class A common stock (or equivalent equity award) that would vest (in part) in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50 and $20.00 for any 10 trading days within any 20-trading day period on or prior to the date that is five years following the Closing Date. These shares of restricted Class A common stock and equivalent equity awards would also vest in connection with an acquisition of the Company if the applicable thresholds were met in any sale (as defined in the Merger Agreement) but subject to the same five-year deadline. In February 2021, all earn-out thresholds were met. In the first quarter of 2021, earn-out awards related to option holders received final approval by the Board of Directors.

PIPE Investment

Concurrently with the execution of the Merger Agreement, OAC entered into subscription agreements on September 30, 2020 with certain investors (the "PIPE Investors") pursuant to which such investors collectively subscribed for 7,500,000 shares of the Company's Class A common stock at $10.00 per share for aggregate gross proceeds of $75.0 million (the "PIPE Investment"). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation. "Online Revenue" represents the sales of products and services on our platform, net of refunds, credits, chargebacks and includes revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America ("U.S. GAAP"), primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites, including for both the Hims and Hers brands. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products automatically delivered to them. Subscription billing is preferred by many of our customers because most of our products treat chronic conditions and these product offerings are most effective when taken consistently and continuously.

"Wholesale Revenue" represents non-prescription product sales to retailers through wholesale purchasing agreements. We sell only nonprescription products to wholesale partners. In addition to being revenue generative and profitable, wholesale partnerships have the added benefit of generating brand awareness with new customers in physical environments.

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business. The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, as well as two key metrics that drive Online Revenue (Net Orders and Average Order Value or "AOV", both defined below) for the three months ended March 31, 2021 and 2020, and the dollar and percentage change between such periods (dollars in thousands, except for AOV and Net Orders):

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(Unaudited)	(Unaudited)
Online Revenue	$50,680	$28,524	$22,156	78%
Wholesale Revenue	1,634	1,539	95	6%
Total revenue	$52,314	$30,063	$22,251	74%

Net Orders	687	546	141	26%
AOV	$74	$52	$22	42%

"Net Orders" are defined as the number of online customer orders minus transactions related to refunds, credits, chargebacks and other negative adjustments. Net Orders represent transactions made on our platform during a defined period of time and exclude revenue recognition adjustments recorded pursuant to U.S. GAAP. AOV is defined as Online Revenue divided by Net Orders.

We generated $50.7 million in Online Revenue for the three months ended March 31, 2021, an increase of 78% as compared to $28.5 million for the three months ended March 31, 2020. Growth in Online Revenue was driven by growth in AOV and Net Orders. For the three months ended March 31, 2021, AOV was $74, an increase of 42% compared to $52 for the three months ended March 31, 2020. AOV has grown on a period-over-period basis for nine consecutive fiscal quarters. AOV growth for the three months ended March 31, 2021 was driven by an increase of Net Orders along with higher price points from larger product bundles and multi-month subscriptions (which allow customers to receive two to twelve months of product in one order). For the three months ended March 31, 2021, we generated approximately 687,000 Net Orders, an increase of 26% as compared to approximately 546,000 Net Orders for the three months ended March 31, 2020. Growth in Net Orders was primarily driven by growth in subscriptions (i.e., number of customer agreements where the customer has agreed to be automatically billed on a recurring basis at a defined cadence), which grew to approximately 391,000 as of March 31, 2021. This was an increase of 79% as compared to approximately 218,000 subscriptions as of March 31, 2020. Growth in subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers, and increased new customer acquisition.

We generated $1.6 million in Wholesale Revenue for the three months ended March 31, 2021, an increase of 6% as compared to $1.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2020 we began selling to a large new retailer, who continues to be a wholesale partner today. We have not signed any new meaningful wholesale agreements in the last 12 months.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New Customer Acquisition

Our ability to attract new customers is a key factor for our future growth. To date we have successfully acquired new customers through marketing and the development of our brands. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers.

Retention of Customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products through subscription-based plans, where customers are billed and sent products on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past customer behavior stays consistent in the future. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted. The ability of our customers to continue to pay for our products and services will impact the future results of our operations.

Investments in Growth

We expect to continue to focus on long-term growth through investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of products and services offered on our websites. This includes near term investments in the ability to accept insurance on our platform and the development of native mobile phone applications. We expect to make significant investments in marketing to acquire new customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities, including by opening our own affiliated pharmacy dedicated to our operations. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into New Categories

We expect to expand into new categories with our offerings. Category expansion allows us to increase the number of customers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. GAAP, we present Adjusted EBITDA (as defined below), a non-GAAP financial measure. We use Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken together with the corresponding U.S. GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review Adjusted EBITDA and the reconciliation of Adjusted EBITDA to net loss, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. "Adjusted EBITDA" is defined as net loss before depreciation and amortization, provision for income taxes, interest income, interest expense, amortization of debt issuance costs, stock-based compensation, change in fair value of warrant liability, and one-time Merger bonuses and warrant expense.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net loss	$(51,404)	$(6,033)
Depreciation and amortization	394	180
Provision for income taxes	90	35
Interest income	(82)	(242)
Interest expense	—	10
Amortization of debt issuance costs	144	84
Stock-based compensation	34,230	1,404
Change in fair value of warrant liability	2,681	(71)
Merger bonuses	5,219	—
Warrant expense in connection with Merger	154	—
Adjusted EBITDA	$(8,574)	$(4,633)

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. We compensate for these limitations by providing specific information regarding the U.S. GAAP items excluded from Adjusted EBITDA. When evaluating our performance, you should consider Adjusted EBITDA in addition to, and not a substitute for, other financial performance measures, including our net loss and other U.S. GAAP results.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the 2019 novel coronavirus ("COVID-19") a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. We have taken measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work from home policy for our worldwide workforce; implementing additional safety policies and procedures for employees working in our warehouse; suspending employee travel and in-person meetings; and actively managing our fulfillment operations and inventory levels. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

Our financial condition and results of operations to date have not been adversely impacted by the COVID-19 pandemic. However, it is possible that the COVID-19 pandemic, the measures taken by the federal, state, or local authorities and businesses affected, and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers, suppliers, and partners. We will continue to monitor the status of the COVID-19 pandemic and adjust our strategy accordingly.

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities in which it holds a controlling financial interest. The variable interest entities are: (i) professional corporations or other professional entities owned by licensed physicians that engage licensed medical professionals to provide consultation services ("Affiliated Medical Groups"); and (ii) XeCare, LLC ("XeCare"), which is a licensed mail order pharmacy providing prescription fulfillment services solely to our customers. We determined that the Company is the primary beneficiary of the Affiliated Medical Groups and XeCare for accounting purposes because it has the ability to direct the activities that most significantly affect these entities' economic performance and has the obligation to absorb the entities' losses. Under the variable interest entity model, the Company presents the results of operations and the financial position of the entities as part of the Company's consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises of online sales of health and wellness products through our websites, including prescription and nonprescription products. In contracts that contain prescription products, revenue also includes fees related to medical consultation services. Additionally, revenue is generated through wholesale arrangements.

For information on our significant accounting policies, see Note 2 to our accompanying unaudited condensed consolidated financial statements.

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products, where there is no expectation of future purchases from a customer, are considered to be SG&A (as defined below) and are excluded from cost of revenue.

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period, the mix of Online Revenue and Wholesale Revenue in a period, and our ability to sell our inventory. We expect our gross margin to increase over the long term, although gross margins may fluctuate from period to period depending on these and other factors.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition expenses. Customer acquisition expenses are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition expenses include advertising in digital media, social media, television, radio, out-of-home media and various other media outlets. Marketing expenses also include overhead expenses, including salaries, benefits, taxes and stock-based compensation for personnel; agency, contractor and consulting expenses; content production, software and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. As a result, we expect our marketing expenses to increase in absolute dollars for the foreseeable future. However, we expect our marketing expenses to decrease as a percentage of revenue over the long term, although our marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses ("SG&A") include the salaries, benefits, taxes and stock-based compensation for personnel for our executive, engineering, finance, operations and other administrative functions. SG&A also includes general operating expenses for professional services, third-party software and hosting, facilities, warehousing and fulfillment, customer service, payment processing, and depreciation and amortization. We expect SG&A to increase for the foreseeable future as we increase headcount with the growth of our business. We also expect SG&A to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"); and an increase in legal, audit, insurance, investor relations, professional services and other administrative expenses. However, we anticipate SG&A to decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Interest expense

Interest expense primarily included expense related to our past borrowing arrangements with a leading financial institution, which have been paid in full.

Other (expense) income, net

Other (expense) income, net primarily consists of change in fair value of warrant liabilities. Other income primarily consists of interest income from investments and our cash and cash equivalents. Other expense includes non-operating expenses and one-time charges classified outside of operating expenses.

Provision for income taxes

The income tax provision is primarily due to state taxes. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for three months ended March 31, 2021 and 2020

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 and 2020, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(Unaudited)	(Unaudited)
Revenue	$52,314	$30,063	$22,251	74%
Cost of revenue	12,067	9,444	2,623	28%
Gross profit	40,247	20,619	19,628	95%
Operating expenses:(1)
Marketing	26,958	12,773	14,185	111%
Selling, general, and administrative	61,698	14,064	47,634	339%
Total operating expenses	88,656	26,837	61,819	230%
Loss from operations	(48,409)	(6,218)	(42,191)	679%
Other income (expense):
Interest expense	—	(10)	10	(100)%
Other (expense) income, net	(2,905)	230	(3,135)	(1363)%
Loss before provision for income taxes	(51,314)	(5,998)	(45,316)	756%
Provision for income taxes	(90)	(35)	(55)	157%
Net loss	$(51,404)	$(6,033)	$(45,371)	752%

______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Marketing	$1,846	$291
Selling, general, and administrative	32,384	1,113
Total stock-based compensation expense	$34,230	$1,404

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	100%	100%
Cost of revenue	23%	31%
Gross profit	77%	69%
Operating expenses:
Marketing	52%	42%
Selling, general, and administrative	118%	47%
Total operating expenses	170%	89%
Loss from operations	(93)%	(20)%
Other income (expense):
Interest expense	—%	—%
Other (expense) income, net	(6)%	1%
Loss before provision for income taxes	(99)%	(19)%
Provision for income taxes	—%	—%
Net loss	(99)%	(19)%

Revenue

Revenue was $52.3 million for the three months ended March 31, 2021, compared to $30.1 million for three months ended March 31, 2020, representing an increase of $22.3 million, or 74% primarily attributable to an increase in Online Revenue. Online Revenue was $50.7 million for the three months ended March 31, 2021, compared to $28.5 million for three months ended March 31, 2020, representing an increase of $22.2 million, or 78%. Growth in Online Revenue was driven by growth in AOV and Net Orders. For the three months ended March 31, 2021, AOV was $74, an increase of 42% compared to $52 for the three months ended March 31, 2020. AOV has grown on a period-over-period basis for nine consecutive fiscal quarters. AOV growth for the three months ended March 31, 2021 was driven by an increase of Net Orders along with higher price points from larger product bundles and multi-month subscriptions. For the three months ended March 31, 2021, we generated approximately 687,000 Net Orders, an increase of 26% as compared to approximately 546,000 Net Orders for the three months ended March 31, 2020. Growth in Net Orders was primarily driven by growth in subscription, which grew to approximately 391,000 as of March 31, 2021. This was an increase of 79% as compared to approximately 218,000 subscriptions as of March 31, 2020. Growth in subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers, and increased new customer acquisition.

Cost of revenue and gross profit

Cost of revenue was $12.1 million for three months ended March 31, 2021, compared to $9.4 million for three months ended March 31, 2020, representing an increase of $2.6 million, or 28%. Gross profit was $40.2 million for the three months ended March 31, 2021, compared to $20.6 million for the three months ended March 31, 2020, representing an increase of $19.6 million, or 95%. Correspondingly, gross margin was 77% for the three months ended March 31, 2021, compared to 69% for the three months ended March 31, 2020.

The increase in cost of revenue for the three months ended March 31, 2021 consisted of increased product and packaging costs of approximately 42%, increased costs associated with medical consultation services of 11%, and increased shipping costs of 23% compared to the three months ended March 31, 2020. The increase in gross margin for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily the result of a proportionately lower increase in cost of revenue than the increase in revenue.

Marketing expenses

Marketing expenses were $27.0 million for the three months ended March 31, 2021, compared to $12.8 million for the three months ended March 31, 2020, representing an increase of $14.2 million or 111%. The most significant component of marketing expenses is customer acquisition costs which increased to $20.3 million in the three months ended March 31, 2021, compared to $8.8 million for the three months ended March 31, 2020, an increase of 131%. The increase in customer acquisition costs was a result of management's decision to increase investment in display and search marketing as it identified opportunities to drive new customer growth.

Selling, general and administrative expenses

SG&A expenses were $61.7 million for the three months ended March 31, 2021, compared to $14.1 million for the three months ended March 31, 2020, representing an increase of $47.6 million or 339%. The increase in SG&A was primarily driven by an increase in stock-based compensation expense to $32.4 million for the three months ended March 31, 2021, from $1.1 million for the three months ended March 31, 2020 which represents an increase of $31.3 million. The increase in stock-based compensation was a result of expenses related to the earn-out consideration issued as part of the Merger as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units ("RSUs"), which were both contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the three months ended March 31, 2021, we also incurred $5.1 million of bonus expense almost entirely as a result of the transaction bonus described in our SEC filings related to the Merger. Excluding stock-based compensation and Merger bonuses, employee compensation expense (comprised of salaries and wages, benefits, taxes and performance bonuses) was $7.8 million for the three months ended March 31, 2021, compared to $4.1 million for the three months ended March 31, 2020, representing an increase of $3.7 million.

Additionally, the increase in SG&A was due to $3.8 million increase from professional services costs and $1.5 million increase in higher director and officer insurance liability premiums as a result of becoming a public entity, a $1.3 million increase in order fulfillment and processing costs, and a $1.1 million increase in depreciation and amortization and software and hosting costs as a result of overall increased business activity from Company growth.

Interest expense

We had no interest expense for three months ended March 31, 2021 and had less than $0.1 million for the three months ended March 31, 2020. The decrease in the interest expense was attributable to the repayment of all outstanding debt in the second quarter of 2020.

Other (expense) income, net

Other expense, net, was $2.9 million for the three months ended March 31, 2021, compared to other income, net, of $0.2 million for the three months ended March 31, 2020, representing a change of $3.1 million. The change to other expense, net for the three months ended March 31, 2021 from other income, net for the three months ended March 31, 2020 was driven primarily by the change in fair value of the warrant liability in each period. Additionally, for the three months ended March 31, 2021, we incurred a one-time $0.2 million warrant expense in connection with the Merger.

Provision for income taxes

Provision for income taxes was less than $0.1 million for each of the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

Since inception through the Merger, we have financed our operations primarily from the sales of redeemable convertible preferred stock. We received gross proceeds of $197.7 million from the Merger and $75.0 million from private investors. As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents in the amount of $88.2 million, which were primarily invested in money market funds; and investments in the amount of $235.1 million, which were primarily invested in corporate, government and asset backed bonds.

We have historically incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. We believe our existing cash resources and funds raised from the closing of the Merger in January 2021 are sufficient to support planned operations for the next 12 months. As a result, management believes that its current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(15,948)	$(5,191)
Net cash (used in)/provided by investing activities	(163,324)	7,233
Net cash provided by financing activities	239,945	30,335

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes marketing expenses and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $15.9 million for the three months ended March 31, 2021. The most significant component of our cash used was a net loss of $51.4 million. This included non-cash expense related to stock-based compensation of $34.2 million, change in fair value of our warrants totaling $2.7 million, depreciation and amortization totaling $0.4 million, and non-cash other loss of $0.5 million. In addition, a cash outflow totaling $2.6 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in prepaid expenses and other current assets of $7.1 million, an increase in inventory of $1.0 million, and a decrease in deferred revenue of $0.6 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $6.2 million.

Net cash used in operating activities was $5.2 million for the three months ended March 31, 2020. The most significant component of our cash used was a net loss of $6.0 million. This included non-cash expense related to stock-based compensation of $1.4 million, and depreciation and amortization totaling $0.2 million. In addition, a cash outflow totaling $0.7 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $2.0 million, and an increase in prepaid expenses and other current assets of $0.5 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $0.9 million, a decrease in other long-term assets of $0.7 million, and an increase in deferred revenue of $0.1 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, investment in website development and internal-use software, as well as purchase of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2021 was $163.3 million, which was primarily due to net investment cash outflows of $162.5 million, as well as investment in website development and internal-use software of $0.7 million, and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities for the three months ended March 31, 2020 was $7.2 million, which was primarily due to net investment cash inflows of $8.0 million. This inflow was partially offset by investment in website development and internal-use software of $0.5 million, and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $239.9 million, which was primarily due to the proceeds from the issuance of Class A common stock as a result of the Merger of $197.7 million, proceeds from the PIPE Investment of $75.0 million, proceeds received from employee repayment of promissory notes of $1.2 million, and proceeds from the exercise of warrants and stock options of $0.9 million. This cash inflow was partially offset by payments for transaction costs of $12.8 million and payments related to pre-closing stock repurchases of $22.0 million.

Net cash provided by financing activities for the three months ended March 31, 2020 was $30.3 million, which was primarily due to the net proceeds from the issuance of convertible preferred stock of $31.5 million. This cash inflow was partially offset by repayments of principal on term loan of $1.2 million.

Indebtedness

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank ("SVB"), upon Hims' request, SVB would issue letters of credit (the "Letters of Credit") in an aggregate amount not to exceed $2.0 million. This amount is reduced by the amount otherwise available with respect to the cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services identified in SVB's various agreements. On September 30, 2020, Hims entered into the First Loan Modification Agreement ("Loan Modification Agreement") and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of March 31, 2021, SVB issued on the Company's behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within restricted cash, noncurrent on the consolidated condensed balance sheet.

There is a business credit card as part of the cash management services offered by SVB with an initial limit of $2.0 million which is reduced by the amount utilized for any issuances of Letters of Credit. This amount was increased to $3.5 million by the Loan Modification Agreement. To continue to use the credit card, SVB required $0.2 million to be maintained in a collateralized money market account and this was reflected within restricted cash on the consolidated balance sheet as of December 31, 2020.

In January 2021, the Company terminated the Second Amended and Restated Loan Agreement with SVB resulting in the release of restricted cash of $0.2 million under the arrangement. The outstanding letter of credit for the warehouse was not included as part of this termination. In addition, the Company continues to use SVB's cash management services and increased its credit card limit to $5.0 million in January 2021.

TriplePoint Venture Growth

On November 27, 2019, Hims entered into a Plain English Capital Growth and Security Agreement (the "2019 Capital Agreement") with TriplePoint Venture Growth ("TPC") consisting of a term loan in the aggregate principal amount of up to $50.0 million, with $25.0 million being available immediately through December 31, 2020 (the "Part 1 Commitment Amount"), and an additional $25.0 million becoming available upon utilization of the Part 1 Commitment Amount through December 31, 2020. As of December 31, 2020, the Company had not drawn down from this term loan and the facility expired.

Contractual Obligations and Commitments

Total rent expense for the three months ended March 31, 2021 and 2020, was $0.4 million and $0.7 million.

In January 2020, the Company entered into a 63-month noncancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years.

Future minimum lease commitments subsequent to March 31, 2021 are as follows (in thousands):

2021	$1,146
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$7,055

As of March 31, 2021, the Company had contractual obligations to make $1.0 million in purchases related to cloud-based software contracts used in operations. These obligations are associated with multi-year agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the services. Obligations under contracts that we can cancel without a significant penalty or agreements with a term of one year or less are not considered.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report for the year ended December 31, 2020. There have been no material changes to the critical accounting policies and estimates in 2021 as outlined in our 2020 Annual Report.
Emerging Growth Company Status

We are an emerging growth company ("EGC"), as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable the Company to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements for the three months ended March 31, 2021 may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of the Merger, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a "large accelerated filer" under the rules of the SEC with at least

$700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of March 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

As previously disclosed in Part I, ITEM 9A of our 2020 Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness. The material weakness related to not having adequate controls over accounting for complex transactions and, in particular, related to errors in the accounting for warrants issued in connection with OAC's initial public offering and recorded in its pre-merger, historical consolidated financial statements through December 31, 2020. In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. As previously disclosed, our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, we completed the Merger and the internal controls of Hims became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Merger, including the enhancement of our internal and external technical accounting resources.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business and ownership of our Class A common stock is set forth below. You should carefully consider the risks described below, as well as the other information in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See "Cautionary Note Regarding Forward-Looking Statements."

Summary of Principal Risk Factors

•Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.
•Our quarterly results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.
•We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and if we fail to maintain effective internal control over financial reporting, the market price of our Class A common stock may be adversely affected.
•If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers and the number and types of conditions capable of being treated through our platform, our business, financial condition and results of operations may be materially and adversely affected.
•If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.
•We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively.
•Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.
•If we are unable to attract and retain high quality healthcare providers for our customers, our business, financial condition and results of operations may be materially and adversely affected.
•The COVID-19 pandemic has increased interest in and customer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.

•Our pharmacy business launched during the fiscal quarter ending March 31, 2021 subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations.
•Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.
•If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition and results of operations could be adversely affected, and we may be required to restructure our operations.
•Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.
•Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•Our dual class common stock structure will have the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Andrew Dudum, which will limit an investor's ability to influence the outcome of important transactions, including a change in control.
•The price of our Class A common stock and warrants may be volatile.
•A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Risks Related to Hims & Hers' Business

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as "providers"), to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, operating a licensed pharmacy, competition from other companies, whether online healthcare providers or traditional healthcare providers, hiring, integrating, training and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may not be successful in our women's health and wellness initiatives.

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

We provide customers with access to non-prescription products, telehealth-based medical consultations with providers, and applicable pharmaceutical products prescribed by the providers for specific medical conditions. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations and prescription and non-prescription medication for additional conditions. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers' evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor's products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

Changes to social networking, advertising platforms' or mobile device or other operating systems' terms of use; terms of service or traffic algorithms that limit promotional communications, impose restrictions that would limit our ability or our customers'

ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails and text messages could also cause reputational damage and adversely affect our business.

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

We first launched our services in 2017. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. We derive a substantial majority of our revenue from customers' subscription-based purchases of prescription products made available through our platform. We expect to expand the conditions for which customers can seek treatment from providers through our platform, including fulfillment of prescription medication and, as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

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

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise:
•perceived risks associated with the use of our platform, telehealth or similar technologies generally, including those related to privacy and customer data;
•our inability to expand into new conditions and to attract providers qualified to treat those conditions;
•regulatory developments that affect our business, including in healthcare, data privacy and security, and consumer protection;
•competitors offering telehealth options or technologies for customers and the rate of acceptable of those solutions as compared to our platform;
•perceived difficulty or complexity of obtaining a medical consultation or prescription on our platform; and
•negative reviews of providers treating our customers.

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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of our affiliated pharmacy, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions that we could not similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

Our ability to compete effectively depends on our ability to distinguish our company and our offerings from our competitors and their products, and includes factors such as:
•accessibility, ease of use and convenience;
•price and affordability;
•personalization;
•brand recognition;
•long-term outcomes;
•breadth and efficacy of offerings;
•market penetration;
•marketing resources and effectiveness;
•partnerships and alliances;
•relationships with providers, suppliers and partners; and
•regulatory compliance recourses.

If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

We have experienced rapid growth in recent fiscal years and expect to continue to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service, or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our headcount and operations. The historical revenue of Hims & Hers grew from $26.7 million for the year ended December 31, 2018, to $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020. Our number of full-time employees has increased significantly over the last few years, from 41 employees as of December 31, 2018 to 181 employees as of December 31, 2020. During this period, we also established operations in the United Kingdom, launched our affiliated pharmacy, and significantly increased the size of our customer base.

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

We are dependent on our relationships with the Affiliated Medical Groups, which we do not own, to provide healthcare consultation services, and our business could be adversely affected if those relationships were disrupted.

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs or contracts with physicians. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services and providers, Other practices, such as professionals splitting their professional fees with a non-professional, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician.

Through our platform, our customers gain access to one or more licensed providers, including medical doctors, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These providers are employed by or contracted with Affiliated Medical Groups to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. We enter into certain contractual arrangements with the Affiliated Medical Groups and their physician owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine. If our arrangements are deemed to be inconsistent with any applicable government entity's interpretation of a law or regulation prohibiting the corporate practice of medicine or a fee-splitting law, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine and fee-splitting may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals' relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to attract and retain high quality healthcare providers for our customers, our business, financial condition, and results of operations may be materially and adversely affected.

Our success depends on our continued ability to maintain customer access to a network of qualified healthcare providers, which includes medical doctors, physician assistants, nurse practitioners, and licensed behavioral health providers. If the Affiliated Medical Groups are unable to recruit and retain licensed physicians and other qualified providers to perform services on our platform, it could have a material adverse effect on our business and ability to grow and could adversely affect our results of operations. In any particular market, providers could demand higher payments from the Affiliated Medical Groups or take other actions that could result in higher medical costs, less attractive service for our customers, or difficulty meeting regulatory requirements. Our ability to develop and maintain satisfactory relationships with providers and the Affiliated Medical Groups also may be negatively impacted by other factors not associated with us, such as pressures on healthcare providers, consolidation activity among hospitals, physician groups, and other healthcare providers, changes in the patterns of delivery and payment for healthcare services, and any perceived liability risks associated with the use of telehealth. The failure to maintain or to secure new cost-effective arrangements with the Affiliated Medical Groups that engage the providers on our platform may result in a loss of, or inability to grow, our customer base, higher costs, less attractive service for our customers and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The activities and quality of healthcare providers treating our customers, including potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the providers, and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the providers, our partner pharmacies, or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, Affiliated Medical Groups, and/or providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, Affiliated Medical Groups, affiliated pharmacy, and/or providers from our operations. If our customers have negative experiences on our platform as a result of the activities or quality of providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

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

The Affiliated Medical Groups with which we have relationships typically engage providers that perform services through our platform as independent contractors. The Affiliated Medical Groups believe that the providers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform and are free to provide services on our competitors' platforms. Nevertheless, recent legislative and judicial activity have in some jurisdictions created more restrictive standards or enforcement uncertainty with respect to the classification of workers within certain industries. The Affiliated Medical Groups may not be successful in defending the independent contractor status of providers in some or all jurisdictions in which we and/or they operate. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of providers could be material to the Affiliated Medical Groups. Foreign, state, and local laws governing the definition or classification of independent contractors, or changes thereto, or judicial decisions regarding independent contractor classification, could require classification of providers as employees (or workers or quasi-employees where those statuses exist) of the Affiliated Medical Groups. If the Affiliated Medical Groups are required to classify providers as employees (or as workers or quasi-employees where applicable), it could result in significant additional expenses, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Further, any such reclassification could add significant complexity to our business model and could force us to have to modify or renegotiate our relationships with the Affiliated Medical Groups, which may not be possible on mutually agreeable terms, and could have an adverse effect on our business, financial condition, and results of operations.

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

We may, in the future, make acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating an acquired company, business, or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies, and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
•regulatory complexities of integrating or managing the combined operations or expanding into other industries or parts of the healthcare industry;
•assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights, or increase our risk for liabilities;
•failure to successfully further develop the acquired technology or realize our intended business strategy;
•uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;
•unanticipated costs associated with pursuing acquisitions;
•failure to find commercial success with the products or services of the acquired company;
•difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other solutions;
•failure to successfully onboard customers or maintain brand quality of acquired companies;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations;
•failure to generate the expected financial results related to an acquisition on a timely manner or at all; and
•potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value.

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

Expanding our business to attract customers, providers, and suppliers in countries other than the United States is an element of our long-term business strategy. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Doing business internationally involves a number of risks, including:
•uncertain legal and regulatory requirements applicable to telehealth and prescription medication;
•our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;
•multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•obtaining regulatory approvals or clearances where required for the sale of our offerings, products, devices, and services in various countries;
•requirements to maintain data and the processing of that data on servers located within the United States or in such countries;
•protecting and enforcing our intellectual property rights;
•logistics and regulations associated with prescribing medicine online and engaging with partner pharmacies to ship the prescribed medication;
•natural disasters, political and economic instability, including wars, terrorism, social or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, curtailment of trade, and other market restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the "FCPA"), and comparable laws and regulations in other countries.

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

Our ability to deliver our internet-based and mobile-application based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems or those of our service providers, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers, providers, partners, and suppliers. To operate without interruption, both we and our service providers must guard against:
•damage from fire, power loss, natural disasters, and other force majeure events outside our control;
•communications failures;
•software and hardware errors, failures, and crashes;
•security breaches, computer viruses, hacking, denial-of-service attacks, and similar disruptive problems; and
•other potential interruptions.

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

We currently host our platform, serve our customers and support our operations in the United States using Amazon Web Services ("AWS"), a provider of cloud infrastructure services, and through partner pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of partner pharmacies, AWS, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform's continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with providers who can diagnose, manage, and treat medical conditions, and pharmacies who can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and partner pharmacy closures could lead to claims of damages from our customers, providers, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

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

XeCare LLC ("XeCare"), our affiliated pharmacy dedicated to our operations, launched in Ohio during the fiscal quarter ended March 31, 2021, and is in the process of obtaining licensure in additional geographies. The operation of XeCare will subject us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the "FDA"), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state's board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the "USPS") has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand XeCare's capabilities or any failure or perceived failure by us or XeCare to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value, or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. Many of our employees may receive significant proceeds from sales of our equity in the public markets once the applicable lock-up restrictions expire, which may reduce their motivation to continue to work for us.

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

Even within the narrowed band of applicable healthcare laws and regulations, because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from participation in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Our ability to offer access to telehealth services internationally is subject to the applicable laws governing remote care and the practice of medicine in the applicable jurisdiction. Each country's interpretation and enforcement of these laws is evolving and could vary significantly. We cannot provide assurance that we have accurately interpreted each such law and regulation. Moreover, these laws and regulations may change significantly as this manner of providing services and products evolves. New or revised laws and regulations (or interpretations thereof) could have a material adverse effect on our business, financial condition, and results of operations.

If our business practices are found to violate federal or state anti-kickback, physician self-referral, or false claims laws, we may incur significant penalties and reputations damage that could adversely affect our business.

The healthcare industry is subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims, and other fraud and abuse issues. For example, the federal anti-kickback law (the "Anti-Kickback Law") prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. "Remuneration" is broadly defined under the Anti-Kickback Law to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.

The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal and civil penalties, imprisonment, and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private insurers.

In addition, the federal ban on physician self-referrals, commonly known as the "Stark Law," prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain "designated health services" if the physician or an immediate family member of the physician has any financial relationship with the entity. A "financial relationship" is created by an investment interest or a compensation arrangement. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties, and possible exclusion from the federal healthcare programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

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

The Affiliated Medical Groups and their providers' ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Laws and regulations governing the provision of telehealth services are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states' regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers' ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or "live") communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as "store-and-forward" telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Because this is a developing area of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups' or providers' activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, it could have a material adverse effect on our business, financial condition, and results of operations.

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

In the states in which we operate, we believe we are in material compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our business and services in such states in a manner that undermines our platform's attractiveness to customers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such states are overly burdensome, we may elect to terminate our operations in such states. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the "Health Care Reform Law," significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—and our business model may not be directly impacted by healthcare reform, healthcare reform will impact the healthcare industry in which we operate. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other state and local requirements and if we or our third-party suppliers fail to comply with federal, state, and local requirements, our ability to fulfill customers' orders through our platform could be impaired.

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

Certain of the products available through our platform require approval by the FDA and are subject to the limitations placed by FDA on the approved uses in the product prescribing information. Some of these products are prescribed by providers on the platform for "off-label" uses (i.e., for a use other than that specifically authorized by the FDA for the medication in question). While providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information ("PII"). We believe that, because of our operating processes, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act ("HIPAA"), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notwithstanding that we do not believe that we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

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

We also publish statements to our customers through our privacy policy that describe how we handle health information or other PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit customers' use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

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

For example, the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), was approved by California voters in November 2020, and significantly modifies the CCPA, requiring us to incur additional costs and expenses and modify certain of our privacy practices.

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

We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives, and agents from engaging in corruption and bribery. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws will increase as we expand internationally and as we commence sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management's attention, drop in stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.

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

We may in the future be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our future success depends in part on not infringing upon the intellectual property rights of others. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties' intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

Any intellectual property claim against us or parties indemnified by us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management's attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party's rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense, be infeasible, or make us less competitive in the market. Such disputes could also disrupt our business, which would adversely impact our customer satisfaction and ability to attract customers. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Additionally, we may be obligated to indemnify our customers in connection with litigation and to obtain licenses or refund subscription fees, which could further exhaust our resources. In the case of infringement or misappropriation caused by technology that we obtain from third parties, any indemnification or other contractual protections we obtain from such third parties, if any, may be insufficient to cover the liabilities we incur as a result of such infringement or misappropriation. Any of these results could harm our results of operations.

We may be subject to legal proceedings and litigation, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor, and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management's attention from our business.

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

On April 12, 2021, the Staff of the SEC issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies ("SPACs") (the "Staff Statement"). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC's balance sheet as opposed to equity. Following the issuance of the Staff Statement, our Board of Directors, after considering the recommendations of management and the audit committee, determined that it was appropriate to restate our previously filed financial statements for the Non-Reliance Periods. See "—Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock." As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, such restatement, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this quarterly report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We face the risk of product liability claims and may not be able to maintain or obtain insurance.

Our business involves third-party medical providers performing medical consultations and, if warranted, prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals by our affiliated pharmacy. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

Hims & Hers has incurred net losses on an annual basis since its inception. Hims & Hers incurred net losses of $75.2 million, $72.1 million, and $18.1 million in the years ended December 31, 2018, 2019, and 2020, respectively. Hims & Hers had an accumulated deficit of $171.3 million as of December 31, 2020. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, growing the capabilities of our affiliated pharmacy and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers' experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Hims & Hers' historical cash flows from operations were negative for the years ended December 31, 2018, 2019, and 2020. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

Our results of operations have in the past, and could in the future, vary significantly from quarter-to-quarter and year-to-year and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our results of operations and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:
•new developments on our platform or in our product offerings;
•our ability to attract and retain providers to our platform;
•changes in our pricing policies and those of our competitors;
•our ability to execute our plans to add treatment options and provider expertise for additional medical conditions;
•long-term treatment outcomes of customers on our platform;
•medical, technological, or other innovations in our industry or in connection with specific products that we make available on our platform;
•our ability to maintain relationships with customers, partners, and suppliers;
•our ability to retain key members of our executive leadership team;
•successful expansion of licensure and capabilities of our affiliated pharmacy;
•breaches of security or privacy;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•costs related to litigation, investigations, regulatory enforcement actions, or settlements;
•changes in the legislative or regulatory environment, including with respect to practice of medicine, telehealth, privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;
•our ability to make accurate accounting estimates and appropriately recognize revenue for our platform and offerings for which there are no relevant comparable products;
•instability in the financial markets;
•global economic conditions;
•the duration and extent of the COVID-19 pandemic; and
•political, economic, and social instability, including terrorist activities, and any disruption these events may cause to the global economy.

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

We are subject to the reporting requirements of the Exchange Act, the listing standards of NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management's attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, valuation of warrant liability, fair value of stock-based compensation, and consolidation of variable interest entities. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

Our Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock.

Under U.S. GAAP, we are required to evaluate the Warrants to determine whether they should be accounted for as a warrant liability or as equity. We have concluded that the Warrants contain provisions requiring liability classification. Therefore, as described in our financial statements included in Part I, ITEM 2, of this quarterly report on Form 10-Q, we are accounting for the Warrants as a warrant liability and are recording that liability at fair value. We record any changes in fair value in earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock and may cause fluctuations in our results of operations based on factors that are outside of our control.

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and the market price of our Class A common stock.

We identified a material weakness in our internal control over financial reporting as of December 31, 2020, the disclosure of which may have an adverse impact on the price of our Class A common stock (please refer to Part I, ITEM 4 of this quarterly report on Form 10-Q for further discussion). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness led to incorrect presentation of our Warrants in prior periods, which has resulted in the restatement of (i) the Company's audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 and (ii) the condensed consolidated unaudited financial statements included in the Company's quarterly reports on Form 10-Q for (a) the three months ended March 31, 2020, (b) the three and six months ended June 30, 2020, and (c) the three and nine months ended

September 30, 2020, the three months ended September 30, 2019 and the period from April 9, 2019 (inception) through September 30, 2019. See Note 9 of the Notes to the consolidated financial statements included herein for additional information.

Although no material misstatement of Hims' historical financial statements was identified, we were required to restate the consolidated financial statements of the Company. We have taken, and intend to continue to take, certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future. Additionally, significant costs and resources may be needed to remediate any material weakness (including the material weakness identified) or any internal control deficiencies that may arise in the future.

If we cannot produce reliable and timely financial reports, investors may lose confidence in our financial reporting and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Moreover, if we are unable to remediate, evaluate, and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting. Any actual or perceived weaknesses or deficiencies that need to be addressed in our internal control over financial reporting, or disclosure of management's assessment of our internal control over financial reporting, could have an adverse impact on our business and the market price of our Class A common stock.

We may not be able to timely and effectively implement controls and procedures required by Section 404(a) and/or 404(b) of the Sarbanes-Oxley Act.

We are required to provide management's attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company. If our Class A common stock held by non-affiliates exceeds $700 million as of June 30 in the upcoming five years, we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations.

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

Risks Related to Ownership of our Securities

Our dual class common stock structure will have the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Andrew Dudum, which will limit an investor's ability to influence the outcome of important transactions, including a change in control.

Shares of our Class V common stock have 175 votes per share, while shares of our Class A common stock have one vote per share. Mr. Dudum, our Chief Executive Officer, Co-Founder and a member of our Board of Directors, including his affiliates and permitted transferees, hold all of the issued and outstanding shares of Class V common stock. Accordingly, Mr. Dudum holds, directly or indirectly, approximately 90% of the outstanding voting power and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Dudum may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of shares of Class A common stock.

We cannot predict the impact our dual class structure will have on the price of our Class A common stock.

We cannot predict whether our dual class common stock structure will result in a lower or more volatile market price of Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities "with unequal voting structures" in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our Class A common stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

As a "controlled company" within the meaning of NYSE listing standards, we qualify for exemptions from certain corporate governance requirements. We have the opportunity to elect any of the exemptions afforded a controlled company.

Because Mr. Dudum controls more than a majority of the total voting power following the consummation of the Merger, we are a "controlled company" within the meaning of NYSE listing standards. Under NYSE Listing Rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a "controlled company" and may elect not to comply with the following NYSE rules regarding corporate governance:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement to have a nominating and corporate governance committee composed entirely of independent directors and a written charter addressing the committee's purpose and responsibilities;
•the requirement to have a compensation committee composed entirely of independent directors and a written charter addressing the committee's purpose and responsibilities; and
•the requirement of an annual performance evaluation of the nominating, corporate governance and compensation committees.

Currently, eight of our nine directors have been determined by our Board of Directors to be independent. We also have an independent compensation committee in addition to an independent audit committee. We do not have a nominating committee. The typical functions of this committee are addressed by our full Board of Directors. For as long as the "controlled company" exemption is available, our Board of Directors in the future may not consist of a majority of independent directors and may not have an independent nominating committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation, bylaws and the Delaware General Corporation Law (the "DGCL") contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and/or bylaws include provisions regarding:
•Class V common stock that is entitled to 175 votes per share;
•the ability of our stockholders to take action by written consent in lieu of a meeting for so long as Mr. Dudum and his affiliates and permitted transferees beneficially own a majority of the voting power of the then-outstanding shares of our capital stock;
•the ability of our Board of Directors to issue shares of preferred stock, including "blank check" preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the requirement that a special meeting of stockholders may be called only by a majority of the entire Board of Directors, the chairperson of the Board of Directors or the Chief Executive Officer which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings;
•the ability of our Board of Directors to amend the bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders' meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board of Directors or management.

In addition, our certificate of incorporation includes a provision substantially similar to Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time.

Our certificate of incorporation designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us governed by the internal affairs doctrine. The forgoing provisions will not apply to any claims arising under the Securities Act of 1933, as amended (the "Securities Act"), and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. Notwithstanding the foregoing, the provisions of Article XII of our certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

These choice of forum provisions in our certificate of incorporation may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies' charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a "foreign action") in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an "enforcement action"), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder's counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder's ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board of Directors.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we have chosen to take advantage of certain exemptions from disclosure requirements available to "emerging growth companies" or "smaller reporting companies," which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an "emerging growth company" within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from OAC's initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The price of our Class A common stock and warrants may be volatile.

The price of our Class A common stock and warrants may fluctuate due to a variety of factors, including:
•changes in the industries in which we operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;

•actual or anticipated fluctuations in our quarterly or annual results of operation;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•changes in laws and regulations affecting its business;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;
•sales of shares of Class A common stock by the PIPE Investors;
•the recent restatement our of previously filed financial statements for the Non-Reliance Periods; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Class A common stock and warrants regardless of our operating performance.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock or warrants.

Immediately following the completion of the Merger, the former Hims stockholders owned approximately 83.5% of the total outstanding shares of Class A common stock and Class V common stock.

Although the Sponsor and the holders of more than 75% of the Class A common stock held by former Hims stockholders are subject to certain lock-up restrictions regarding the transfer of shares of Class A common stock, these shares may be sold after the expiration of the respective applicable lock-ups under the Sponsor Agreement, dated as of September 30, 2020, and the Amended and Restated Investors' Rights Agreement, dated September 30, 2020, respectively, along with certain other lock-up agreements signed by Hims stockholder that contain lock-up restrictions substantially similar to those in the Amended and Restated Investors' Rights Agreement. The PIPE Investors are not subject to lock-up restrictions. We have filed a resale shelf registration statement on Form S-1 (No. 333-252814) that relates to the offer and sale from time to time by the selling securityholders named in that prospectus of up to 174,516,077 shares of Class A common stock and up to 3,904,086 warrants. As restrictions on resale end and that prospectus is available for use, the market price of our Class A common stock or warrants could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Warrants are exercisable for our Class A common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Warrants to purchase an aggregate of 10,608,958 shares of our Class A common stock became exercisable in accordance with the terms of the warrant agreement governing those securities. These warrants became exercisable 30 days after the completion of the Merger, subject to certain registration and other requirements in the warrant agreement. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market price of our Class A common stock. However, there is no guarantee that the Public Warrants will be in the money at a given time prior to their expiration, and as such, the warrants may expire worthless. See "—The Public Warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment."

The Public Warrants may not be in the money at a given time, and they may expire worthless and the terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.

The Public Warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and OAC prior to the Merger. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Class A common stock.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, the market price and volume for shares of our Class A common stock could be adversely affected.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that will increase our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations will result in increased general and administrative expenses and a diversion of management time and attention.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on January 26, 2021 and as subsequently amended on March 22, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1†
Agreement and Plan of Merger dated as of September 30, 2020, by and among Oaktree Acquisition Corp., Rx Merger Sub, Inc. and Hims, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

3.1
Certificate of Incorporation of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

3.2	Bylaws of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

4.1
Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Oaktree Acquisition Corp.'s Registration Statement on Form S-1/A (Registration No. 333-232444), filed with the SEC on July 16, 2019).

4.2
Warrant Agreement, dated as of July 22, 2019, between Continental Stock Transfer & Trust Company and Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.1 to Oaktree Acquisition Corp.'s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on July 23, 2019).

4.3
Certificate of Corporate Domestication of Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.1
Registration Rights Agreement, dated as of January 20, 2021, by and among Hims & Hers Health, Inc. and Oaktree Acquisition Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.2+
Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.3+
Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.4+
Employment Agreement, dated as of January 14, 2021, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.5
Share Exchange Agreement, dated as of January 20, 2021, by and among Hims, Inc., Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Denotes management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 17, 2021.

Hims & Hers Health, Inc.

By:	/s/ Spencer Lee
Name: Spencer Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)