Form 10-Q
period 2021-06-30
Hims & Hers Health, Inc.
filed 2021-08-11
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 6, 2021, 194,854,739 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including, without limitation, statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management's current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this quarterly report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.

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
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,145	$27,344
Short-term investments	210,178	72,864
Inventory	6,590	3,543
Prepaid expenses and other current assets	12,429	5,404
Deferred transaction costs	—	3,929
Total current assets	336,342	113,084
Restricted cash	856	1,006
Other long-term assets	7,762	4,607
Goodwill	2,739	—
Total assets	$347,699	$118,697
Liabilities, mezzanine equity, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$15,564	$8,066
Accrued liabilities	10,761	4,984
Deferred revenue	1,019	1,272
Warrant liabilities	—	906
Total current liabilities	27,344	15,228
Warrant liabilities	25,406	—
Other long-term liabilities	1,895	381
Total liabilities	54,645	15,609
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable convertible preferred stock par value $0.0001, 275,000,000 and 95,997,674 shares authorized and nil and 93,328,118 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; liquidation preference of nil and $268,452 as of June 30, 2021 and December 31, 2020, respectively	—	249,962
Total mezzanine equity	—	249,962
Stockholders' equity (deficit):
Common stock – Class A shares, par value $0.0001, 2,750,000,000 and 166,696,759 shares authorized and 184,866,219 and 46,025,754 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of June 30, 2021; Class F shares, par value $0.0001, 6,941,352 shares authorized, issued, and outstanding as of December 31, 2020	19	—
Additional paid-in capital	524,924	24,429
Accumulated other comprehensive loss	(40)	(11)
Accumulated deficit	(231,849)	(171,292)
Total stockholders' equity (deficit)	293,054	(146,874)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$347,699	$118,697
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$60,692	$35,904	$113,006	$65,967
Cost of revenue	13,415	10,242	25,482	19,686
Gross profit	47,277	25,662	87,524	46,281
Operating expenses:
Marketing	27,944	11,800	54,902	24,573
Selling, general, and administrative	36,740	14,841	98,438	28,905
Total operating expenses	64,684	26,641	153,340	53,478
Loss from operations	(17,407)	(979)	(65,816)	(7,197)
Other income (expense):
Change in fair value of liabilities	7,963	(21)	5,282	50
Interest expense	—	—	—	(10)
Other income, net	325	56	101	215
Total other income	8,288	35	5,383	255
Loss before provision for income taxes	(9,119)	(944)	(60,433)	(6,942)
Provision for income taxes	(34)	(37)	(124)	(72)
Net loss	(9,153)	(981)	(60,557)	(7,014)
Other comprehensive income (loss)	32	24	(29)	(18)
Total comprehensive loss	$(9,121)	$(957)	$(60,586)	$(7,032)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.03)	$(0.35)	$(0.20)
Weighted average shares outstanding:
Basic and diluted	191,922,517	35,331,373	172,631,312	34,968,882
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity (Deficit) (Unaudited)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	206,031,290	$249,962	—	$—	116,930,602	$—	$24,429	$(11)	$(171,292)	$(146,874)
Recapitalization	(112,703,172)	—	—	—	(63,963,496)	5	(5)	—	—	—
Balance as of December 31, 2020	93,328,118	249,962	—	—	52,967,106	5	24,424	(11)	(171,292)	(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	—	—	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of preferred stock to common stock	(93,121,607)	(249,837)	—	—	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	—	—	1,867,292	—	21,678	—	—	21,678
Issuance of common stock upon Merger, net of transaction costs of $16.2 million	—	—	—	—	23,892,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	—	—	7,500,000	1	74,999	—	—	75,000
Issuance of earn-out shares to common stockholders	—	—	—	—	14,153,520	1	—	—	—	1
Exercise of vested stock options	—	—	—	—	37,887	—	80	—	—	80
Vesting of early exercised stock options	—	—	—	—	—	—	54	—	—	54
Warrant expense in connection with Merger	—	—	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	—	—	34,230	—	—	34,230
Other comprehensive loss	—	—	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	—	(51,404)	(51,404)
Balance as of March 31, 2021	—	—	—	—	191,351,403	18	515,216	(72)	(222,696)	292,466
Issuance of common stock for Merger transaction costs of $2.5 million	—	—	—	—	250,000	—	—	—	—	—
Issuance of common stock for acquisition of business	—	—	—	—	624,880	—	1,949	—	—	1,949
Exercise of Class A common stock warrants	—	—	—	—	88	—	1	—	—	1
Issuance of common stock upon vesting of RSUs, net of tax withholdings	—	—	—	—	725,740	1	(1,959)	—	—	(1,958)
Exercise of vested stock options	—	—	—	—	294,374	—	178	—	—	178
Vesting of early exercised stock options, net of cancelations	—	—	—	—	(2,643)	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	9,491	—	—	9,491
Other comprehensive income	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(9,153)	(9,153)
Balance as of June 30, 2021	—	$—	—	$—	193,243,842	$19	$524,924	$(40)	$(231,849)	$293,054

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	186,573,651	$186,741	1,627,132	$4,500	113,887,093	$—	$13,383	$2	$(153,178)	$(139,793)
Recapitalization	(102,059,460)	—	(890,074)	—	(62,298,481)	—	—	—	—	—
Balance as of December 31, 2019	84,514,191	186,741	737,058	4,500	51,588,612	—	13,383	2	(153,178)	(139,793)
Issuance of Series D convertible preferred stock, net of issuance costs of $0.1 million	4,537,700	31,511	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	226	—	—	—	—	—
Early exercise of unvested stock options	—	—	—	—	226	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	11	—	—	11
Forfeiture of unvested early exercised shares	—	—	—	—	(46,242)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,404	—	—	1,404
Expiration of the Class A common stock redemption right	—	—	(737,058)	(4,500)	737,058	—	4,500	—	—	4,500
Other comprehensive loss	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	(6,033)	(6,033)
Balance as of March 31, 2020	89,051,891	218,252	—	—	52,279,880	—	19,298	(40)	(159,211)	(139,953)
Issuance of Series D convertible preferred stock	868,768	6,028	—	—	—	—	—	—	—	—
Exercise of Series C convertible preferred stock warrants	583,632	3,852	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	15,043	—	27	—	—	27
Early-exercise of unvested stock options	—	—	—	—	10,438	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	—	—	9	—	—	9
Forfeiture of unvested early-exercised shares	—	—	—	—	(509,602)	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	1,925	—	—	1,925
Other comprehensive income	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	(981)	(981)
Balance as of June 30, 2020	90,504,291	$228,132	—	$—	51,795,759	$—	$21,259	$(16)	$(160,192)	$(138,949)
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(60,557)	$(7,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	899	392
Stock-based compensation	43,390	3,329
Change in fair value of liabilities	(5,282)	(50)
Warrant expense in connection with Merger	154	—
Amortization of debt issuance costs	144	167
Non-cash other	959	(19)
Changes in operating assets and liabilities:
Inventory	(3,047)	(2,004)
Prepaid expenses and other current assets	(4,635)	(950)
Other long-term assets	(58)	733
Accounts payable	7,353	(1,061)
Accrued liabilities	5,583	741
Deferred revenue	(253)	264
Other long-term liabilities	3	126
Net cash used in operating activities	(15,347)	(5,346)
Investing activities
Purchases of investments	(187,521)	(48,908)
Maturities of investments	48,421	34,090
Proceeds from sales of investments	1,215	9,800
Investment in website development and internal-use software	(1,833)	(1,050)
Purchases of property, equipment, and intangible assets	(122)	(801)
Acquisition of business, net of cash acquired	(748)	—
Net cash used in investing activities	(140,588)	(6,869)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	37,552
Pre-closing stock repurchase	(22,027)	—
Proceeds from issuance of common stock upon Merger	197,686	—
Proceeds from PIPE	75,000	—
Payments for transaction costs	(12,851)	—
Proceeds from repayment of promissory notes associated with vested and unvested shares	1,193	—
Proceeds from exercise of Class A common stock warrants	808	—
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	254	45
Repayments of principal on term loan	—	(1,515)
Payments for taxes related to net share settlement of equity awards	(4,458)	—
Net cash provided by financing activities	235,605	36,082
Foreign currency effect on cash and cash equivalents	(19)	(12)
Increase in cash, cash equivalents, and restricted cash	79,651	23,855
Cash, cash equivalents, and restricted cash at beginning of period*	28,350	22,797
Cash, cash equivalents, and restricted cash at end of period*	$108,001	$46,652
Supplemental disclosures of cash flow information
Cash paid for taxes	$227	$197
Cash paid for interest	—	10
Non-cash investing and financing activities
Expiration of Class A common stock redemption right	$—	$4,500
Exercise of convertible preferred stock warrants	—	3,840
Recapitalization of redeemable convertible preferred stock from pre-closing stock repurchase	125	—
Conversion of redeemable convertible preferred stock to common stock	249,837	—
Assumption of Merger warrants liability	51,814	—
Exercise of Class A common stock warrants	20,872	—
Reclassification of deferred transaction costs	3,929	—
Conversion of Series D preferred stock warrants to Class A common warrants	1,160	—
Change in transaction costs payable	568	—
Vesting of early exercised stock options	106	20
Common stock issued, contingent consideration, and payables for acquisition of business	4,064	—
Equity awards classified as prepaid expenses	2,500	—
*As of June 30, 2021, the Company had cash and cash equivalents of $107.1 million and restricted cash of $0.9 million, for total cash, cash equivalents, and restricted cash of $108.0 million. As of December 31, 2020, the Company had cash and cash equivalents of $27.3 million and restricted cash of $1.0 million, for total cash, cash equivalents, and restricted cash of $28.4 million.

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

On January 20, 2021 (the "Closing Date"), OAC completed the acquisition of Hims, Inc. ("Hims") pursuant to the Agreement and Plan of Merger dated as of September 30, 2020 (the "Merger Agreement") by and among OAC, Hims, and Rx Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of OAC ("Merger Sub"). The Merger Agreement provided for, among other things, the combination of Hims and OAC pursuant to the merger of Merger Sub with and into Hims, with Hims continuing as the surviving entity and as a wholly-owned subsidiary of OAC, which changed its name to Hims & Hers Health, Inc. (the "Merger").

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly-owned subsidiaries as if Hims is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 shares of Company Class A common stock for 1 share of Hims Class A common stock).

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

The condensed consolidated financial statements as of June 30, 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020 (the "audited consolidated financial statements").

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management's opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company's balance sheet, results of operations, and cash flows for the periods presented, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities in which it holds a controlling financial interest. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
For the three and six months ended June 30, 2021 and 2020, the Company had operations primarily in the United States and immaterial operations in the United Kingdom.

Except for the addition of business combinations to the Company’s significant accounting policies, there have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2020, that have had a material impact on these condensed consolidated financial statements and related notes.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation and recognition of warrants, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates in capitalization of website development and internal-use software costs. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to it at the time that these estimates and judgments were made. Actual results experienced by the Company may differ from management's estimates. To the extent that there are material differences between these estimates and actual results, the Company's condensed consolidated financial statements will be affected.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition.

When the Company issues stock-based or cash awards to an acquired company’s shareholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.

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

The investments, if any, are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive loss, except for other-than-temporary impairments. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other income, net on the condensed consolidated statements of operations and comprehensive loss.

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

The Company's consolidated revenue primarily comprises of online sales of health and wellness products and services through the Company's websites, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups (defined below). Additionally, starting in March 2020, the Company began selling its products to a wholesale partner.

Revenue consists of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Online	$58,146	$33,284	$108,826	$61,808
Wholesale	2,546	2,620	4,180	4,159
Total revenue	$60,692	$35,904	$113,006	$65,967

For online revenue, the Company defines its customer as an individual who purchases products or services through websites. For wholesale revenue, the Company defines its customer as a wholesale partner. The transaction price in the Company's contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company's contracts that contain prescription products issued as the result of a consultation include two performance obligations: access to (i) products and (ii) consultation services. The Company's contracts for prescription refills and contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for services over the period of the consultation service, which is typically a few days. The customer obtains control of the products and services upon the Company's completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus margin-based estimates. For each of the three and six months ended June 30, 2021 and 2020, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various "Affiliated Medical Groups", which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (medical doctors, physician assistants, nurse practitioners, and mental health providers; collectively referred to as "Providers" or individually, a "Provider") to provide consultation services. Refer to Note 9 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

Additionally, to fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with affiliated and third-party pharmacies ("Partner Pharmacies" or individually, a "Partner Pharmacy") to fill prescriptions that are ordered by the Company's customers. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy fills a customer's prescription; (ii) Partner Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company's branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

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

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the condensed consolidated balance sheets since the associated revenue will be primarily recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms.

Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, and restricted stock units ("RSUs"), are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton ("BSM") option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company's Chief Executive Officer ("CEO") with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the vesting term of four years for options, warrants, and RSUs that do not have performance or market conditions. Stock options and RSUs with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 15 – Common Stock), and warrants to purchase preferred stock as liabilities (discussed in Note 14 – Redeemable Convertible Preferred Stock). At the end of each reporting period, changes in fair value during the period are recognized as a component of other income, net within the condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Recently Adopted Accounting Pronouncements

The Company qualifies as an "emerging growth company" ("EGC"), as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
companies until such pronouncements are made applicable to private companies, and the Company has elected to use adoption dates applicable to private companies. The Company expects to lose its EGC status on December 31, 2021 and qualify as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, the Company intends to adopt all accounting pronouncements currently deferred under the EGC election according to public company standards beginning with its Annual Report on Form 10-K for the year ending December 31, 2021 ("2021 Annual Report"), including interim period disclosures within that filing. The adoption dates for the new accounting pronouncements disclosed below have been presented accordingly.

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles – Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2021, the Company elected to early adopt ASU 2017-04, and the adoption had no impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2019, with early adoption permitted for removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The Company adopted this disclosure requirement for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. The ASU establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition on the income statement. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. ASU 2016-12 is effective for annual periods beginning after December 15, 2018 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual and interim periods beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt Topic 842 for the 2021 Annual Report. The Company is still evaluating the adoption approach as well as the impact of adopting this ASU, and expects to report increased assets and liabilities as a result of recording right-of-use assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to require the measurement of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also amended the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. In November 2018, ASU 2018-19 was issued which aligns the implementation date for nonpublic entities' annual financial statements with the implementation date for their interim financial statements and clarifies the scope of the guidance in the amendments in ASU 2016-13 to indicate that receivables arising from operating leases are not within the scope of Credit Losses (Topic 326) and should be accounted for in accordance with Leases (Topic 842). In April 2019, the FASB issued ASU 2019-04 which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. In February and March 2020, the FASB also issued ASU 2020-02 and ASU 2020-03, respectively, which provide certain amendments and improvements to sections of

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
ASU 2016-13. The updated standard is effective for annual periods beginning after December 15, 2019 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the update for the 2021 Annual Report. The Company is still evaluating the impact of the adoption of this ASU and does not expect the impact to be material.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the update for the 2021 Annual Report. The Company is still evaluating the impact of the adoption of this ASU and does not expect the impact to be material.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the update at December 31, 2021 for the 2021 Form 10-K filing. The Company is still evaluating the impact of this guidance on its consolidated financial statements.

3. Recapitalization

As discussed in Note 1 – Organization, on the Closing Date, OAC completed the acquisition of Hims and acquired 100% of Hims' shares and Hims received gross proceeds of $197.7 million. Transaction costs of $18.7 million, which consist of legal, accounting, and other professional services directly related to the Merger, are included in additional paid-in capital on the condensed consolidated balance sheet. On the Closing Date, each Hims stockholder received approximately 0.4530 shares of the Company's Class A common stock, par value $0.0001 per share, for each share of Hims Class A common stock, par value $0.000001 per share, that such stockholder owned (with the CEO receiving 0.4530 shares of Hims & Hers Class V common stock, par value $0.0001 per share, for each share of Hims Class V common stock, par value $0.000001 per share, that the CEO owned). Each Hims stockholder also received 0.0028 warrants exercisable for the Company's Class A common stock, for each share of Hims Class A or Class V common stock owned by such stockholder prior to the Merger and earn-out shares at an exchange ratio of 0.0443. See Note 14 – Redeemable Convertible Preferred Stock and Note 15 – Common Stock for additional details of the Company's stockholders' equity prior to and subsequent to the Merger.

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

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Hims was determined to be the accounting acquirer since Hims' shareholders prior to the Merger had the greatest voting interest in the combined entity, Hims' shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Hims comprises all of the ongoing operations, and Hims' senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly-owned subsidiaries as if Hims, rather than OAC, is the predecessor to the Company. No step-up basis of intangible assets or goodwill was recorded and

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Hims. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 Company shares for 1 Hims share).

Earn-Out Shares

Following the closing of the Merger, holders of Hims' common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 16,000,000 shares of Company Class A common stock (or equivalent equity award) that would vest (in part) in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period on or prior to the date that is five years following the Closing Date. These shares of restricted Class A common stock and equivalent equity awards would also vest in connection with an acquisition of the Company if the applicable thresholds were met in any sale (as defined in the Merger Agreement) but subject to the same five-year deadline. In February 2021, all earn-out thresholds were met. In the first quarter of 2021, earn-out awards related to option holders received final approval by the Board of Directors. The earn-out shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company's own shares and (ii) meet the criteria for equity classification.

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

4. Acquisitions

In June 2021, the Company acquired all of the outstanding equity of Honest Health Limited ("HHL"), an entity located in the United Kingdom that offers health and wellness products and services, to further expand its operations in the United Kingdom. The purchase price for accounting purposes was $4.8 million, including cash paid upfront and payable in the future, common stock of $1.9 million, and contingent consideration of $1.2 million. The purchase agreement includes up to $10.0 million of potential earn-out payable upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense.

The purchase price for accounting purposes excludes stock and cash consideration paid by the Company that is subject to vesting, which will be recognized as selling, general, and administrative expenses post-acquisition. The Company also incurred acquisition costs of $1.5 million directly related to the acquisition which were recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The acquisition was accounted for under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income approaches. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
acquired and liabilities assumed. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Identifiable intangible assets	$2,040
Goodwill	2,739
Other net assets	24
Net assets acquired	$4,803

Amortization expense related to identified intangible assets, which include trade name, developed technology, and customer relationships, is recognized on a straight-line basis over the assets’ useful lives of two to five years, within selling, general, and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The acquired goodwill of $2.7 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recognized upon acquisition is not expected to be deductible for U.S. or U.K. income tax purposes.

The pro forma financial information, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the period after the acquisition date, were not material and accordingly have not been presented.

5. Investments

Short-term investments as of June 30, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$162,484	$5	$(9)	$162,480
Government bonds	29,859	—	(1)	29,858
Asset-backed bonds	17,840	—	—	17,840
Total short-term investments	$210,183	$5	$(10)	$210,178

Short-term investments as of December 31, 2020, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$55,224	$5	$(2)	$55,227
Government bonds	14,121	2	—	14,123
Asset-backed bonds	3,514	—	—	3,514
Total short-term investments	$72,859	$7	$(2)	$72,864

6. Inventory

Inventory consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$5,387	$2,856
Raw materials	1,203	687
Total inventory	$6,590	$3,543

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade and other receivables, net	$1,246	$1,147
Prepaid expenses	9,856	2,691
Vendor deposits	1,306	1,395
Other current assets	21	171
Total prepaid expenses and other current assets	$12,429	$5,404

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Marketing expenses	$2,543	$1,122
Professional services	2,198	1,241
Payroll costs	2,130	919
Product and shipping costs	2,036	175
Tax payables	641	651
Warrant exercise deposit liability	—	664
Other accrued liabilities	1,213	212
Total accrued liabilities	$10,761	$4,984

9. Variable Interest Entities

In order for customers to obtain a prescription product, customers must complete a consultation with a Provider on the Company's websites through one of the Affiliated Medical Groups and receive a written prescription by the applicable Provider.

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

In October 2020, the Company also entered into service agreements with XeCare LLC ("XeCare"), a licensed mail order pharmacy affiliated with the Company which provides prescription fulfillment services solely to the Company's customers.

The Affiliated Medical Groups and XeCare are legal entities that the Company has determined qualify as variable interest entities ("VIEs"). The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities' economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company's condensed consolidated financial statements.

As of June 30, 2021 and December 31, 2020, the Company's condensed consolidated balance sheets included current and total assets of $0.8 million and $1.4 million for VIEs. As of June 30, 2021 and December 31, 2020, current liabilities were $1.1 million and $0.8 million and total liabilities were $1.4 million and $1.2 million. All amounts are after elimination of intercompany transactions and balances.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The results of operations and cash flows of the VIEs are included in the Company's condensed consolidated financial statements. For the three months ended June 30, 2021 and 2020, the VIEs charged the Company $4.2 million and $3.3 million for services rendered. For the six months ended June 30, 2021 and 2020, the VIEs charged the Company $7.6 million and $3.6 million for services rendered. For the three months ended June 30, 2021 and 2020, operations of the VIEs generated a net loss of $1.1 million and net income of $0.3 million inclusive of administrative expenses. For the six months ended June 30, 2021 and 2020, operations of the VIEs generated net losses of $2.9 million and $2.1 million inclusive of administrative expenses.

10. Fair Value Measurements

The Company's fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$99,984	$—	$—	$99,984
Government bonds	—	4,502	—	4,502
Short-term investments:
Corporate bonds	—	162,480	—	162,480
Government bonds	—	29,858	—	29,858
Asset-backed bonds	—	17,840	—	17,840
Restricted cash:
Money market funds	856	—	—	856
Total assets	$100,840	$214,680	$—	$315,520
Liabilities
Warrant liabilities	$25,406	$—	$—	$25,406
Earn-out liabilities	—	—	1,208	1,208
Total liabilities	$25,406	$—	$1,208	$26,614

The Company's fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$12,163	$—	$—	$12,163
Government bonds	—	12,693	—	12,693
Short-term investments:
Corporate bonds	—	55,227	—	55,227
Government bonds	—	14,123	—	14,123
Asset-backed bonds	—	3,514	—	3,514
Restricted cash:
Money market funds	1,006	—	—	1,006
Total assets	$13,169	$85,557	$—	$98,726
Liabilities
Warrant liabilities	$—	$—	$906	$906
Earn-out liabilities	—	—	—	—
Total liabilities	$—	$—	$906	$906

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2021 and December 31, 2020, due to their short-term nature. All other financial instruments except for warrant liabilities related to the preferred stock warrants, Private Placement Warrants, and earn-out liabilities are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The warrant liabilities related to the preferred stock warrants and Private Placement Warrants contain significant unobservable inputs including the expected term and with respect to the preferred stock warrants, the share exchange ratio in evaluating the fair value of underlying common stock and exercise price. Therefore, warrant liabilities associated with the preferred stock warrants and Private Placement Warrants were evaluated to be Level 3 fair value measurements.

In prior periods, the fair value of the preferred stock warrant liability had been measured using the BSM option-pricing model and Monte Carlo simulation. During 2020, the Company changed its valuation method as a result of increased probability that the Company's common shares would be publicly listed in the near term and began using a probability weighted expected returns methodology. As of December 31, 2020, the Company reverted to using a BSM option-pricing model to determine the value of the outstanding Series D preferred stock warrants (that replaced the Series C preferred stock warrants as discussed in Note 11 – Borrowing Arrangements). Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants. As a result, the Series D preferred stock warrants were adjusted to fair value prior to the conversion resulting in a change in fair value of $0.3 million recognized as a component of other income (expense), net within the consolidated statements of operations and comprehensive loss, and then settled in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.

For the six months ended June 30, 2021, changes in warrant liabilities primarily related to changes in liabilities for warrants assumed as part of the recapitalization, including Private Placement Warrants and Public Warrants (defined and discussed in Note 15 – Common Stock). The Company valued the Private Placement Warrants using a Monte Carlo valuation simulation. Inherent in a Monte Carlo simulation are assumptions related to expected term, volatility, risk-free interest rate, and dividend yield. The expected term of the warrants was determined to be equivalent to their remaining contractual term and includes consideration of the redemption features that were incorporated into the Monte Carlo model. The Company derived the volatility of its Class A common stock based on average historical stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury's rates of U.S. Treasury zero-coupon bonds with a maturity similar to the expected term of the Private Placement Warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The following assumptions were used for the valuation of the Private Placement Warrants on the settlement date:

Expected term	0.16
Volatility	65.0%
Risk-free rate	—%
Dividend yield	—%

The Public Warrants were valued as of June 30, 2021 using the listed trading price of $3.35 per Public Warrant. On July 9, 2021, the Company called the Public Warrants and the Parent Warrants for redemption. Refer to Note 19 – Subsequent Events for additional detail.

The change in the fair value of warrant liabilities is as follows (in thousands):

Balance at December 31, 2020	$906
Conversion of Series D preferred stock warrants to Class A common stock warrants	(1,160)
Private Placement Warrants and Public Warrants	51,814
Exercised warrants	(20,872)
Change in fair value of warrants	(5,282)
Balance at June 30, 2021	$25,406

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
As of June 30, 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value. Due to the exercise and conversion to Class A common stock warrants of all preferred stock warrants and exercise of all of the Private Placement Warrants during the period, there were no longer any Level 3 warrant liabilities.

The Company used Level 3 fair value measurements when determining earn-out liabilities as well as intangible assets obtained in the acquisition of HHL.

The fair value of the earn-out liabilities associated with the acquisition of HHL was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. This is considered a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving the revenue target. The undiscounted range of contingent consideration is nil to $3.3 million. The following assumptions were used to determine the fair value:

Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The fair value of the earn-out liabilities is remeasured at each reporting period. This change in fair value is related to contingent consideration as well as compensation costs (see Note 13 – Stock-Based Compensation) and is recognized in selling, general, and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2021, no earn-out liability had been paid and the Company determined the fair value of the liability had not changed since the acquisition date. Therefore, no fair value adjustment was recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021.

The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820. The fair values of trade name and developed technology were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, customer churn rate, technology life, royalty rate, and discount rate. The fair value of customer relationships was determined using the multi-period excess earnings method which involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate.

11. Borrowing Arrangements

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank ("SVB"), upon Hims' request, SVB would issue letters of credit (the "Letters of Credit") in an aggregate amount not to exceed $2.0 million. This amount is reduced by the amount otherwise available with respect to the cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services identified in SVB's various agreements. On September 30, 2020, Hims entered into the First Loan Modification Agreement ("Loan Modification Agreement") and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of June 30, 2021, SVB issued on the Company's behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within non-current restricted cash on the consolidated condensed balance sheet.

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

In connection with the 2019 Capital Agreement, the Company issued a warrant to TPC granting TPC the right to purchase 89,747 shares of Hims' Series C preferred stock at an exercise price of $7.67 per share, subject to adjustment in regard to the preferred stock series, number of shares, and exercise price if the per share price of subsequent preferred stock rounds to less than $7.67. On March 12, 2020, Hims sold Series D preferred stock at an issuance price of $6.96, which triggered an adjustment to the TPC warrant terms per the original agreement, resulting in conversion of the previously issued 89,747 Series C preferred stock warrants at an exercise price of $7.67 into 98,723 Series D preferred stock warrants at an exercise price of $6.96. Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants. Refer to Note 14 – Redeemable Convertible Preferred Stock for further discussion of the conversion into Class A common stock warrants.

12. Commitments and Contingencies

Leases

Total rent expense for the three months ended June 30, 2021 and 2020, was $0.4 million and $0.7 million. Total rent expense for the six months ended June 30, 2021 and 2020, was $0.8 million and $1.4 million.

In January 2020, the Company entered into a 63-month non-cancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years.

Future minimum lease commitments subsequent to June 30, 2021 are as follows (in thousands):

2021	$768
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$6,677

Purchase Obligations

As of June 30, 2021, the Company had contractual obligations to make $2.1 million in purchases related to cloud-based software contracts used in operations.

Legal Proceedings

From time to time, the Company is a party to various litigation, claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company's business, financial position, results of operations, or cash flows.

13. Stock-Based Compensation

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, the Company adopted the 2017 Stock Plan (the "2017 Plan"). Under the 2017 Plan, the Board of Directors could grant awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the "2020 Plan") and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. During the period, 158,076 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Merger date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Therefore, as of June 30, 2021, there were 21,158,076 shares of Class A common stock reserved and 17,389,707 shares of Class A common stock available for the Company to grant under the 2020 Stock Plan; there were no more shares available for grant under the 2017 Plan (since the 2017 Plan was replaced by the 2020 Plan).

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

On June 17, 2020, the Board of Directors granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service term as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant-date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to award for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of June 30, 2021, there was $3.9 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 2.79 years.

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

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The grant-date fair value of the Company's stock options granted was estimated using the following weighted average assumptions for the six months ended June 30, 2021:

Expected term (in years)	5.91
Expected volatility	58.6%
Risk-free interest rate	0.9%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	26,459	$1.16	8.50	$131,770
Recapitalization	(14,474)	1.41
Outstanding at December 31, 2020	11,985	2.57	8.50	131,770
Granted	1,014	13.77
Exercised (including early exercised options vested during the period)	(811)	0.77
Forfeited and expired	(156)	2.51
Outstanding at June 30, 2021	12,032	3.63	8.21	90,246
Vested and expected to vest as of June 30, 2021	12,032	3.63	8.21	90,246
Exercisable as of June 30, 2021	10,798	$2.75	8.07	$88,157

The weighted average grant-date fair value of options granted for the six months ended June 30, 2021 was $7.39 per share and the intrinsic value of vested options exercised was $5.9 million.

As of June 30, 2021, there was $22.7 million of unrecognized stock-based compensation related to unvested stock options excluding the CEO stock options, which is expected to be recognized over a weighted average period of 3.24 years.

The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as a cash flow from financing activities. Due to a full valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the six months ended June 30, 2021.

Early Exercise of Common Stock Options – The Company issued shares upon the early exercise of common stock options. The unvested shares are subject to the Company's repurchase right at the lower of the fair market value of the shares of common stock on the date of repurchase or their original purchase price. The proceeds from cash exercises prior to vesting are initially recorded as a deposit liability from the early exercise of stock options and recorded within accrued liabilities on the consolidated balance sheets. Early exercises are reclassified to additional paid-in capital as the Company's repurchase right lapses. Unvested early exercised options are considered outstanding options and also excluded from shares exercisable since the options have been early exercised. These options are included in the option activity as exercised when the options vest. The number of unvested early exercised options were 195,226 as of June 30, 2021.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The options outstanding and exercisable as of June 30, 2021 (excluding CEO stock options) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	2,919	6.56	2,885	6.56
1.55 – 2.33	3,201	7.87	3,042	7.87
2.43 – 3.65	3,270	8.91	3,269	8.91
8.90 – 13.35	1,924	9.46	1,569	9.42
13.90 – 20.85	718	9.82	33	9.73
	12,032		10,798

RSUs

All RSUs granted prior to the Merger were subject to achievement of a liquidity event which included (i) an initial public offering, (ii) a business combination transaction, or (iii) a sale event as defined by the 2017 Plan. On January 20, 2021, the liquidity event was achieved with the closing of the Merger.

RSUs for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date on the first Company Quarterly Vesting Date (defined below) and the remaining grant vesting quarterly thereafter on the specified vesting dates of March 15, June 15, September 15, and December 15 (each, a "Company Quarterly Vesting Date" or collectively, "Company Quarterly Vesting Dates"). Additional RSUs granted to current employees generally vest quarterly on Company Quarterly Vesting Dates over four years.

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

In addition, all Hims RSU and option holders received (a) earn-out RSUs that would vest in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (b) an allocation of Parent Warrant RSUs. All of these RSUs vest in accordance with the terms of the initial RSU and option award, in addition to any of the aforementioned requirements.

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

Expected term (in years)	5.00
Expected volatility	60.0%
Risk-free interest rate	0.5%
Expected dividend yield	—%

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

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
RSU activity including RSUs outstanding prior to the Merger, earn-out RSUs, and Parent Warrant RSUs is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	3,480	$5.30
Recapitalization	(1,904)	5.99
Unvested at December 31, 2020	1,576	11.29
Granted	3,535	13.32
Vested	(1,137)	12.94
Forfeited and expired	(29)	13.38
Unvested at June 30, 2021	3,945	$12.59

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

As of June 30, 2021, there was unrecognized stock-based compensation related to unvested RSUs of $43.5 million, which is expected to be recognized over a weighted average period of 3.18 years.

Vendor Warrants

Included in stock-based compensation expense is expense for issuance of Class A common stock warrants to nonemployees in connection with vendor service arrangements.

In connection with the Merger, warrant holders received (a) an equivalent warrant at an exchange ratio of 0.4530 (which was determined not to result in incremental stock-based compensation expense similar to the evaluations for stock options and RSUs above); (b) the right to receive, upon exercise, earn-out shares that vest in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (c) the right to receive, upon exercise, an allocation of Parent Warrants. All of these instruments vest in accordance with the terms of the initial warrant in addition to any of the aforementioned requirements. The earn-out thresholds were all met in February 2021. The earn-out shares and Parent Warrants are equity classified since they do not meet the liability classification criteria. On July 9, 2021, the Company called the Parent Warrants for redemption. Refer to Note 19 – Subsequent Events for additional detail.

Vendor warrant activity, excluding any right to receive Merger considerations, is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,861	$0.79	7.01	$9,957
Recapitalization	(1,018)	0.96
Outstanding at December 31, 2020	843	1.75	7.01	9,957
Exercised	(381)	1.75
Outstanding at June 30, 2021	462	1.75	7.01	4,226
Vested and expected to vest as of June 30, 2021	462	1.75	7.01	4,226
Exercisable as of June 30, 2021	324	$1.75	7.01	$2,958

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Upon the exercise of outstanding warrants above, vendors also have the right to receive 48,062 shares of Merger consideration, consisting of the holders' allocation of earn-out and Parent Warrant considerations.

As of June 30, 2021, there was $0.3 million of unrecognized stock-based compensation expense related to unvested vendor warrants and associated earn-out shares and Parent Warrants, which is expected to be recognized over a weighted average period of 0.23 years.

Stock Subject to Vesting and Earn-out Share Liability

During the three months ended June 30, 2021, the Company granted 447,553 restricted shares of Class A common stock with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and the earn-out are contingent on continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2021. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $5.9 million will be recognized over a weighted average period of 3.83 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing	$772	$367	$2,618	$658
Selling, general, and administrative	8,388	1,558	40,772	2,671
Total stock-based compensation expense	$9,160	$1,925	$43,390	$3,329

The Company capitalized $0.3 million of stock-based compensation as internal-use software for the three and six months ended June 30, 2021. The Company did not capitalize any stock-based compensation as internal-use software for the three and six months ended June 30, 2020.

14. Redeemable Convertible Preferred Stock

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

The holders of the Hims Series C convertible preferred stock exercised all their warrants and purchased 1,341,865 shares of Hims Series C convertible preferred stock from the Company in 2020 resulting in settlement of the Hims Series C convertible preferred stock warrant liability. The Company received less than $0.1 million in net proceeds. Upon exercise, the warrant liability had an estimated fair market value of $11.3 million that was reclassified into convertible preferred stock on the consolidated balance sheet.

In November 2019, the Company issued 89,747 Hims Series C preferred stock warrants to TPC in connection with the 2019 Capital Agreement. The fair value of the warrants was considered debt issuance cost and recorded within prepaid and other current assets on the consolidated balance sheet. On March 12, 2020, the Company sold Hims Series D redeemable convertible preferred stock at an issuance price of $6.96, which triggered an adjustment to the TPC warrant terms per the original agreement, resulting in conversion of the previously issued 89,747 Hims Series C preferred stock warrants into 98,723 Hims Series D preferred stock warrants. Refer to Note 11 – Borrowing Arrangements for further discussion. Subsequent to the Merger, the Hims Series D preferred stock warrants were converted to Class A common stock warrants. As a result, the Hims Series D preferred stock warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.
15. Common Stock

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

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

The rights of the holders of Hims Class A and Class F common stock were identical, except with respect to (i) electing members of the Board of Directors and (ii) voting rights. The outstanding shares of Hims Class A and Hims Class F common stock presented on the consolidated balance sheet and on the consolidated statement of mezzanine equity and stockholders' equity (deficit) for the year ended December 31, 2020 were legally outstanding shares, including shares issued in exchange for related-party promissory notes.

During 2020, the Company repurchased 85,594 of unvested shares of Hims Class A common stock for a cash payment of less than $0.1 million, which resulted in a reduction of deposit liability from the early exercise of stock options. In addition, in May 2020, an executive officer departed the Company, which resulted in the repurchase of 509,602 unvested shares of Hims Class A common stock in exchange for the cancelation of the principal payable of $0.9 million under an associated promissory note.

Pre-Closing Stock Repurchase

On January 20, 2021, the Company repurchased from its stockholders and canceled 2,207,580 shares of Hims Class A common stock, including certain stockholders who exercised outstanding stock options, for aggregate payment of $22.0 million. Included within the shares repurchased was 183,548 shares of Hims Class A common stock from the net exercise of stock options as part of the pre-closing stock repurchase for $1.8 million. The repurchase was recognized as a reduction of additional paid-in capital and redeemable convertible preferred stock.

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

Class A Common Stock Warrants

As discussed above, Class A common stock warrants have been issued in connection with debt agreements (Note 11 – Borrowing Arrangements), vendor service agreements (Note 13 – Stock-Based Compensation), issuance of preferred stock (Note 14 – Redeemable Convertible Preferred Stock) and to all common stockholders and warrant holders as part of the Merger.

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

Subsequent to Merger

As the accounting acquirer, Hims was deemed to assume 3,012,500 Class A common stock warrants that were held by Oaktree Acquisition Holdings, L.P. ("Sponsor") at an exercise price of $11.50 ("Private Placement Warrants") and 6,708,333 Class A common stock warrants held by OAC's shareholders at an exercise price of $11.50 ("Public Warrants") as well as 888,143 Parent Warrants that were granted to Hims' equity holders as part of the Merger. The Parent Warrants have the same terms as the Public Warrants except they are subject to a lock-up that expired 180 days after the Merger. Subsequent to the Merger, the Private Placement Warrants, Public Warrants, and Parent Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets.

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

In February 2021, all of the outstanding 3,012,500 Private Placement Warrants were net exercised for 1,474,145 shares of Class A common stock.

As of June 30, 2021, the Company had the following warrants outstanding to purchase shares of Class A common stock:

Warrant Type	Shares	Exercise Price	Issued	Expiration
Vendor	462,335	$1.75	September 23, 2019	September 23, 2026
Debt	98,723	6.96	March 12, 2020	November 26, 2026
Public	6,695,915	11.50	July 22, 2019	January 20, 2026
Parent	888,055	11.50	July 22, 2019	January 20, 2026

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

Upon calling the Public Warrants for redemption, management has the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. Additionally, in no event is the Company required to net cash settle. On July 9, 2021, the Company issued a redemption notice announcing that all Public Warrants and Parent Warrants outstanding on August 9, 2021 at 5:00 p.m. New York City time would be redeemed for $0.10 per warrant, if not earlier exercised on a cash or cashless basis. Refer to Note 19 – Subsequent Events for additional detail.

RSU Releases

During the three and six months ended June 30, 2021, the Company released 1,137,152 gross shares of Class A common stock upon vesting of restricted stock units. In connection with the releases, 411,412 shares of Class A common stock were withheld for the payment of employee taxes.

Shares Issued to Financial Advisor

In connection with the Merger, in 2021, the Company issued 250,000 shares of Class A common stock to a financial advisor who provided transaction-related services.

Acquisitions

As part of the acquisition of HHL, the Company issued 177,327 shares of Class A common stock and an additional 447,553 shares of Class A common stock that are subject to vesting. The shares subject to vesting are considered stock-based compensation as outlined in Note 13 – Stock-Based Compensation.

16. Related-Party Transactions

Atomic Labs, LLC ("Atomic Labs") is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. An affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the three months ended June 30, 2021 and 2020, the Company recorded a total of $0.7 million and $0.3 million to Atomic Labs and its affiliated company for services performed and costs incurred on behalf of the Company. For the six months ended June 30, 2021 and 2020, the Company recorded a total of $1.5 million and $1.1 million to Atomic Labs and its affiliated company for services performed and costs incurred on behalf of the Company. There was no accounts payable balance owed to Atomic Labs and its affiliated company as of June 30, 2021 or December 31, 2020.

In addition, for the three and six months ended June 30, 2021, the Company recorded $0.2 million and $0.3 million of expense for services from Vouched, a related-party company that provides identity verification services. The Company recognized less than $0.1 million of expense for services from Vouched for the three and six months ended June 30, 2020.

Nonrecourse Related-Party Promissory Notes

As of December 31, 2020, the Company had promissory notes from certain of the Company's executive officers, as well as a founding employee and an executive chairman. The promissory notes, which were issued to the Company by the related parties as consideration for the exercise of stock options, are considered nonrecourse notes for accounting purposes. The loans are secured by the shares of Hims Class A common stock held by the individuals. There were 16,345,627 shares of Hims Class A common stock securing the related-party promissory notes as of December 31, 2020. The related-party promissory notes bore

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
interest between 2.2% and 3.0% per annum. The loans were due upon the earliest of (1) ten years from the debt issuance date, (2) a liquidation of the Company, or (3) six months following an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. Prepayment of principal and interest could be made at any time without penalty.

The nonrecourse related-party promissory notes are not given accounting effect until the notes are repaid in full as the underlying stock options are not considered exercised for accounting purposes. As of December 31, 2020, the total outstanding balance under these promissory notes was $7.2 million.

In connection with the Merger, the obligations due under all nonrecourse related-party promissory notes were satisfied through the receipt of $1.2 million and the forfeiture of 370,734 shares of Hims Class A common stock. The related-party promissory notes were settled within additional paid-in capital on the condensed consolidated balance sheet.

Redeemable Common Stock Transaction

On September 23, 2019, the Company's CEO and a member of its Board of Directors, sold 737,058 shares of Hims Class A common stock to third party purchasers at $6.11 per share for aggregate consideration of $4.5 million pursuant to Hims Class A Common Stock Purchase Agreements. Under the terms of the vendor service agreement with the third party, the purchasers were granted a put right entitling them to sell the shares to the Company at $6.11 per share for a period of six months. The put right expired on March 23, 2020 without the purchasers exercising their rights to sell the shares to the Company. The Company recorded stock-based compensation expense associated with the transaction of $3.0 million. Upon expiration of the redemption right, the Company reclassified the aggregate consideration of $4.5 million that was subject to redemption from mezzanine equity to stockholders' equity on the condensed consolidated balance sheet as of June 30, 2020.

17. Basic and Diluted Net Loss per Share

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and six months ended June 30, 2021 and 2020. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable convertible preferred stock to share in losses, the Company's basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table sets forth the computation of the Company's basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Class A	Class V	Class A	Class F	Class A	Class V	Class A	Class F
Numerator:
Net loss attributable to common stockholders	$(8,753)	$(400)	$(788)	$(193)	$(57,927)	$(2,630)	$(5,635)	$(1,379)
Denominator:
Weighted average shares outstanding, basic and diluted	183,544,894	8,377,623	28,390,021	6,941,352	165,133,108	7,498,204	28,027,530	6,941,352
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.03)	$(0.03)	$(0.35)	$(0.35)	$(0.20)	$(0.20)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2021 and 2020, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. There were no redeemable shares during the three and six months ended June 30, 2021 and the three months ended June 30, 2020. During the six months ended June 30, 2020, weighted average Hims Class A common shares presented excludes 333,916 shares subject to redemption. Redeemable shares do not absorb losses.

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	8,256,814	1,763,115	16,684,429
Common stock issued for early exercise of stock options	235,093	102,454	289,055	128,637
Redeemable convertible preferred stock	—	90,019,261	9,796,875	87,764,981
Stock options	16,509,594	8,824,185	16,436,093	7,896,866
RSUs	4,172,557	—	3,731,643	—
Warrants to purchase Class A common stock	8,145,046	1,895,345	7,940,334	1,895,345
Warrants to purchase redeemable convertible preferred stock	—	1,333,012	—	1,382,312
Common stock issued subject to vesting	98,363	—	49,453	—

18. Income Tax

Our effective income tax rate was -0.4% and -3.8% for the three months ended June 30, 2021 and 2020 and -0.2% and -1.0% for the six months ended June 30, 2021 and 2020. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company's deferred tax assets and state minimum taxes.

19. Subsequent Events

Acquisitions

In July 2021, the Company acquired all outstanding stock of YoDerm, Inc. ("Apostrophe"), an entity located in the United States that offers health and wellness products and services, for potential total cash and stock consideration of up to approximately $200 million (as defined in the purchase agreement). The Company acquired Apostrophe to deepen its dermatology product and service offerings and expand its pharmacy fulfillment capabilities. The upfront consideration is approximately $150 million (as defined in the purchase agreement). The Company paid approximately $50 million in cash upon closing. A maximum additional $50 million in cash is payable upon the achievement of certain revenue targets.

The initial accounting for the transaction is incomplete at the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. The Company has not yet determined the accounting purchase price allocation of the purchase consideration described above, which

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
includes evaluating the fair value of the acquired assets and assumed liabilities, and the valuation of contingent consideration to be transferred.

Warrant Redemption

On July 9, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Parent Warrants outstanding on August 9, 2021 at 5:00 p.m. New York City time would be redeemed for $0.10 per warrant, if not earlier exercised on a cash or cashless basis. After July 9, 2021 and prior to redemption, warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.267 shares of Class A common stock per warrant. Any warrants not exercised by August 9, 2021 are automatically redeemed by the Company at a price of $0.10 per warrant. The information necessary to determine the total number of warrants exercised and thereby the total number of shares of Class A common stock issued, as well as the redemption payment, is in the process of being obtained and evaluated. The Company expects the total number of shares of Class A common stock issued as a result of the redemption to be approximately 2 million and to make an immaterial redemption payment before September 30, 2021.

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

Recent Developments

Merger Transaction

On January 20, 2021 (the "Closing Date"), OAC completed the acquisition of Hims, Inc. ("Hims") pursuant to the Agreement and Plan of Merger dated as of September 30, 2020 (the "Merger Agreement") by and among OAC, Hims, and Rx Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of OAC ("Merger Sub"). The Merger Agreement provided for, among other things, the combination of Hims and OAC pursuant to the merger of Merger Sub with and into Hims, with Hims continuing as the surviving entity and as a wholly-owned subsidiary of OAC, which changed its name to Hims & Hers Health, Inc. (the "Merger").

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly-owned subsidiaries as if Hims is the predecessor to the Company. The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 shares of Company Class A common stock for 1 share of Hims Class A common stock).

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

Earn-Out Shares

Following the closing of the Merger, holders of Hims' common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 16,000,000 shares of Company Class A common stock (or equivalent equity award) that would vest (in part) in equal thirds if the trading price of the Company's Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period on or prior to the date that is five years following the Closing Date. These shares of restricted Class A common stock and equivalent equity awards would also vest in connection with an acquisition of the Company if the applicable thresholds were met in any sale (as defined in the Merger Agreement) but subject to the same five-year deadline. In February 2021, all earn-out thresholds were met. In the first quarter of 2021, earn-out awards related to option holders received final approval by the Board of Directors.

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

Acquisitions

In June 2021, the Company acquired all of the outstanding equity of Honest Health Limited ("HHL"), an entity located in the United Kingdom that offers health and wellness products and services, to further expand its operations in the United Kingdom. The purchase price for accounting purposes was $4.8 million, including cash paid upfront and payable in the future, common stock of $1.9 million, and contingent consideration of $1.2 million. The purchase agreement includes up to $10.0 million of potential earn-out payable upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense. The purchase price for accounting purposes excludes stock and cash consideration paid by the Company that is subject to vesting, which will be recognized as selling, general, and administrative expenses post-acquisition.

In July 2021, the Company acquired all outstanding stock of YoDerm, Inc. ("Apostrophe"), an entity located in the United States that offers health and wellness products and services, for potential total cash and stock consideration of up to approximately $200 million (as defined in the purchase agreement). The Company acquired Apostrophe to deepen its dermatology product and service offerings and expand its pharmacy fulfillment capabilities. The upfront consideration is approximately $150 million (as defined in the purchase agreement). The Company paid approximately $50 million in cash upon closing. A maximum additional $50 million in cash is payable upon the achievement of certain revenue targets.

As part of our overall expansion strategy and to support our long-term growth, we regularly review and will continue to pursue strategic acquisitions and partnership opportunities both here in the U.S. as well as in international markets. We anticipate that these acquisitions and partnerships will continue to be financed through a mix of cash and equity consideration.

Warrant Redemption

On July 9, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Parent Warrants outstanding on August 9, 2021 at 5:00 p.m. New York City time would be redeemed for $0.10 per warrant, if not earlier exercised on a cash or cashless basis. After July 9, 2021 and prior to redemption, warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.267 shares of Class A common stock per warrant. Any warrants not exercised by August 9, 2021 are automatically redeemed by the Company at a price of $0.10 per warrant. The information necessary to determine the total number of warrants exercised and thereby the total number of shares of Class A common stock issued, as well as the redemption payment, is in the process of being obtained and evaluated. The Company expects the total number of shares of Class A common stock issued as a result of the redemption to be approximately 2 million and to make an immaterial redemption payment before September 30, 2021.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation. "Online Revenue" represents the sales of products and services on our platform, net of refunds, credits, chargebacks and includes revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America ("U.S. GAAP"), primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products automatically delivered to them.

"Wholesale Revenue" represents non-prescription product sales to retailers through wholesale purchasing agreements. We sell only non-prescription products to wholesale partners. In addition to being revenue generative and profitable, wholesale partnerships have the added benefit of generating brand awareness with new customers in physical environments.

"Subscriptions" are defined as the number of customer agreements where the customer has agreed to be automatically billed on a recurring basis at a defined cadence. The billing cadence is typically defined as a number of months (for example, billed every month or every three months). Subscriptions are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscription billing is preferred by many of our customers because most of the products we make available treat chronic conditions and these product offerings are most effective when taken consistently and continuously. Customers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions to continue receiving additional products.

"Net Orders" are defined as the number of online customer orders minus transactions related to refunds, credits, chargebacks and other negative adjustments. Net Orders represent transactions made on our platform during a defined period of time and exclude revenue recognition adjustments recorded pursuant to U.S. GAAP. Average Order Value ("AOV") is defined as Online Revenue divided by Net Orders.

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business. The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and six months ended June 30, 2021 and 2020, as well as key metrics that drive Online Revenue (i.e., Subscriptions, Net Orders, AOV), and the dollar and percentage change between such periods (unaudited, in thousands, except for AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	% Change	2021	2020	$ Change	% Change
Online Revenue	$58,146	$33,284	$24,862	75%	$108,826	$61,808	$47,018	76%
Wholesale Revenue	2,546	2,620	(74)	(3)%	4,180	4,159	21	1%
Total revenue	$60,692	$35,904	$24,788	69%	$113,006	$65,967	$47,039	71%

Net Orders	786	572	214	37%	1,473	1,118	355	32%
AOV	$74	$58	$16	28%	$74	$55	$19	35%
	June 30, 2021	June 30, 2020	Change	% Change
Subscriptions	453	258	195	76%

We generated $58.1 million in Online Revenue for the three months ended June 30, 2021, an increase of 75% as compared to $33.3 million for the three months ended June 30, 2020. Growth in Online Revenue was driven by growth in AOV and Net Orders. We generated $108.8 million in Online Revenue for the six months ended June 30, 2021, an increase of 76% as compared to $61.8 million for the six months ended June 30, 2020. Growth in Online Revenue was driven by growth in Subscriptions, AOV, and Net Orders.

We generated $2.5 million in Wholesale Revenue for the three months ended June 30, 2021, a decrease of 3% as compared to $2.6 million for the three months ended June 30, 2020. We generated $4.2 million in Wholesale Revenue for the six months ended June 30, 2021, an increase of 1% as compared to $4.2 million for the six months ended June 30, 2020. During the first quarter of 2020, we began selling to a large retailer, who continues to be a wholesale partner today. Wholesale Revenue is driven by orders from our retail partners, which have been consistent year-over-year.

For the three months ended June 30, 2021, AOV was $74, an increase of 28% compared to $58 for the three months ended June 30, 2020. For the six months ended June 30, 2021, AOV was $74, an increase of 35% compared to $55 for the six months ended June 30, 2020. AOV growth for the three and six months ended June 30, 2021 was driven by higher price points from larger product bundles and multi-month Subscriptions (which allow customers to receive two to twelve months of product in one order).

Subscriptions grew 76% to approximately 453,000 as of June 30, 2021 as compared to approximately 258,000 subscriptions as of June 30, 2020. Growth in Subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers, and increased new customer acquisition. As a result of growth in Subscriptions, we generated approximately 786,000 Net Orders, an increase of 37% as compared to approximately 572,000 Net Orders for the three months ended June 30, 2020. We generated approximately 1.5 million Net Orders, an increase of 32% as compared to approximately 1.1 million Net Orders for the six months ended June 30, 2020.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New Customer Acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands and recently through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers.

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

Investments in Growth

We expect to continue to focus on long-term growth through investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of products and services offered on our websites. This includes near term investments in the ability to accept insurance on our platform and the development of native mobile phone applications. We expect to make significant investments in marketing to acquire new customers. Additionally, we intend to continue to invest in our fulfillment and operating capabilities, including our own affiliated pharmacies and warehousing facilities. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into New Categories

We expect to expand into new categories with our offerings. Category expansion allows us to increase the number of customers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

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

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review net loss and the reconciliation of Adjusted EBITDA to net loss, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. "Adjusted EBITDA" is defined as net loss before depreciation and amortization, provision for income taxes, interest income, interest expense, amortization of debt issuance costs, stock-based compensation, change in fair value of warrant liability, one-time Merger bonuses and warrant expense, and acquisition-related costs, which include professional services and consideration paid for employee equity with vesting requirements incurred directly as a result of acquisitions.

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(9,153)	$(981)	$(60,557)	$(7,014)
Depreciation and amortization	505	212	899	392
Provision for income taxes	34	37	124	72
Interest income	(113)	(108)	(195)	(350)
Interest expense	—	—	—	10
Amortization of debt issuance costs	—	83	144	167
Stock-based compensation	9,160	1,925	43,390	3,329
Change in fair value of warrant liability	(7,963)	21	(5,282)	(50)
Merger bonuses	—	—	5,219	—
Warrant expense in connection with Merger	—	—	154	—
Acquisition-related costs	2,872	—	2,872	—
Adjusted EBITDA	$(4,658)	$1,189	$(13,232)	$(3,444)

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the 2019 novel coronavirus ("COVID-19") a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. We have taken measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work from home policy for our worldwide workforce; implementing additional safety policies and procedures for employees working in our warehouse; suspending employee travel and in-person meetings prior to vaccination; and actively managing our fulfillment operations and inventory levels. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

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

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities in which it holds a controlling financial interest. The variable interest entities are: (i) professional corporations or other professional entities owned by licensed physicians that engage licensed medical professionals to provide consultation services ("Affiliated Medical Groups"); and (ii) XeCare, LLC ("XeCare"), which is a licensed mail order pharmacy providing prescription fulfillment services solely to our customers. We determined that the Company is the primary beneficiary of the Affiliated Medical Groups and XeCare for accounting purposes because it has the ability to direct the activities that most significantly affect these entities' economic performance and has the obligation to absorb the entities' losses. Under the variable interest entity model, the Company presents the results of operations and the financial position of the entities as part of the Company's consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises of online sales of health and wellness products through our websites, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups. Additionally, revenue is generated through wholesale arrangements.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses ("SG&A") include the salaries, benefits, taxes, and stock-based compensation for personnel for our executive, engineering, finance, operations, and other administrative functions. SG&A also includes general operating expenses for professional services, third-party software and hosting, facilities, warehousing and fulfillment, customer service, payment processing, depreciation and amortization, and acquisition-related expenses. We expect SG&A to increase for the foreseeable future as we increase headcount with the growth of our business. We also expect SG&A to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"); and an increase in legal, audit, insurance, investor relations, professional services, and other administrative expenses. In addition, SG&A increases when we incur acquisition costs related to purchasing businesses. However, we anticipate SG&A to decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income (expense)

Other income (expense) consists of change in fair value of warrant liability which relates to the mark-to-market of the fair value of warrant liabilities, interest expense related to our past borrowing arrangements with a leading financial institution, which have been paid in full, other income which primarily consists of interest income from investments and our cash and cash equivalents, and other expense which includes non-operating expenses and one-time charges classified outside of operating expenses.

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

Results of Operations

Comparisons for three and six months ended June 30, 2021 and 2020

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Revenue	$60,692	$35,904	$24,788	69%	$113,006	$65,967	$47,039	71%
Cost of revenue	13,415	10,242	3,173	31%	25,482	19,686	5,796	29%
Gross profit	47,277	25,662	21,615	84%	87,524	46,281	41,243	89%
Operating expenses:(1)
Marketing	27,944	11,800	16,144	137%	54,902	24,573	30,329	123%
Selling, general, and administrative	36,740	14,841	21,899	148%	98,438	28,905	69,533	241%
Total operating expenses	64,684	26,641	38,043	143%	153,340	53,478	99,862	187%
Loss from operations	(17,407)	(979)	(16,428)	1678%	(65,816)	(7,197)	(58,619)	814%
Other income (expense):
Change in fair value of liabilities	7,963	(21)	7,984	*	5,282	50	5,232	*
Interest expense	—	—	—	—%	—	(10)	10	(100)%
Other income, net	325	56	269	480%	101	215	(114)	(53)%
Total other income	8,288	35	8,253	*	5,383	255	5,128	*
Loss before provision for income taxes	(9,119)	(944)	(8,175)	866%	(60,433)	(6,942)	(53,491)	771%
Provision for income taxes	(34)	(37)	3	(8)%	(124)	(72)	(52)	72%
Net loss	$(9,153)	$(981)	$(8,172)	833%	$(60,557)	$(7,014)	$(53,543)	763%
______________
(•)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Marketing	$772	$367	$2,618	$658
Selling, general, and administrative	8,388	1,558	40,772	2,671
Total stock-based compensation expense	$9,160	$1,925	$43,390	$3,329

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	22%	29%	23%	30%
Gross profit	78%	71%	77%	70%
Operating expenses:
Marketing	46%	33%	49%	37%
Selling, general, and administrative	61%	41%	87%	44%
Total operating expenses	107%	74%	136%	81%
Loss from operations	(29)%	(3)%	(59)%	(11)%
Other income (expense):
Change in fair value of liabilities	13%	—%	5%	—%
Interest expense	—%	—%	—%	—%
Other income, net	1%	—%	—%	—%
Total other income	14%	—%	5%	—%
Loss before provision for income taxes	(15)%	(3)%	(54)%	(11)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(15)%	(3)%	(54)%	(11)%

Revenue

Revenue was $60.7 million for the three months ended June 30, 2021, compared to $35.9 million for the three months ended June 30, 2020, an increase of $24.8 million, or 69%, primarily attributable to an increase in Online Revenue. Revenue was $113.0 million for the six months ended June 30, 2021, compared to $66.0 million for the six months ended June 30, 2020, an increase of $47.0 million, or 71%, primarily attributable to an increase in Online Revenue.

Online Revenue was $58.1 million for the three months ended June 30, 2021, compared to $33.3 million for the three months ended June 30, 2020, an increase of $24.9 million, or 75%. Online Revenue was $108.8 million for the six months ended June 30, 2021, compared to $61.8 million for the six months ended June 30, 2020, an increase of $47.0 million, or 76%. Growth in Online Revenue was driven by growth in Subscriptions, AOV, and Net Orders.

For the three months ended June 30, 2021, AOV was $74, an increase of 28% compared to $58 for the three months ended June 30, 2020. For the six months ended June 30, 2021, AOV was $74, an increase of 35% compared to $55 for the six months ended June 30, 2020. AOV growth for the three and six months ended June 30, 2021 was driven by higher price points from larger product bundles and multi-month Subscriptions (which allow customers to receive two to twelve months of product in one order).

Subscriptions grew 76% to approximately 453,000 as of June 30, 2021 as compared to approximately 258,000 subscriptions as of June 30, 2020. Growth in Subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers, and increased new customer acquisition. As a result of growth in Subscriptions, we generated approximately 786,000 Net Orders, an increase of 37% as compared to approximately 572,000 Net Orders for the three months ended June 30, 2020. We generated approximately 1.5 million Net Orders, an increase of 32% as compared to approximately 1.1 million Net Orders for the six months ended June 30, 2020.

Cost of revenue and gross profit

Cost of revenue was $13.4 million for three months ended June 30, 2021, compared to $10.2 million for three months ended June 30, 2020, an increase of $3.2 million, or 31%. This increase was primarily due to increased product and packaging costs of approximately 42%, increased shipping costs of 28%, and increased costs associated with medical consultation services of 13%

compared to the three months ended June 30, 2020. Cost of revenue was $25.5 million for six months ended June 30, 2021, compared to $19.7 million for six months ended June 30, 2020, an increase of $5.8 million, or 29%. This increase was primarily due to increased product and packaging costs of approximately 42%, increased shipping costs of 26%, and increased costs associated with medical consultation services of 12% compared to the six months ended June 30, 2020. These increases were due to overall increased business activity from Company growth.

Gross profit was $47.3 million for the three months ended June 30, 2021, compared to $25.7 million for the three months ended June 30, 2020, an increase of $21.6 million, or 84%. Correspondingly, gross margin was 78% for the three months ended June 30, 2021, compared to 71% for the three months ended June 30, 2020. Gross profit was $87.5 million for the six months ended June 30, 2021, compared to $46.3 million for the six months ended June 30, 2020, an increase of $41.2 million, or 89%. Correspondingly, gross margin was 77% for the six months ended June 30, 2021, compared to 70% for the six months ended June 30, 2020. The increase in gross margin for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was primarily the result of higher growth in revenue as compared to growth in variable costs, such as shipping and those associated with medical consultation services.

Marketing expenses

Marketing expenses were $27.9 million for the three months ended June 30, 2021, compared to $11.8 million for the three months ended June 30, 2020, an increase of $16.1 million or 137%. The most significant component of marketing expenses is customer acquisition costs which increased to $22.1 million in the three months ended June 30, 2021, compared to $8.5 million for the three months ended June 30, 2020, an increase of 160%. Marketing expenses were $54.9 million for the six months ended June 30, 2021, compared to $24.6 million for the six months ended June 30, 2020, an increase of $30.3 million or 123%. The most significant component of marketing expenses is customer acquisition costs which increased to $42.4 million in the six months ended June 30, 2021, compared to $17.2 million for the six months ended June 30, 2020, an increase of 147%. The increases in customer acquisition costs were a result of management's decision to increase investment in display, search, and television marketing, as we identified opportunities to drive new customer growth.

Selling, general, and administrative expenses

SG&A expenses were $36.7 million for the three months ended June 30, 2021, compared to $14.8 million for the three months ended June 30, 2020, an increase of $21.9 million or 148%. The increase in SG&A was primarily driven by an increase in stock-based compensation expense to $8.4 million for the three months ended June 30, 2021, from $1.6 million for the three months ended June 30, 2020, an increase of $6.8 million.

Excluding stock-based compensation, employee compensation expense (comprised of salaries and wages, benefits, taxes, and performance bonuses) was $9.2 million for the three months ended June 30, 2021, compared to $4.2 million for the three months ended June 30, 2020, an increase of $5.0 million. Additionally, for the three months ended June 30, 2021, the increase in SG&A was due to $2.8 million of acquisition fees incurred for the purchase of businesses, a $2.6 million increase from professional services costs, a $1.9 million increase in higher director and officer insurance liability premiums as a result of becoming a public entity, a $1.2 million increase in order fulfillment and processing costs, and a $1.3 million increase in depreciation and amortization and software and hosting costs as a result of overall increased business activity from Company growth.

SG&A expenses were $98.4 million for the six months ended June 30, 2021, compared to $28.9 million for the six months ended June 30, 2020, an increase of $69.5 million or 241%. The increase in SG&A was primarily driven by an increase in stock-based compensation expense to $40.8 million for the six months ended June 30, 2021, from $2.7 million for the six months ended June 30, 2020, an increase of $38.1 million. Most of the increase in stock-based compensation was a result of expenses related to the earn-out consideration issued as part of the Merger, as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units ("RSUs"), both of which were contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the six months ended June 30, 2021, we also incurred $5.1 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger.

Excluding stock-based compensation and Merger bonuses, employee compensation expense was $17.0 million for the six months ended June 30, 2021, compared to $8.3 million for the six months ended June 30, 2020, an increase of $8.7 million.

Additionally, for the six months ended June 30, 2020, the increase in SG&A was due to a $6.4 million increase from professional services costs, a $3.4 million increase in higher director and officer insurance liability premiums as a result of becoming a public entity, $2.8 million of acquisition fees incurred for the purchase of businesses, a $2.4 million increase in order fulfillment and processing costs, and a $2.4 million increase in depreciation and amortization and software and hosting costs as a result of overall increased business activity from Company growth.

Other income (expense)

Other income was $8.3 million for the three months ended June 30, 2021, compared to other income of less than $0.1 million for the three months ended June 30, 2020, a change of $8.3 million. Other income was $5.4 million for the six months ended June 30, 2021, compared to other income of $0.3 million for the six months ended June 30, 2020, a change of $5.1 million. The change in other income for the three and six months ended June 30, 2021 from other income for the three and six months ended June 30, 2020 was driven primarily by the decrease in the change in fair value of the warrant liability in each period of $8.0 million and $5.2 million.

Provision for income taxes

Provision for income taxes was less than $0.1 million for the three months ended June 30, 2021 and 2020. Provision for income taxes was $0.1 million for the six months ended June 30, 2021 and 2020.

Liquidity and Capital Resources

From inception through the Merger, we financed our operations primarily from the sales of redeemable convertible preferred stock. Following the Merger, our principal sources of liquidity have been cash and cash equivalents in the amount of $107.1 million, which were primarily invested in money market funds; and investments in the amount of $210.2 million, which were primarily invested in corporate, government, and asset-backed bonds.

We have historically incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. We believe our existing cash resources and funds raised from the closing of the Merger are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

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

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(15,347)	$(5,346)
Net cash used in investing activities	(140,588)	(6,869)
Net cash provided by financing activities	235,605	36,082

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes marketing expenses and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $15.3 million for the six months ended June 30, 2021. The most significant component of our cash used was a net loss of $60.6 million. This included non-cash expense related to stock-based compensation of $43.4 million, depreciation and amortization totaling $0.9 million, warrant expense in connection with the Merger totaling $0.2 million, amortization of debt issuance costs of $0.1 million, and non-cash other loss of $1.0 million. Non-cash expense was partially offset by non-cash income of $5.3 million related to the change in fair value of our warrants. In addition, a cash inflow totaling $4.9 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $12.9 million. This inflow was partially offset by an increase in prepaid expenses and other current assets of $4.6 million, an increase in inventory of $3.0 million, a decrease in deferred revenue of $0.3 million, and an increase in other long-term assets of $0.1 million.

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2020. The most significant component of our cash used was a net loss of $7.0 million. This included non-cash expense related to stock-based compensation of $3.3 million, and depreciation and amortization totaling $0.4 million. In addition, a cash outflow totaling $2.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $2.0 million, an increase in prepaid expenses and other current assets of $1.0 million, and a decrease in accounts payable and accrued liabilities of $0.3 million. This outflow was partially offset by a decrease in other long-term assets of $0.7 million, an increase in deferred revenue of $0.3 million, and an increase in other long-term liabilities of $0.1 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, investment in website development and internal-use software, as well as acquisitions and purchase of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2021 was $140.6 million, which was primarily due to net investment cash outflows of $137.9 million, as well as investment in website development and internal-use software of $1.8 million, business acquisitions net of cash acquired of $0.7 million, and purchases of property, equipment, and intangible assets of $0.1 million.

Net cash used investing activities for the six months ended June 30, 2020 was $6.9 million, which was primarily due to net investment cash outflows of $5.0 million, investment in website development and internal-use software of $1.1 million, and purchases of property, equipment, and intangible assets of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $235.6 million, which was primarily due to the proceeds from the issuance of Class A common stock as a result of the Merger of $197.7 million, proceeds from the PIPE Investment of $75.0 million, proceeds received from employee repayment of promissory notes of $1.2 million, and proceeds from the exercise of warrants and stock options of $1.1 million. This cash inflow was partially offset by payments related to pre-closing stock repurchases of $22.0 million, payments for Merger transaction costs of $12.9 million, and $4.5 million for tax payments related to net settlement of equity awards.

Net cash provided by financing activities for the six months ended June 30, 2020 was $36.1 million, which was primarily due to the net proceeds from the issuance of convertible preferred stock of $37.6 million. This cash inflow was partially offset by repayments of principal on term loan of $1.5 million.

Indebtedness

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank ("SVB"), upon Hims' request, SVB would issue letters of credit (the "Letters of Credit") in an aggregate amount not to exceed $2.0 million. This amount is reduced by the amount otherwise available with respect to the cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services identified in SVB's various agreements. On September 30, 2020, Hims entered into the First Loan Modification Agreement ("Loan Modification Agreement") and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of June 30, 2021, SVB issued on the Company's behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within non-current restricted cash on the consolidated condensed balance sheet.

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

Contractual Obligations and Commitments

Total rent expense for the three months ended June 30, 2021 and 2020, was $0.4 million and $0.7 million. Total rent expense for the six months ended June 30, 2021 and 2020, was $0.8 million and $1.4 million.

In January 2020, the Company entered into a 63-month non-cancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years.

Future minimum lease commitments subsequent to June 30, 2021 are as follows (in thousands):

2021	$768
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$6,677

As of June 30, 2021, the Company had contractual obligations to make $2.1 million in purchases related to cloud-based software contracts used in operations. These obligations are associated with multi-year agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the services. Obligations under contracts that we can cancel without a significant penalty or agreements with a term of one year or less are not considered.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report for the year ended December 31, 2020. Except for the addition of business combinations to the Company’s significant accounting policies and estimates relating to contingent consideration and purchase allocations in business combinations, there have been no changes to the Company's significant accounting policies and estimates in 2021 as outlined in our 2020 Annual Report.
Emerging Growth Company Status

We are an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). As an EGC, the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our condensed consolidated financial statements for the three and six months ended June 30, 2021 may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will no longer qualify as an EGC as of the end of the fiscal year ending December 31, 2021 and will become a Large Accelerated Filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore, we intend to adopt all accounting pronouncements currently deferred under the EGC election, which will be reflected in our 2021 Annual Report.

For as long as we continue to be an EGC, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor's attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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

As of June 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

As previously disclosed in Part I, ITEM 9A of our 2020 Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness. The material weakness related to not having adequate controls over accounting for complex transactions primarily related to errors in the accounting for warrants issued in connection with OAC's initial public offering and recorded in its pre-merger, historical consolidated financial statements through December 31, 2020. In response to this material weakness, our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. As previously disclosed, our remediation plan includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions. We expect to accomplish our remediation plan over time and we will continually review our remediation activities to determine that they are achieving the plan’s objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations.

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
•The price of our Class A common stock may be volatile.
•The sale or the perception of future sales of a substantial number of shares of our Class A common stock could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Risks Related to Hims & Hers' Business

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as "providers") to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, operating a licensed pharmacy and the compounding and distribution of pharmaceutical products, competition from other companies, whether online healthcare providers or traditional healthcare providers, hiring, integrating, training and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may not be successful in our women's health and wellness initiatives.

Our offerings originally catered towards men seeking treatment for conditions specifically affecting the male population, such as hair loss and erectile dysfunction. A substantial majority of our annual revenue to date has come from male customers. We began offering products and services for women in 2018 and this part of our business is still developing. We have less experience marketing our platform and its capabilities to women as compared to men. As a result, our efforts to attract new female customers and to retain existing customers may not be as successful.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based medical consultations with providers, and certain prescription medications and/or home-based laboratory testing that may be prescribed by the providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription and non-prescription medication for additional conditions, and access to laboratory testing. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to privacy or healthcare laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers' evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor's products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

In order to attract new customers and incentivize existing customers to purchase more of our offerings, we use social media, emails, text messages, celebrity influencers, and other marketing strategies to reach new and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

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

Additionally, we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached or information therein is misused, our business, financial condition, and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any federal or state healthcare, privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy, consumer consent, or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain data sets.

If we are unable to expand our marketing infrastructure, we may fail to increase the usage of our platform to meet our forecasts.

We first launched our services in 2017. As a result, we have limited experience marketing our offerings and engaging customers at our current scale. We derive a substantial majority of our revenue from customers' subscription-based purchases of prescription products made available through our platform. We expect to expand the conditions for which customers can seek treatment from providers through our platform, including fulfillment of prescription medication and, as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

A key element of our business strategy is the continued expansion of our marketing infrastructure to drive customer enrollment. As we increase our marketing efforts in connection with the expansion of our platform offerings, we will need to further expand the reach of our marketing networks. Our future success in this area will depend on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-consumer business models, ecommerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our solutions.

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

Our current business strategy is highly dependent on our platform and offerings achieving and maintaining market acceptance. Market acceptance and adoption of our business model and the products and services we make available depend on educating potential customers who may find our services and these products and services useful, as well as potential partners, suppliers, and providers, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our offerings as compared to those of competitors. If we are not successful in demonstrating to existing and potential customers the benefits of our services, our revenue may decline or we may fail to increase our revenue in line with our forecasts.

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise from:
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

In addition, our business model and the products and services we make available may be perceived by potential customers, providers, suppliers, and partners to be less trustworthy or effective than traditional medical care or competitive telehealth options, and people may be unwilling to change their current health regimens or adopt our offerings. Consumers who have healthcare insurance coverage may not wish to use the platform to access healthcare services or products for which insurance reimbursement is not available. Moreover, we believe that providers can be slow to change their treatment practices or approaches because of perceived liability risks or distrust of departures from traditional practice. Accordingly, we may face resistance to our offerings from brick-and-mortar providers until there is overwhelming evidence to convince them to alter their current approach.

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

The market for our model is new and rapidly evolving and we are expanding our business by offering access to consultation and treatment options for new conditions, and it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of our customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to providers, as well as our existing and potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of our affiliated pharmacies, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions that we could not similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

The markets for healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies who may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

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

We have recently experienced a period of rapid growth in our headcount and operations. The historical revenue of Hims & Hers grew from $26.7 million for the year ended December 31, 2018, to $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020. Our number of full-time employees has increased significantly over the last few years, from 41 employees as of December 31, 2018 to 181 employees as of December 31, 2020. We have also established operations in the United Kingdom, launched our affiliated pharmacy, and significantly increased the size of our customer base.

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

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs or contracts with physicians. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services and providers. Other practices, such as professionals splitting their professional fees with a non-professional, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician.

Through our platform, our customers gain access to one or more licensed providers, including medical doctors, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These providers are employed by or contracted with Affiliated Medical Groups to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. We enter into certain contractual arrangements with the Affiliated Medical Groups and their physician owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine. If our arrangements are deemed to be inconsistent with any applicable government entity's interpretation of a law or regulation prohibiting the corporate practice of medicine or a fee-splitting law, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine and fee-splitting may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals' relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

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

The activities and quality of healthcare providers treating our customers, including any potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

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

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, Affiliated Medical Groups, and/or providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, Affiliated Medical Groups, affiliated pharmacies, and/or providers from our operations. If our customers have negative experiences on our platform as a result of the activities or quality of providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•loss of key employees of the acquired company and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•difficulties in integrating and managing the combined operations, technologies, technology platforms, and products of the acquired companies, and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
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

Acquisitions can also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by customers, providers, partners, suppliers, or investors.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of the ongoing COVID-19 pandemic and its related resurgences. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our offerings, and could limit the ability of our pharmacy partners to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

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

The global COVID-19 pandemic and measures introduced by local, state, federal, and international jurisdictions to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy. Given recent resurgences in the COVID-19 pandemic, the timing and effectiveness of global efforts to roll out vaccines and the impacts of COVID-19 variants, the complete impact of the pandemic is still unknown and rapidly evolving.

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

We depend on the Affiliated Medical Groups and their providers to deliver quality healthcare consultations and services through our platform. Through our platform, providers are able to prescribe medication fulfilled by a partner pharmacy. Any interruption in the availability of a sufficient number of providers or supply from our partner or affiliated pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our partner or affiliated pharmacies, or are unable to obtain access for customers to low cost pharmaceutical products through such pharmacies, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group or partner or affiliated pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations.

XeCare LLC ("XeCare"), our affiliated pharmacy dedicated to our operations, launched in Ohio during the fiscal quarter ended March 31, 2021, and is in the process of obtaining licensure in additional geographies. We also recently acquired a telehealth platform operated by YoDerm, Inc., which also has an affiliated pharmacy dedicated to their operations: Apostrophe Pharmacy LLC (the "Apostrophe Pharmacy"). The operation of XeCare and Apostrophe Pharmacy will subject us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the "FDA"), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state's board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the "USPS") has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand XeCare's or the Apostrophe Pharmacy’s capabilities or any failure or perceived failure by us, XeCare, or the Apostrophe Pharmacy to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

We have limited experience determining the optimal prices for our offerings. As competitors introduce new solutions that compete with our offerings, especially in the telehealth market where we face significant competition, we may be unable to attract new customers, providers, or other partners at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our products and services and negatively impact our overall revenue. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross profit, profitability, financial position, and cash flows.

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

A significant portion of our inventory is stored in our Ohio facility and the Apostrophe Pharmacy facility and any damage or disruption at either facility may harm our business.

Our Ohio facility and the Apostrophe Pharmacy collectively have a significant portion of our inventory located at their facilities. A natural disaster, fire, power interruption, work stoppage, or other calamity at either of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our facility, machinery, or inventory were damaged or unusable, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

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

Our ability to offer access to telehealth services internationally is subject to the applicable laws governing remote care and the practice of medicine in the applicable jurisdiction. Each country's interpretation and enforcement of these laws is evolving and could vary significantly. We cannot provide assurance that we have accurately interpreted each such law and regulation. Moreover, these laws and regulations may change significantly as this manner of providing products and services evolves. New or revised laws and regulations (or interpretations thereof) could have a material adverse effect on our business, financial condition, and results of operations.

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

State legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the Affiliated Medical Groups, XeCare, and/or the Apostrophe Pharmacy with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The Affiliated Medical Groups and their providers' ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of XeCare and the Apostrophe Pharmacy to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states' regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers' ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or "live") communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as "store-and-forward" telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as some states’ regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications, including compounded products, can be dispensed and sold.

Because these are developing areas of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups', providers', or affiliated pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business or results of operations, which could be materially adverse. Even if we could predict such matters, we may not be able to reduce or eliminate the potential adverse impact of legislative or enforcement changes that could fundamentally change the dynamics of our industry.

Changes in insurance and healthcare laws, as well as the potential for further healthcare reform legislation and regulation, have created uncertainty in the healthcare industry and could materially affect our business, financial condition, and result of operations.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the "Health Care Reform Law," significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—we may accept reimbursement from insurance providers or other third parties in the future, and our business model could be impacted by healthcare reform whether or not we begin taking reimbursement or payments from third parties other than customers. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other state and local requirements and if we or our third-party suppliers fail to comply with federal, state, and local requirements, our ability to fulfill customers' orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, dietary supplements, and home or laboratory-based clinical testing. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Likewise, the regulation of home-based and laboratory testing is an evolving area and is subject to extensive federal, state, and local authorities. Failure to meet—or significant changes to—any federal, state, or local requirements attendant to the testing, production, distribution, labeling, packaging, handling, sales and marketing and/or other aspects of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information ("PII"). We believe that, because of our operating processes, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act ("HIPAA"), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. However, to the extent we begin accepting payment from third parties or insurance providers, we may become subject to HIPAA and could face penalties and fines if we fail to comply with applicable requirements of HIPAA and its implementing regulations. Regardless of whether or not we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

We have developed and maintain policies and procedures with respect to health information and personal information that we use or disclose in connection with our operations, including the adoption of administrative, physical, and technical safeguards to protect such information. As our business operations continue to develop, including through the launch of new product offerings or the development of new services, we may collect additional sensitive health and personal information from our customers that could create additional compliance obligations and may increase our exposure to compliance and regulatory risks regarding the protection and dissemination of such information.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted disease. These laws and regulations are often uncertain, contradictory, and subject to changed or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the Affiliated Medical Groups, and the providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases in which hackers have requested "ransom" payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in increased costs or loss of revenue.

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

Our intellectual property includes the content of our websites, our application, our software code, our electronic medical record system, our unregistered copyrights, and our trademarks. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, disclosure of trade secrets, and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

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

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, intellectual property rights, including use of an individual’s likeness and related trademarks, are a key asset of the celebrity influencers we work with and any use by us of such assets are often heavily negotiated. Our future success depends in part on not infringing upon the intellectual property rights of others. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties' intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

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

Changes in accounting rules, assumptions or judgments could materially and adversely affect us, including recent statements from the SEC regarding SPAC-related companies.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating financial statements from prior period(s). Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

For example, on April 12, 2021, the Staff of the SEC issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies ("SPACs") (the "Staff Statement"). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC's balance sheet as opposed to equity. Following the issuance of the Staff Statement, we restated our previously filed financial statements for the Non-Reliance Periods. As part of this restatement, we identified a material weakness in our internal control over financial reporting.

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

Our business involves third-party medical providers performing medical consultations and, if warranted, prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals, including compounded pharmaceuticals, by our affiliated pharmacies. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems or those of our vendors or suppliers, including our affiliated pharmacies, were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations could be harmed. We have implemented a disaster recovery program that allows us to move website traffic to a backup data center in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

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
•successful expansion of licensure and capabilities of our affiliated pharmacies;
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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue investing substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from business operations to compliance activities. If our efforts to comply with new or existing laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The rules and regulations applicable to public companies has made it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, fair value of stock-based compensation, consolidation of variable interest entities, and accounting for business combinations. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

We identified a material weakness in our internal control over financial reporting. If we do not adequately address this material weakness or if other material weaknesses or significant deficiencies in our internal control over financial reporting are discovered, this could adversely affect our business and the market price of our Class A common stock.

We identified a material weakness in our internal control over financial reporting as of December 31, 2020, the disclosure of which may have an adverse impact on the price of our Class A common stock (please refer to Part I, ITEM 4 of this quarterly report on Form 10-Q for further discussion). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness led to incorrect presentation of our Warrants in prior periods, which resulted in the restatement of (i) the Company's audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 and (ii) the condensed consolidated unaudited financial statements included in the Company's quarterly reports on Form 10-Q for (a) the three months ended March 31, 2020, (b) the three and six months ended June 30, 2020, and (c) the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period from April 9, 2019 (inception) through September 30, 2019.

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

We are required to provide management's attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company. When we cease to be an "emerging growth company," we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us governed by the internal affairs doctrine. The forgoing provisions will not apply to any claims arising under the Securities Act, and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. Notwithstanding the foregoing, the provisions of Article XII of our certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

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

We are an "emerging growth company" within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We expect to lose our EGC status on December 31, 2021 and qualify as a large accelerated filer based on our market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Because we expect to lose our EGC status on December 31, 2021, we intend to adopt all accounting pronouncements currently deferred under the EGC election according to public company standards, which will be reflected in our 2021 Annual Report.

Additionally, we are a "smaller reporting company" as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until December 31, 2021, when we expect to lose our smaller reporting company status based on our market capitalization as of June 30, 2021. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The price of our Class A common stock may be volatile.

The price of our Class A common stock may fluctuate due to a variety of factors, including:
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

These market and industry factors may materially reduce the market price of our Class A common stock regardless of our operating performance.

The sale or the perception of future sales of a substantial number of shares of our Class A common stock could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

Immediately following the completion of the Merger, the former Hims stockholders owned approximately 83.5% of the total outstanding shares of Class A common stock and Class V common stock.

Although the Sponsor is subject to certain lock-up restrictions regarding the transfer of shares of Class A common stock, these shares may be sold after the expiration of the applicable lock-up under the Sponsor Agreement, dated as of September 30, 2020. In addition, the lock-up restrictions applicable to certain shares of Class A common stock held by former Hims stockholders expired in July 2021. We have filed a resale shelf registration statement on Form S-1 (No. 333-252814) that relates to the offer and sale from time to time by the selling securityholders named in that prospectus of up to 174,516,077 shares of Class A common stock. The market price of our Class A common stock could decline if the holders of currently or previously restricted shares sell them or are perceived by the market as intending to sell them.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 9, 2021, we issued 88 shares of restricted Class A common stock upon the exercise of certain warrants issued to a former Hims equityholder in the Merger, for which we received an aggregate of $1,012.00. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 10, 2021, our Board of Directors approved the Hims & Hers Health, Inc. Incentive Bonus Plan (the "Bonus Plan") pursuant to which the Company may adopt bonus programs for its employees and affiliates, including its executive officers. Bonuses may be based on performance criteria established by the plan administrator which may be based on Company or individual performance, on an absolute or relative basis, and may be paid in cash or in the form of equity awards granted under the Hims & Hers Health, Inc. 2020 Equity Incentive Plan or another equity incentive plan maintained by the Company. The foregoing description of the Bonus Plan does not purport to be complete and is qualified in its entirety by the full text of the Bonus Plan, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Hims & Hers Health, Inc. Incentive Bonus Plan*+

10.2	Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc., dated January 27, 2020*†

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Denotes management compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 11, 2021

Hims & Hers Health, Inc.

By:	/s/ Spencer Lee
Name: Spencer Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)