Form 10-Q
period 2021-09-30
Hims & Hers Health, Inc.
filed 2021-11-10
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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
Registrant’s telephone number, including area code

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, 195,535,515 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,772	$27,344
Short-term investments	187,653	72,864
Inventory	10,858	3,543
Prepaid expenses and other current assets	10,950	5,404
Deferred transaction costs	—	3,929
Total current assets	274,233	113,084
Restricted cash	856	1,006
Other long-term assets	7,167	4,548
Intangibles, net	26,932	59
Goodwill	110,881	—
Total assets	$420,069	$118,697
Liabilities, mezzanine equity, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$16,094	$8,066
Accrued liabilities	11,206	4,984
Deferred revenue	1,993	1,272
Earn-out liabilities	23,205	—
Warrant liabilities	—	906
Total current liabilities	52,498	15,228
Earn-out liabilities	11,200	—
Other long-term liabilities	1,218	381
Total liabilities	64,916	15,609
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable convertible preferred stock par value $0.0001, 275,000,000 and 95,997,674 shares authorized and nil and 93,328,118 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; liquidation preference of nil and $268,452 as of September 30, 2021 and December 31, 2020, respectively	—	249,962
Total mezzanine equity	—	249,962
Stockholders' equity (deficit):
Common stock – Class A shares, par value $0.0001, 2,750,000,000 and 166,696,759 shares authorized and 195,439,626 and 46,025,754 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of September 30, 2021; Class F shares, par value $0.0001, 6,941,352 shares authorized, issued, and outstanding as of December 31, 2020	20	—
Additional paid-in capital	602,975	24,429
Accumulated other comprehensive loss	(52)	(11)
Accumulated deficit	(247,790)	(171,292)
Total stockholders' equity (deficit)	355,153	(146,874)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$420,069	$118,697
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$74,173	$41,324	$187,179	$107,291
Cost of revenue	19,301	10,047	44,783	29,733
Gross profit	54,872	31,277	142,396	77,558
Operating expenses:
Marketing	38,293	15,102	93,195	39,675
Selling, general, and administrative	44,240	19,496	142,678	48,401
Total operating expenses	82,533	34,598	235,873	88,076
Loss from operations	(27,661)	(3,321)	(93,477)	(10,518)
Other income (expense):
Change in fair value of liabilities	8,328	(2,527)	13,610	(2,477)
Interest expense	—	—	—	(10)
Other income, net	219	8	320	223
Total other income (expense), net	8,547	(2,519)	13,930	(2,264)
Loss before income taxes	(19,114)	(5,840)	(79,547)	(12,782)
Benefit (provision) for income taxes	3,173	(31)	3,049	(103)
Net loss	(15,941)	(5,871)	(76,498)	(12,885)
Other comprehensive (loss) income	(12)	6	(41)	(12)
Total comprehensive loss	$(15,953)	$(5,865)	$(76,539)	$(12,897)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.16)	$(0.42)	$(0.36)
Weighted average shares outstanding:
Basic and diluted	200,038,761	35,614,598	181,867,522	35,345,972
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders' Equity (Deficit) (Unaudited)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	206,031,290	$249,962	—	$—	116,930,602	$—	$24,429	$(11)	$(171,292)	$(146,874)
Recapitalization	(112,703,172)	—	—	—	(63,963,496)	5	(5)	—	—	—
Balance as of December 31, 2020	93,328,118	249,962	—	—	52,967,106	5	24,424	(11)	(171,292)	(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	—	—	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of preferred stock to common stock	(93,121,607)	(249,837)	—	—	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	—	—	1,867,292	—	21,678	—	—	21,678
Issuance of common stock upon Merger, net of transaction costs of $16.2 million	—	—	—	—	23,892,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	—	—	7,500,000	1	74,999	—	—	75,000
Issuance of earn-out shares to common stockholders	—	—	—	—	14,153,520	1	—	—	—	1
Exercise of vested stock options	—	—	—	—	37,887	—	80	—	—	80
Vesting of early-exercised stock options	—	—	—	—	—	—	54	—	—	54
Warrant expense in connection with Merger	—	—	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	—	—	34,230	—	—	34,230
Other comprehensive loss	—	—	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	—	(51,404)	(51,404)
Balance as of March 31, 2021	—	—	—	—	191,351,403	18	515,216	(72)	(222,696)	292,466
Issuance of common stock for Merger transaction costs of $2.5 million	—	—	—	—	250,000	—	—	—	—	—
Issuance of common stock for acquisition of business	—	—	—	—	624,880	—	1,949	—	—	1,949
Exercise of Class A common stock warrants	—	—	—	—	88	—	1	—	—	1
Issuance of common stock upon vesting of RSUs, net of tax withholdings	—	—	—	—	725,740	1	(1,959)	—	—	(1,958)
Exercise of vested stock options	—	—	—	—	294,374	—	178	—	—	178
Vesting of early-exercised stock options, net of cancelations	—	—	—	—	(2,643)	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	9,491	—	—	9,491
Other comprehensive income	—	—	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	—	—	(9,153)	(9,153)
Balance as of June 30, 2021	—	—	—	—	193,243,842	19	524,924	(40)	(231,849)	293,054
Issuance of common stock for acquisition of business	—	—	—	—	8,074,935	1	50,664	—	—	50,665
Issuance of common stock for Class A common stock warrant redemption	—	—	—	—	1,958,615	—	16,967	—	—	16,967
Issuance of common stock upon vesting of RSUs, net of tax withholdings	—	—	—	—	159,247	—	(651)	—	—	(651)
Exercise of vested stock options	—	—	—	—	380,779	—	313	—	—	313
Vesting of early-exercised stock options, net of cancelations	—	—	—	—	(169)	—	41	—	—	41
Stock-based compensation	—	—	—	—	—	—	10,717	—	—	10,717
Other comprehensive loss	—	—	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	—	—	(15,941)	(15,941)
Balance as of September 30, 2021	—	$—	—	$—	203,817,249	$20	$602,975	$(52)	$(247,790)	$355,153

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	186,573,651	$186,741	1,627,132	$4,500	113,887,093	$—	$13,383	$2	$(153,178)	$(139,793)
Recapitalization	(102,059,460)	—	(890,074)	—	(62,298,481)	—	—	—	—	—
Balance as of December 31, 2019	84,514,191	186,741	737,058	4,500	51,588,612	—	13,383	2	(153,178)	(139,793)
Issuance of Series D convertible preferred stock, net of issuance costs of $0.1 million	4,537,700	31,511	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	226	—	—	—	—	—
Early exercise of unvested stock options	—	—	—	—	226	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	—	—	11	—	—	11
Forfeiture of unvested early-exercised shares	—	—	—	—	(46,242)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,404	—	—	1,404
Expiration of the Class A common stock redemption right	—	—	(737,058)	(4,500)	737,058	—	4,500	—	—	4,500
Other comprehensive loss	—	—	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	—	—	(6,033)	(6,033)
Balance as of March 31, 2020	89,051,891	218,252	—	—	52,279,880	—	19,298	(40)	(159,211)	(139,953)
Issuance of Series D convertible preferred stock	868,768	6,028	—	—	—	—	—	—	—	—
Exercise of Series C convertible preferred stock warrants	583,632	3,852	—	—	—	—	—	—	—	—
Exercise of vested stock options	—	—	—	—	15,043	—	27	—	—	27
Early exercise of unvested stock options	—	—	—	—	10,438	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	—	—	9	—	—	9
Forfeiture of unvested early-exercised shares	—	—	—	—	(509,602)	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	1,925	—	—	1,925
Other comprehensive income	—	—	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	—	—	(981)	(981)
Balance as of June 30, 2020	90,504,291	228,132	—	—	51,795,759	—	21,259	(16)	(160,192)	(138,949)
Issuance of Series D convertible preferred stock	2,065,594	14,361	—	—	—	—	—	—	—	—
Exercise of Series C convertible Preferred Stock warrants	280,924	2,675	—	—	—	—	—	—	—	—
Exercise of Class A common stock warrants	—	—	—	—	143,452	—	8	—	—	8
Exercise of vested stock options	—	—	—	—	122,810	—	44	—	—	44
Early exercise of unvested stock options	—	—	—	—	11,313	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	—	—	7	—	—	7
Stock-based compensation	—	—	—	—	—	—	1,414	—	—	1,414
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(5,871)	(5,871)
Balance as of September 30, 2020	92,850,809	$245,168	—	$—	52,073,334	$—	$22,732	$(10)	$(166,063)	$(143,341)
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(76,498)	$(12,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,445	692
Stock-based compensation	55,259	4,743
Change in fair value of liabilities	(13,610)	2,477
Warrant expense in connection with Merger	154	—
Lease termination expense	—	1,846
Amortization of debt issuance costs	144	251
Net amortization on securities	1,732	21
Benefit for deferred taxes	(3,178)	—
Non-cash other	871	—
Changes in operating assets and liabilities:
Inventory	(6,928)	(735)
Prepaid expenses and other current assets	2,635	37
Other long-term assets	(58)	777
Accounts payable	6,306	(897)
Accrued liabilities	(794)	1,149
Deferred revenue	217	(65)
Other long-term liabilities	(4)	379
Net cash used in operating activities	(31,307)	(2,210)
Investing activities
Purchases of investments	(219,361)	(84,015)
Maturities of investments	99,375	43,790
Proceeds from sales of investments	3,465	11,550
Acquisition of businesses, net of cash acquired	(46,468)	—
Investment in website development and internal-use software	(3,242)	(1,651)
Purchases of property, equipment, and intangible assets	(279)	(1,293)
Net cash used in investing activities	(166,510)	(31,619)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	51,927
Pre-closing stock repurchase	(22,027)	—
Proceeds from issuance of common stock upon Merger	197,686	—
Proceeds from PIPE	75,000	—
Payments for transaction costs	(12,851)	(2,074)
Proceeds from repayment of promissory notes associated with vested and unvested shares	1,193	—
Proceeds from exercise of Class A common stock warrants, net of redemption payments	787	—
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	567	111
Repayments of principal on term loan	—	(1,515)
Payments for taxes related to net share settlement of equity awards	(5,234)	—
Net cash provided by financing activities	235,121	48,449
Foreign currency effect on cash and cash equivalents	(26)	(11)
Increase in cash, cash equivalents, and restricted cash	37,278	14,609
Cash, cash equivalents, and restricted cash at beginning of period	28,350	22,797
Cash, cash equivalents, and restricted cash at end of period	$65,628	$37,406
Supplemental disclosures of cash flow information
Cash paid for taxes	$279	$246
Cash paid for interest	—	10
Non-cash investing and financing activities
Expiration of Class A common stock redemption right	$—	$4,500
Exercise of convertible preferred stock warrants	—	6,508
Recapitalization of redeemable convertible preferred stock from pre-closing stock repurchase	125	—
Conversion of redeemable convertible preferred stock to common stock	249,837	—
Assumption of Merger warrants liability	51,814	—
Redemption/exercise of Class A common stock warrants	37,834	—
Reclassification of deferred transaction costs	3,929	—
Conversion of Series D preferred stock warrants to Class A common warrants	1,160	—
Deferred transaction costs payable	—	577
Purchase of property and equipment included in accounts payable	—	35
Change in transaction costs payable	568	—
Vesting of early-exercised stock options	147	27
Common stock issued, contingent consideration, and liabilities assumed in acquisition of businesses	99,958	—
Equity awards classified as prepaid expenses	2,625	—

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company”), formerly known as Oaktree Acquisition Corp. (“OAC”), is a direct-to-customer telehealth company incorporated in Delaware. The Company’s mission is to make healthcare accessible, affordable, and convenient for everyone. The Company designed and built a digitally native, cloud-based technology centered around the consumer, and designed everything with the consumer in mind. The Company’s proprietary websites, telehealth platform, electronic medical records system, and pharmacy integration combine to provide customers with a seamless, easy-to-use, digital-first experience.

The Company offers a range of health and wellness products and services available for purchase directly by customers on the Company’s websites, the Company’s mobile application starting in November 2021, and through wholesale partners.

On January 20, 2021 (the “Closing Date”), OAC completed the acquisition of Hims, Inc. (“Hims”) pursuant to the Agreement and Plan of Merger dated as of September 30, 2020 (the “Merger Agreement”) by and among OAC, Hims, and Rx Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of OAC (“Merger Sub”). The Merger Agreement provided for, among other things, the combination of Hims and OAC pursuant to the merger of Merger Sub with and into Hims, with Hims continuing as the surviving entity and as a wholly-owned subsidiary of OAC, which changed its name to Hims & Hers Health, Inc. (the “Merger”).

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

Prior to the Merger, OAC ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “OAC” and “OAC WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NYSE under the ticker symbols “HIMS” and “HIMS WS”, respectively. One of the primary purposes of the Merger was to provide a platform for Hims to gain access to the U.S. capital markets. See Note 3 – Recapitalization for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements as of September 30, 2021 are unaudited. The condensed consolidated balance sheet as of December 31, 2020, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020 (the “audited consolidated financial statements”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and reflect, in management’s opinion, all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s balance sheet, results of operations, and cash flows for the periods presented, but are not necessarily indicative of the results expected for the full fiscal year or any other period.

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

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
For the three and nine months ended September 30, 2021 and 2020, the Company had operations primarily in the United States and immaterial operations in the United Kingdom.

Except for the addition of business combinations to the Company’s significant accounting policies, there have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2020, that have had a material impact on these condensed consolidated financial statements and related notes.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation and recognition of warrants, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, valuation of earn-out liabilities, and estimates in capitalization of website development and internal-use software costs. Management believes that the estimates and judgments upon which it relies, are reasonable based upon information available to it at the time that these estimates and judgments were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Segment Reporting

The Company is managed as a single operating segment on a consolidated basis, inclusive of acquisitions. The Company determined that the Chief Executive Officer (“CEO”) is the chief operating decision maker as he is responsible for making decisions regarding the allocation of resources and assessing performance as well as for strategic operational decisions and managing the organization at a consolidated level.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity or remaining maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash and cash equivalents with financial institutions.

The restricted cash balance comprises cash collateral that is held by the Company’s primary financial institution to secure a letter of credit issued as a security deposit for the Company’s warehouse facility in New Albany, Ohio. In 2020, the Company

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
also had cash collateral for use of the financial institution’s cash management services. See Note 11 – Borrowing Arrangements for further details.

Total cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$64,772	$27,344
Restricted cash	856	1,006
Total cash, cash equivalents, and restricted cash	$65,628	$28,350

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

The investments, if any, are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive loss, except for other-than-temporary impairments. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other income (expense) on the condensed consolidated statements of operations and comprehensive loss.

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

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups (defined below). Additionally, the Company offers a range of health and wellness products through wholesale partners.

Revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Online	$72,032	$38,829	$180,858	$100,637
Wholesale	2,141	2,495	6,321	6,654
Total revenue	$74,173	$41,324	$187,179	$107,291

For online revenue, the Company defines its customer as an individual who purchases products or services through websites. For wholesale revenue, the Company defines its customer as a wholesale partner. The transaction price in the Company’s

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation include two performance obligations: access to (i) products and (ii) consultation services. The Company’s contracts for prescription refills and contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for services over the period of the consultation service, which is typically a few days. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus margin-based estimates. For each of the three and nine months ended September 30, 2021 and 2020, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups”, which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 9 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with certain affiliated and third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) to fill prescriptions that are ordered by the Company’s customers for fulfillment through the Company’s websites. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

The Company estimates refunds using the expected value method based on historical refunds granted to customers. The Company updates its estimate at the end of each reporting period and recognizes the estimated amount as contra-revenue with a corresponding refund liability. Sales, value-added, and other taxes are excluded from the transaction price and, therefore, from revenue.

The Company has made an accounting policy election to account for shipping activities, consisting of direct costs to ship products performed after the control of a product has been transferred to the customer, in cost of revenue.

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the condensed consolidated balance sheets since the associated revenue will be primarily recognized within the following fiscal period. For wholesale arrangements, payments are collected in accordance with contract terms.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, and restricted stock units (“RSUs”), are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton (“BSM”) option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company’s Chief Executive Officer (“CEO”) with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the vesting term of four years for options, warrants, and RSUs that do not have performance or market conditions. Stock options and RSUs with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 15 – Common Stock), and warrants to purchase preferred stock as liabilities (discussed in Note 14 – Redeemable Convertible Preferred Stock). At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense) within the condensed consolidated statements of operations and comprehensive loss. Warrant liabilities are adjusted for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants. Since all liability-classified warrants were exercised or redeemed as of September 30, 2021, the associated warrant liabilities were reclassified to additional paid-in capital.

Recently Adopted Accounting Pronouncements

The Company qualifies as an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act. This classification allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, and the Company has elected to use adoption dates applicable to private companies. The Company will lose its EGC status on December 31, 2021 and qualify as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, the Company will adopt all accounting pronouncements currently deferred under the EGC election according to public company standards beginning with its Annual Report on Form 10-K for the year ending December 31, 2021 (“2021 Annual Report”), including interim period disclosures within that filing. The adoption dates for the new accounting pronouncements disclosed below have been presented accordingly.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles – Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for smaller reporting companies for annual reporting periods beginning after December 15, 2022, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2021, the Company elected to early adopt ASU 2017-04, and the adoption had no impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The standard is effective for public companies for annual periods beginning after December 15, 2019, with early adoption permitted for removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The Company adopted this disclosure requirement for the year ended December 31, 2020 and disclosures are presented accordingly.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. The ASU establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition on the income statement. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. ASU 2016-12 is effective for annual periods beginning after December 15, 2018 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual and interim periods beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt Topic 842 for the 2021 Annual Report. The Company is still evaluating the adoption approach as well as the impact of adopting this ASU, and expects to report increased assets and liabilities as a result of recording ROU assets and lease liabilities.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to require the measurement of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also amended the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The standard is effective for nonpublic companies for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the update for the 2021 Annual Report. The Company does not expect the impact of the adoption of this ASU to be material.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt the update for the 2021 Annual Report. The Company does not expect the impact of the adoption of this ASU to be material.

3. Recapitalization

As discussed in Note 1 – Organization, on the Closing Date, OAC completed the acquisition of Hims and acquired 100% of Hims’ shares and Hims received gross proceeds of $197.7 million. Transaction costs of $18.7 million, which consist of legal, accounting, and other professional services directly related to the Merger, are included in additional paid-in capital on the condensed consolidated balance sheet. On the Closing Date, each Hims stockholder received approximately 0.4530 shares of the Company’s Class A common stock, par value $0.0001 per share, for each share of Hims Class A common stock, par value $0.000001 per share, that such stockholder owned (with the CEO receiving 0.4530 shares of Hims & Hers Class V common stock, par value $0.0001 per share, for each share of Hims Class V common stock, par value $0.000001 per share, that the CEO owned). Each Hims stockholder also received 0.0028 warrants exercisable for the Company’s Class A common stock, for each share of Hims Class A or Class V common stock owned by such stockholder prior to the Merger and earn-out shares at an exchange ratio of 0.0443. See Note 14 – Redeemable Convertible Preferred Stock and Note 15 – Common Stock for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

As additional consideration, OAC also granted 888,143 OAC Class A common stock warrants (“Parent Warrants”) to Hims’ stockholders, 3,443 Parent Warrants to warrant holders, and approximately 35,000 RSUs to Hims’ option and RSU holders (“Parent Warrant RSUs”).

All equity awards of Hims were assumed by OAC and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 0.4530. Each award of the Hims’ RSUs was converted into RSUs of the Company based on an exchange ratio of 0.4530. Similarly, all outstanding Hims warrants were converted at an exchange ratio of 0.4530.

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Hims was determined to be the accounting acquirer since Hims’ shareholders prior to the Merger had the greatest voting interest in the combined entity, Hims’ shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Hims comprises all of the ongoing operations, and Hims’ senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of Hims and its wholly-owned subsidiaries as if Hims, rather than OAC, is the predecessor to the Company. No step-up basis of intangible assets or goodwill was recorded and net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Hims. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 Company shares for 1 Hims share).

Merger Earn-Out Shares

Following the closing of the Merger, holders of Hims’ common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 16,000,000 shares of Company Class A common stock (or equivalent equity award) that would vest (in part) in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period on or prior to the date that is five years following the Closing Date. These shares of restricted Class A common stock and equivalent equity awards would also vest in connection with an acquisition of the Company if the applicable thresholds were met in any sale (as defined in the Merger Agreement) but subject to the same five-year deadline. In February 2021, all earn-out thresholds were met. In the first quarter of 2021, earn-out awards related to option holders received final approval by the Board of Directors. The earn-out shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet the criteria for equity classification.

PIPE Investment

Concurrently with the execution of the Merger Agreement, OAC entered into subscription agreements on September 30, 2020 with certain investors (the “PIPE Investors”) pursuant to which such investors collectively subscribed for 7,500,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $75.0 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.

4. Acquisitions

The Company completed two acquisitions in 2021 and accounted for these transactions using the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Fair values were determined using income approaches. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed.

Honest Health Limited

In June 2021, the Company acquired all of the outstanding equity of Honest Health Limited (“HHL”), an entity located in the United Kingdom that offers health and wellness products and services, to further expand its operations in the United Kingdom. The purchase price for accounting purposes was $4.8 million, including cash paid upfront and payable in the future, an

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
aggregate of 624,880 shares of the Company’s Class A common stock valued at $1.9 million, and contingent consideration of $1.2 million. The purchase agreement includes up to $10.0 million of potential earn-out payable upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense.

The purchase price for accounting purposes excludes stock and cash consideration to be paid by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 13 – Stock-Based Compensation for additional details. The Company also incurred acquisition costs of $1.8 million directly related to the acquisition, which were recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Trade name	$1,470
Other intangible assets	570
Goodwill	2,739
Other net assets	24
Net assets acquired	$4,803

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

Apostrophe

In July 2021, the Company acquired all of the outstanding equity of YoDerm, Inc. (“Apostrophe”), an entity located in the United States that offers health and wellness products and services. The purchase price for accounting purposes was $131.6 million, including cash payment of $48.2 million, an aggregate of 8,074,935 shares of the Company’s Class A common stock valued at $50.7 million, and contingent consideration of $32.7 million. The purchase agreement includes up to $50.0 million of potential earn-out payable upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense.

The purchase price for accounting purposes excludes stock consideration issued by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 13 – Stock-Based Compensation for additional details. The Company also incurred acquisition costs of $4.9 million directly related to the acquisition, which

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
were recorded within selling, general, and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Trade name	$22,700
Other intangible assets	3,140
Goodwill	108,142
Other net liabilities	(2,346)
Net assets acquired	$131,636

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

Amortization expense related to identified intangible assets, which include trade name, developed technology, and customer relationships, is recognized on a straight-line basis over the assets’ useful lives of two to ten years, within selling, general, and administrative expense on the condensed consolidated statements of operations and comprehensive loss. Amortization expense for the three and nine months ended September 30, 2021 was $0.9 million.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The acquired goodwill of $108.1 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recognized upon acquisition is not expected to be deductible for U.S. income tax purposes.

From the acquisition date through September 30, 2021, the Company recognized revenue related to Apostrophe of approximately $5 million. Incremental pro forma revenue attributed to Apostrophe, assuming the acquisition had occurred as of January 1, 2020, would have been approximately $5 million and $3 million for the three months ended September 30, 2021 and 2020, and approximately $15 million and $9 million for the nine months ended September 30, 2021 and 2020. The unaudited pro forma revenue is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2020. Pro forma earnings of Apostrophe, assuming the acquisition had occurred as of January 1, 2020, as well as earnings generated during the period after the acquisition date, were not material and accordingly have not been presented.

5. Investments

Short-term investments as of September 30, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$149,606	$1	$(12)	$149,595
Government bonds	15,499	—	—	15,499
Asset-backed bonds	22,559	1	(1)	22,559
Total short-term investments	$187,664	$2	$(13)	$187,653

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Short-term investments as of December 31, 2020, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$55,224	$5	$(2)	$55,227
Government bonds	14,121	2	—	14,123
Asset-backed bonds	3,514	—	—	3,514
Total short-term investments	$72,859	$7	$(2)	$72,864

6. Inventory

Inventory consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$9,230	$2,856
Raw materials	1,628	687
Total inventory	$10,858	$3,543

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade and other receivables, net	$1,324	$1,147
Prepaid expenses	8,910	2,691
Other current assets	716	1,566
Total prepaid expenses and other current assets	$10,950	$5,404

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Marketing expenses	$4,344	$1,122
Payroll costs	3,101	919
Professional services	866	1,241
Tax payables	755	651
Warrant exercise deposit liability	—	664
Other accrued liabilities	2,140	387
Total accrued liabilities	$11,206	$4,984

9. Variable Interest Entities

In order for customers to obtain a prescription product, customers must complete a consultation with a Provider on the Company’s websites through one of the Affiliated Medical Groups and receive a written prescription by the applicable Provider.

The Affiliated Medical Groups and the Company do not have any shareholders in common. The Affiliated Medical Groups are 100% owned by licensed Providers. The Company is party to service agreements with the Affiliated Medical Groups pursuant

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
to which the Company provides management and administrative services and collects the medical consultation fees from customers on behalf of the Affiliated Medical Groups.

In October 2020, the Company also entered into service agreements with XeCare LLC (“XeCare”), a licensed mail order pharmacy affiliated with the Company which provides prescription fulfillment services solely to the Company’s customers. Similarly, as part of the Apostrophe acquisition discussed in Note 4 – Acquisitions, the Company entered into service agreements with Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, together with XeCare, the “Affiliated Pharmacies”), which also provides prescription fulfillment services solely to the Company’s customers.

The Affiliated Medical Groups and Affiliated Pharmacies are legal entities that the Company has determined qualify as variable interest entities (“VIEs”). The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s condensed consolidated financial statements.

As of September 30, 2021 and December 31, 2020, the Company’s condensed consolidated balance sheets included current and total assets of $1.5 million and $1.4 million for the VIEs. As of September 30, 2021 and December 31, 2020, current liabilities were $1.4 million and $0.8 million and total liabilities were $1.8 million and $1.2 million. All amounts are after elimination of intercompany transactions and balances.

The results of operations and cash flows of the VIEs are included in the Company’s condensed consolidated financial statements. For the three months ended September 30, 2021 and 2020, the VIEs charged the Company $7.2 million and $5.6 million for services rendered. For the nine months ended September 30, 2021 and 2020, the VIEs charged the Company $14.8 million and $9.2 million for services rendered. For the three months ended September 30, 2021 and 2020, operations of the VIEs generated a net loss of $0.7 million and net income of $1.4 million inclusive of administrative expenses. For the nine months ended September 30, 2021 and 2020, operations of the VIEs generated net losses of $3.6 million and $0.7 million inclusive of administrative expenses.

10. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$57,575	$—	$—	$57,575
Government bonds	—	3,024	—	3,024
Short-term investments:
Corporate bonds	—	149,595	—	149,595
Government bonds	—	15,499	—	15,499
Asset-backed bonds	—	22,559	—	22,559
Restricted cash:
Money market funds	856	—	—	856
Total assets	$58,431	$190,677	$—	$249,108
Liabilities
Earn-out liabilities, current	—	—	23,205	23,205
Earn-out liabilities, long-term	—	—	11,200	11,200
Total liabilities	$—	$—	$34,405	$34,405

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020, is as follows (in thousands):

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2021 and December 31, 2020, due to their short-term nature. All other financial instruments except for warrant liabilities related to the preferred stock warrants, Private Placement Warrants, and earn-out liabilities are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The warrant liabilities related to the preferred stock warrants and Private Placement Warrants contain significant unobservable inputs including the expected term and with respect to the preferred stock warrants, the share exchange ratio in evaluating the fair value of underlying common stock and exercise price. Therefore, warrant liabilities associated with the preferred stock warrants and Private Placement Warrants were evaluated to be Level 3 fair value measurements.

As of December 31, 2020, the Company used a BSM option-pricing model to determine the value of the outstanding Series D preferred stock warrants (that replaced the Series C preferred stock warrants as discussed in Note 11 – Borrowing Arrangements). Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants and recognized in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.

For the nine months ended September 30, 2021, changes in warrant liabilities were primarily related to changes in liabilities for warrants assumed as part of the recapitalization, including Private Placement Warrants and Public Warrants (defined and discussed in Note 15 – Common Stock). The Company valued the Private Placement Warrants using a Monte Carlo valuation simulation. Inherent in a Monte Carlo simulation are assumptions related to expected term, volatility, risk-free interest rate, and dividend yield. The expected term of the warrants was determined to be equivalent to their remaining contractual term and includes consideration of the redemption features that were incorporated into the Monte Carlo model. The Company derived the volatility of its Class A common stock based on average historical stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury’s rates of U.S. Treasury zero-coupon bonds with a maturity similar to the expected term of the Private Placement Warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The following assumptions were used for the valuation of the Private Placement Warrants on the settlement date:

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

Expected term	0.16
Volatility	65.0%
Risk-free rate	—%
Dividend yield	—%

The Public Warrants were valued using the listed trading price on the relevant settlement date. On July 9, 2021, the Company called the Public Warrants and the Parent Warrants for redemption. Refer to Note 15 – Common Stock for additional detail.

The change in the fair value of warrant liabilities is as follows (in thousands):

Balance at December 31, 2020	$906
Conversion of Series D preferred stock warrants to Class A common stock warrants	(1,160)
Private Placement Warrants and Public Warrants	51,814
Redeemed/exercised warrants	(37,859)
Change in fair value	(13,701)
Balance at September 30, 2021	$—

As of September 30, 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value. Due to the exercise and conversion to Class A common stock warrants of all preferred stock warrants and exercise of all of the Private Placement Warrants during the period, there were no longer any Level 3 warrant liabilities.

The Company used Level 3 fair value measurements when determining earn-out liabilities as well as intangible assets obtained in the acquisitions of HHL and Apostrophe.

The fair value of the earn-out liabilities associated with the acquisitions of HHL and Apostrophe were determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. This is considered a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving the revenue targets. The undiscounted range of contingent purchase consideration is nil to $3.3 million for HHL, and nil to $49.4 million for Apostrophe. The following assumptions were used to determine the fair value:

	HHL	Apostrophe
Revenue risk-adjusted discount rate	9.1%	4.9%
Revenue volatility	50.0%	50.0%
Counterparty discount rate	5.0%	5.0%

The fair value of the earn-out liabilities is remeasured at each reporting period. This change in fair value is related to contingent consideration as well as compensation costs (see Note 13 – Stock-Based Compensation) and is recognized in selling, general, and administrative expense on the condensed consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2020	$—
HHL acquisition	1,208
Apostrophe acquisition	32,650
Change in fair value due to revaluation and service-based vesting	547
Balance at September 30, 2021	$34,405

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
11. Borrowing Arrangements

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank (“SVB”), upon Hims’ request, SVB would issue letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed $2.0 million. This amount is reduced by the amount otherwise available with respect to the cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services identified in SVB’s various agreements. On September 30, 2020, Hims entered into the First Loan Modification Agreement (“Loan Modification Agreement”) and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of September 30, 2021, SVB issued on the Company’s behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within non-current restricted cash on the consolidated condensed balance sheet.

In January 2021, the Company terminated the Second Amended and Restated Loan Agreement with SVB resulting in the release of restricted cash of $0.2 million under the arrangement. The outstanding letter of credit for the warehouse was not included as part of this termination.

TriplePoint Venture Growth

On November 27, 2019, Hims entered into a Plain English Capital Growth and Security Agreement (the “2019 Capital Agreement”) with TriplePoint Venture Growth (“TPC”) consisting of a term loan in the aggregate principal amount of up to $50.0 million, with $25.0 million being available immediately through December 31, 2020 (the “Part 1 Commitment Amount”), and an additional $25.0 million becoming available upon utilization of the Part 1 Commitment Amount through December 31, 2020. There was no minimum advance amount. As collateral, the Company provided a second lien security interest to TPC of substantially all its assets. As of December 31, 2020, the Company had not drawn down from this term loan and the facility expired.

In connection with the 2019 Capital Agreement, the Company issued a warrant to TPC granting TPC the right to purchase 89,747 shares of Hims’ Series C preferred stock at an exercise price of $7.67 per share, subject to adjustment in regard to the preferred stock series, number of shares, and exercise price if the per share price of subsequent preferred stock rounds to less than $7.67. On March 12, 2020, Hims sold Series D preferred stock at an issuance price of $6.96, which triggered an adjustment to the TPC warrant terms per the original agreement, resulting in conversion of the previously issued 89,747 Series C preferred stock warrants at an exercise price of $7.67 into 98,723 Series D preferred stock warrants at an exercise price of $6.96. Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants. Refer to Note 14 – Redeemable Convertible Preferred Stock for further discussion of the conversion into Class A common stock warrants.

12. Commitments and Contingencies

Leases

Total rent expense for the three months ended September 30, 2021 and 2020, was $0.3 million and $0.3 million. Total rent expense for the nine months ended September 30, 2021 and 2020, was $1.1 million and $1.7 million.

In January 2020, the Company entered into a 63-month non-cancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Future minimum lease commitments subsequent to September 30, 2021 are as follows (in thousands):

2021	$384
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$6,293

Purchase Obligations

As of September 30, 2021, the Company had contractual obligations to make $2.1 million in purchases related to cloud-based software contracts used in operations.

Legal Proceedings

From time to time, the Company is a party to various litigation, claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

13. Stock-Based Compensation

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, the Company adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the Board of Directors could grant awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. During the period, 335,577 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Merger date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Therefore, as of September 30, 2021, there were 21,335,577 shares of Class A common stock reserved and 16,418,493 shares of Class A common stock available for the Company to grant under the 2020 Stock Plan; there were no more shares available for grant under the 2017 Plan (since the 2017 Plan was replaced by the 2020 Plan).

Under both the 2017 Plan and 2020 Plan, stock options and stock appreciation rights are granted at exercise prices determined by the Board of Directors which cannot be less than 100% of the estimated fair market value of the common stock on the grant date. Incentive stock options granted to any stockholders holding 10% or more of the Company’s equity cannot be granted with an exercise price of less than 110% of the estimated fair market value of the common stock on the grant date and such options are not exercisable after five years from the grant date.

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

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)

On June 17, 2020, the Board of Directors granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service term as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of September 30, 2021, there was $3.5 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 2.54 years.

In connection with the Merger, each Hims option holder received an equivalent award at an exchange ratio of 0.4530 that vests in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

The grant date fair value of the Company’s stock options granted was estimated using the following weighted average assumptions for the nine months ended September 30, 2021:

Expected term (in years)	5.93
Expected volatility	58.6%
Risk-free interest rate	0.9%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	26,459	$1.16	8.50	$131,770
Recapitalization	(14,474)	1.41
Outstanding at December 31, 2020	11,985	$2.57	8.50	$131,770
Granted	1,255	12.69
Exercised (including early exercised options vested during the period)	(1,288)	0.73
Forfeited and expired	(249)	4.31
Outstanding at September 30, 2021	11,703	3.80	8.09	52,937
Vested and expected to vest as of September 30, 2021	11,703	3.80	8.09	52,937
Exercisable as of September 30, 2021	10,346	2.83	7.92	52,108

The weighted average grant date fair value of options granted for the nine months ended September 30, 2021 was $6.81 per share and the intrinsic value of vested options exercised was $9.2 million.

As of September 30, 2021, there was $21.3 million of unrecognized stock-based compensation related to unvested stock options excluding the CEO stock options, which is expected to be recognized over a weighted average period of 3.05 years.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The options outstanding and exercisable as of September 30, 2021 (excluding CEO stock options) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	2,593	6.46	2,590	6.46
1.55 – 2.33	3,047	7.64	2,910	7.64
2.43 – 3.65	3,254	8.67	3,254	8.67
8.17 – 12.26	1,871	9.31	1,490	9.23
12.79 – 19.19	938	9.55	102	9.45
	11,703		10,346

RSUs

All RSUs granted prior to the Merger were subject to achievement of a liquidity event which included (i) an initial public offering, (ii) a business combination transaction, or (iii) a sale event as defined by the 2017 Plan. On January 20, 2021, the liquidity event was achieved with the closing of the Merger.

RSUs for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date on the first Company Quarterly Vesting Date (defined below) and the remaining grant vesting quarterly thereafter on the specified vesting dates of March 15, June 15, September 15, and December 15 (each, a “Company Quarterly Vesting Date” or collectively, “Company Quarterly Vesting Dates”). Additional RSUs granted to current employees generally vest quarterly on Company Quarterly Vesting Dates over four years.

In connection with the Merger, each Hims RSU holder received an equivalent award at an exchange ratio of 0.4530 that vests in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

In addition, all Hims RSU and option holders received (a) earn-out RSUs that would vest in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (b) an allocation of Parent Warrant RSUs. All of these RSUs vest in accordance with the terms of the initial RSU and option award, in addition to any of the aforementioned requirements.

The earn-out thresholds for earn-out RSUs were all met in February 2021. The earn-out awards are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet criteria for equity classification. The Company determined the fair value of the earn-out RSUs using a Monte Carlo simulation model. The following assumptions were used in this valuation:

Expected term (in years)	5.00
Expected volatility	60.0%
Risk-free interest rate	0.5%
Expected dividend yield	—%

The value of the Company’s equity was also an input into the model and was determined based on the closing trading price of the Company’s Class A common stock on the Closing Date of $16.38.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
RSU activity including RSUs outstanding prior to the Merger, earn-out RSUs, and Parent Warrant RSUs is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	3,480	$5.30
Recapitalization	(1,904)	5.99
Unvested at December 31, 2020	1,576	11.29
Granted	4,540	12.09
Vested	(1,385)	12.76
Forfeited and expired	(211)	10.93
Unvested at September 30, 2021	4,520	$11.64

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

As of September 30, 2021, there was unrecognized stock-based compensation related to unvested RSUs of $42.5 million, which is expected to be recognized over a weighted average period of 2.96 years.

Vendor Warrants

Included in stock-based compensation expense is expense for issuance of Class A common stock warrants to nonemployees in connection with vendor service arrangements.

In connection with the Merger, warrant holders received (a) an equivalent warrant at an exchange ratio of 0.4530 (which was determined not to result in incremental stock-based compensation expense similar to the evaluations for stock options and RSUs above); (b) the right to receive, upon exercise, earn-out shares that vest in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (c) the right to receive, upon exercise, an allocation of Parent Warrants. All of these instruments vest in accordance with the terms of the initial warrant in addition to any of the aforementioned requirements. The earn-out thresholds were all met in February 2021. The earn-out shares and Parent Warrants are equity classified since they do not meet the liability classification criteria. On July 9, 2021, the Company called the Parent Warrants for redemption. Refer to Note 15 – Common Stock for additional detail.

Vendor warrant activity, excluding any right to receive Merger consideration, is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,861	$0.79	7.01	$9,957
Recapitalization	(1,018)	0.96
Outstanding at December 31, 2020	843	$1.75	7.01	$9,957
Exercised	(381)	1.75
Outstanding at September 30, 2021	462	1.75	7.01	2,677
Vested and expected to vest as of September 30, 2021	462	1.75	7.01	2,677
Exercisable as of September 30, 2021	462	1.75	7.01	2,677

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Upon the exercise of outstanding warrants above, vendors also have the right to receive 45,225 shares of Merger consideration, consisting of the holders’ allocation of earn-out consideration.

As of September 30, 2021, all stock-based compensation expense related to vendor warrants and associated earn-out shares and Parent Warrants has been recognized.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and the earn-out are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2021. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $5.5 million will be recognized over a weighted average period of 3.58 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of Apostrophe. Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2021. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $22.2 million will be recognized over a weighted average period of 2.76 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketing	$2,328	$261	$4,946	$919
Selling, general, and administrative	9,541	1,153	50,313	3,824
Total stock-based compensation expense	$11,869	$1,414	$55,259	$4,743

The Company capitalized $0.2 million and $0.5 million of stock-based compensation as internal-use software for the three and nine months ended September 30, 2021. The Company did not capitalize any stock-based compensation as internal-use software for the three and nine months ended September 30, 2020.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
14. Redeemable Convertible Preferred Stock

As of December 31, 2020 the Company had authorized 95,997,674 shares of Hims’ convertible preferred stock, designated in series, with the rights and preferences of each designated series to be determined by the Board of Directors.

The following table is a summary of Hims’ redeemable convertible preferred stock as of December 31, 2020 (in thousands, except for share data):

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

In connection with the Merger, all series of Hims redeemable convertible preferred stock were converted into Hims’ Class A common stock on a one-for-one basis and then converted to the Company’s Class A common stock at an exchange ratio of 0.4530.

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

The rights of the holders of Hims Class A and Class F common stock were identical, except with respect to (i) electing members of the Board of Directors and (ii) voting rights. The outstanding shares of Hims Class A and Hims Class F common stock presented on the consolidated balance sheet and on the consolidated statement of mezzanine equity and stockholders’ equity (deficit) for the year ended December 31, 2020 were legally outstanding shares, including shares issued in exchange for related-party promissory notes.

Stock Repurchase

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

Merger Transaction

Immediately prior to the Merger, each outstanding share of Hims’ Class F common stock and preferred stock converted into Hims Class A common stock at the then-effective conversion rate. As a result of the Merger, each outstanding share of the Hims capital stock was converted into the right to receive newly issued shares of the Company’s Class A common stock and certain other securities, other than the shares of Hims Class V common stock issued to its CEO immediately prior to the Closing, which were converted into the right to receive newly issued shares of the Company’s Class V common stock and certain other securities.

On the Closing Date, each Hims stockholder received approximately 0.4530 shares of the Company’s Class A common stock, par value $0.0001 per share, for each share of Hims Class A common stock, par value $0.000001 per share, that such stockholder owned (with the CEO receiving 0.4530 shares of the Company’s Class V common stock, par value $0.0001 per share, for each share of Hims Class V common stock, par value $0.000001 per share, that the CEO owned). Each stockholder also received 0.0028 warrants exercisable for the Company’s Class A common stock, for each share of Hims Class A or Class V common stock owned by such stockholder prior to the Merger and earn-out shares at an exchange ratio of 0.0443.

Settlement of Nonrecourse Related-Party Promissory Notes

In connection with the Merger, the obligations due under all nonrecourse related-party promissory notes were satisfied through the aggregate payment of $1.2 million and the aggregate forfeiture of 370,734 shares of the Company’s Class A common stock.

PIPE Investment

Concurrently with the execution of the Merger Agreement, certain investors collectively subscribed for 7,500,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $75.0 million.

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

Prior to Merger

In 2020, Hims Class A common stock warrants were exercised to purchase 1,051,204 shares of Hims Class A common stock at an exercise price range of $0.06 to $1.75 per share. In January 2021, holders of Hims Class A common stock vendor warrants exercised their warrants and purchased 380,746 shares of Hims Class A common stock at an exercise price of $1.75 per share.

Subsequent to Merger

As the accounting acquirer, Hims was deemed to assume 3,012,500 Class A common stock warrants that were held by Oaktree Acquisition Holdings, L.P. (“Sponsor”) at an exercise price of $11.50 (“Private Placement Warrants”) and 6,708,333 Class A common stock warrants held by OAC’s shareholders at an exercise price of $11.50 (“Public Warrants”) as well as 888,143 Parent Warrants that were granted to Hims’ equity holders as part of the Merger. The Parent Warrants have the same terms as the Public Warrants except they are subject to a lock-up that expired 180 days after the Merger. Subsequent to the Merger, the Private Placement Warrants, Public Warrants, and Parent Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity’s own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets.

Each warrant held by Hims’ stockholders that was unexercised at the time of the Merger was assumed by the Company and represents the right to receive (a) an equivalent warrant at an exchange ratio of 0.4530 (which was determined not to result in incremental expense); (b) the right to receive, upon exercise, earn-out shares that vest in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50 and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (c) the right to receive, upon exercise, an allocation of Parent Warrants. All of these instruments vest in accordance with the terms of the initial warrant in addition to any of the aforementioned requirements. The earn-out thresholds were all met in February 2021. The earn-out shares are equity classified since they do not meet the liability classification criteria outlined in ASC 480, Distinguishing Liabilities from Equity and are both (i) indexed to the Company’s own shares and (ii) meet criteria for equity classification.

In February 2021, all of the outstanding 3,012,500 Private Placement Warrants were net exercised for 1,474,145 shares of Class A common stock.

Public Warrants Terms

The Public Warrants became exercisable into shares of Class A common stock upon 30 days after the Closing Date. The Public Warrants expire at the later of five years after the completion of a business combination or upon redemption or liquidation.

Commencing 90 days after the Public Warrants become exercisable, the Company could redeem all and only all of the Public Warrants:
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date at a price equal to the average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants;
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

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
Upon calling the Public Warrants for redemption, management had the option to require all holders that wished to exercise the Public Warrants to do so on a cashless basis, as described in the warrant agreement. Additionally, in no event was the Company required to net cash settle.

Warrant Redemption

On July 9, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Parent Warrants outstanding on August 9, 2021 at 5:00 p.m. New York City time would be redeemed for $0.10 per warrant, if not earlier exercised on a cash or cashless basis. After July 9, 2021 and prior to redemption, warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.267 shares of Class A common stock per warrant. Any warrants not exercised by August 9, 2021 were automatically redeemed by the Company at a price of $0.10 per warrant. In connection with the redemption, 1,958,615 shares of Class A common stock were issued upon exercise of warrants prior to the redemption date and the Company made an immaterial redemption payment to the holders of redeemed warrants. Additionally, the fair value of the warrant liability was reclassified to additional paid-in capital.

RSU Releases

During the three and nine months ended September 30, 2021, the Company released 248,659 and 1,385,811 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 89,412 and 500,824 shares of Class A common stock were withheld for the payment of employee taxes.

Shares Issued to Financial Advisor

In connection with the Merger, in 2021, the Company issued 250,000 shares of Class A common stock to a financial advisor who provided transaction-related services.

Acquisitions

As part of the acquisition of HHL, the Company issued 177,327 shares of Class A common stock and an additional 447,553 shares of Class A common stock that are subject to vesting. As part of the acquisition of Apostrophe, the Company issued 5,742,378 shares of Class A common stock and an additional 2,332,557 shares of Class A common stock that are subject to vesting. The shares subject to vesting are considered stock-based compensation as outlined in Note 13 – Stock-Based Compensation.

16. Related-Party Transactions

Atomic Labs, LLC (“Atomic Labs”) is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. An affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the three months ended September 30, 2021 and 2020, the Company recorded a total of $0.8 million and $1.4 million to Atomic Labs and its affiliated company for services performed and costs incurred on behalf of the Company. For the nine months ended September 30, 2021 and 2020, the Company recorded a total of $2.3 million and $2.5 million to Atomic Labs and its affiliated company for services performed and costs incurred on behalf of the Company.

In addition, for the three months ended September 30, 2021 and 2020, the Company recorded $0.2 million and less than $0.1 million of expense for services from Vouched, a related-party company that provides identity verification services. For the nine months ended September 30, 2021 and 2020, the Company recorded $0.5 million and $0.1 million of expense for services from Vouched.

Nonrecourse Related-Party Promissory Notes

As of December 31, 2020, the Company had promissory notes from certain of the Company’s executive officers, as well as a founding employee and an executive chairman. The promissory notes, which were issued to the Company by the related parties as consideration for the exercise of stock options, were considered nonrecourse notes for accounting purposes. The loans were secured by the shares of Hims Class A common stock held by the individuals. There were 16,345,627 shares of Hims Class A

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
common stock securing the related-party promissory notes as of December 31, 2020. The related-party promissory notes bore interest between 2.2% and 3.0% per annum. The loans were due upon the earliest of (1) ten years from the debt issuance date, (2) a liquidation of the Company, or (3) six months following an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. Prepayment of principal and interest could be made at any time without penalty.

The nonrecourse related-party promissory notes are not given accounting effect until the notes are repaid in full as the underlying stock options are not considered exercised for accounting purposes. As of December 31, 2020, the total outstanding balance under these promissory notes was $7.2 million.

In connection with the Merger, the obligations due under all nonrecourse related-party promissory notes were satisfied through the receipt of $1.2 million in the aggregate and the forfeiture of an aggregate 370,734 shares of Hims Class A common stock. The related-party promissory notes were settled within additional paid-in capital on the condensed consolidated balance sheet.

Redeemable Common Stock Transaction

On September 23, 2019, the Company’s CEO and a member of its Board of Directors, sold 737,058 shares of Hims Class A common stock to third party purchasers at $6.11 per share for aggregate consideration of $4.5 million pursuant to Hims Class A Common Stock Purchase Agreements. Under the terms of the vendor service agreement with the third party, the purchasers were granted a put right entitling them to sell the shares to the Company at $6.11 per share for a period of six months. The put right expired on March 23, 2020 without the purchasers exercising their rights to sell the shares to the Company. The Company recorded stock-based compensation expense associated with the transaction of $3.0 million. Upon expiration of the redemption right, the Company reclassified the aggregate consideration of $4.5 million that was subject to redemption from mezzanine equity to stockholders’ equity on the condensed consolidated balance sheet as of September 30, 2020.

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and nine months ended September 30, 2021 and 2020. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable convertible preferred stock to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class V	Class A	Class F	Class A	Class V	Class A	Class F
Numerator:
Net loss attributable to common stockholders	$(15,273)	$(668)	$(4,727)	$(1,144)	$(73,219)	$(3,279)	$(10,355)	$(2,530)
Denominator:
Weighted average shares outstanding, basic and diluted	191,661,138	8,377,623	28,673,246	6,941,352	174,072,957	7,794,565	28,404,620	6,941,352
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.16)	$(0.16)	$(0.42)	$(0.42)	$(0.36)	$(0.36)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. There were no redeemable shares during the three and nine months ended September 30, 2021 and the three months ended September 30, 2020. During the nine months ended September 30, 2020, weighted average Hims Class A common shares presented excludes 220,579 shares subject to redemption. Redeemable shares do not absorb losses.

The following table discloses securities that could potentially dilute basic net loss per share in the future that were not included in the computation of diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	16,345,627	1,168,952	16,570,671
Common stock issued for early exercise of stock options	130,925	191,337	235,766	216,401
Redeemable convertible preferred stock	—	92,318,613	6,495,364	89,293,938
Stock options	16,608,921	15,028,510	16,494,336	10,291,433
RSUs	4,447,842	—	3,972,999	—
Warrants to purchase Class A common stock	2,773,408	1,793,993	6,199,099	1,861,315
Warrants to purchase redeemable convertible preferred stock	—	704,633	—	1,158,407
Common stock issued subject to vesting	2,754,756	—	961,130	—

18. Income Tax

The effective income tax rate was 16.6% and (0.5)% for the three months ended September 30, 2021 and 2020 and 3.8% and (0.8)% for the nine months ended September 30, 2021 and 2020. During the current quarter, the tax rate was impacted by a partial release of valuation allowance totaling $3.1 million as a result of acquisitions. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state minimum taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Amendment No. 2 on Form 10-K/A for the year ended December 31, 2020 (our “2020 Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in ITEM 7 of Part II of our 2020 Annual Report, Amendment No. 1 to our Current Report on Form 8-K filed on March 22, 2021, including the audited consolidated financial statements of Hims as of December 31, 2020 and 2019 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Hims, Inc.” filed as Exhibits 99.1 and 99.2, respectively, and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in ITEM 1A of Part I of this quarterly report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc., and references to “Hims” refer to Hims, Inc. and its subsidiaries.

Overview

Hims & Hers, formerly known as Oaktree Acquisition Corp. (“OAC”), is a direct-to-customer telehealth company incorporated in Delaware. Our mission is to make healthcare accessible, affordable, and convenient for everyone. Our proprietary websites, telehealth platform, electronic medical records system, and pharmacy integration combine to provide customers with a seamless, easy-to-use, digital-first experience. We are leading the transformation in healthcare by becoming the digital front door for healthcare consumers.

We believe the future of healthcare will be driven by consumer brands that empower people and give them full control over their healthcare. We have endeavored to build a healthcare model that squarely focuses on the needs of the healthcare consumer. To further our mission, we offer a range of health and wellness products and services available for purchase directly by customers on the Company’s websites, the Company’s mobile application starting in November 2021, and through wholesale partners..

Recent Developments

Merger Transaction

On January 20, 2021 (the “Closing Date”), OAC completed the acquisition of Hims, Inc. (“Hims”) pursuant to the Agreement and Plan of Merger dated as of September 30, 2020 (the “Merger Agreement”) by and among OAC, Hims, and Rx Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of OAC (“Merger Sub”). The Merger Agreement provided for, among other things, the combination of Hims and OAC pursuant to the merger of Merger Sub with and into Hims, with Hims continuing as the surviving entity and as a wholly-owned subsidiary of OAC, which changed its name to Hims & Hers Health, Inc. (the “Merger”).

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

Prior to the Merger, OAC ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “OAC” and “OAC WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NYSE under the ticker symbols “HIMS” and “HIMS WS”, respectively. One of the primary purposes of the Merger was to provide a platform for Hims to gain access to the U.S. capital markets.

Merger Earn-Out Shares

Following the closing of the Merger, holders of Hims’ common stock and outstanding equity awards (including warrant, stock option and RSU holders) had the right to receive up to an aggregate amount of 16,000,000 shares of Company Class A common stock (or equivalent equity award) that would vest (in part) in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period on or prior to the date that is five years following the Closing Date. These shares of restricted Class A common stock and equivalent equity awards would also vest in connection with an acquisition of the Company if the applicable thresholds were met in any sale (as defined in the Merger Agreement) but subject to the same five-year deadline. In February 2021, all earn-out thresholds were met. In the first quarter of 2021, earn-out awards related to option holders received final approval by the Board of Directors.

PIPE Investment

Concurrently with the execution of the Merger Agreement, OAC entered into subscription agreements on September 30, 2020 with certain investors (the “PIPE Investors”) pursuant to which such investors collectively subscribed for 7,500,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $75.0 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.

Acquisitions

In June 2021, the Company acquired all of the outstanding equity of Honest Health Limited (“HHL”), an entity located in the United Kingdom that offers health and wellness products and services, to further expand its operations in the United Kingdom. The purchase price for accounting purposes was $4.8 million, including cash paid upfront and payable in the future, an aggregate of 624,880 shares of the Company’s Class A common stock valued at $1.9 million, and contingent consideration of $1.2 million. The purchase agreement includes up to $10.0 million of potential earn-out payable upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense. The purchase price for accounting purposes excludes stock and cash consideration to be paid by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition.

In July 2021, the Company acquired all of the outstanding equity of YoDerm, Inc. (“Apostrophe”), an entity located in the United States that offers health and wellness products and services. The purchase price for accounting purposes was $131.6 million, including cash payment of $48.2 million, an aggregate of 8,074,935 shares of the Company’s Class A common stock valued at $50.7 million, and contingent consideration of $32.7 million. The purchase agreement includes up to $50.0 million of potential earn-out payable upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense. The purchase price for accounting purposes excludes stock consideration issued by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 13 – Stock-Based Compensation of the Company’s condensed consolidated financial statements for addition details.

As part of our overall expansion strategy and to support our long-term growth, we regularly review and will continue to pursue strategic acquisitions and partnership opportunities both here in the U.S. as well as in international markets. We anticipate that these acquisitions and partnerships will continue to be financed through a mix of cash and equity consideration.

Warrant Redemption

On July 9, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Parent Warrants outstanding on August 9, 2021 at 5:00 p.m. New York City time would be redeemed for $0.10 per warrant, if not earlier exercised on a cash or cashless basis. After July 9, 2021 and prior to redemption, warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.267 shares of Class A common stock per warrant. Any warrants not exercised by August 9, 2021 were automatically redeemed by the Company at a price of $0.10 per warrant. In connection with the redemption, 1,958,615 shares of Class A common stock were issued upon exercise of warrants prior to the redemption date and the Company made an immaterial redemption payment to the holders of redeemed warrants. Additionally, the fair value of the warrant liability was reclassified to additional paid-in capital.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation.

“Online Revenue” represents the sales of products and services on our platform, net of refunds, credits, chargebacks and includes revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”), primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them.

“Wholesale Revenue” represents non-prescription product sales to retailers through wholesale purchasing agreements. We sell only non-prescription products to wholesale partners. In addition to being revenue generative and profitable, wholesale partnerships have the added benefit of generating brand awareness with new customers in physical environments.

“Subscriptions” are defined as the number of customer agreements where the customer has agreed to be automatically billed on a recurring basis at a defined cadence. The billing cadence is typically defined as a number of months (for example, billed every month or every three months). Subscriptions are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscription billing is preferred by many of our customers because most of the products and services we make available treat chronic conditions and these product and service offerings are most effective when taken consistently and continuously. Customers can cancel subscriptions in between billing periods to stop receiving additional products and services and can reactivate subscriptions to continue receiving additional products and services.

“Net Orders” are defined as the number of online customer orders minus transactions related to refunds, credits, chargebacks and other negative adjustments. Net Orders represent transactions made on our platform during a defined period of time and exclude revenue recognition adjustments recorded pursuant to U.S. GAAP.

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business. The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and nine months ended September 30, 2021 and 2020, as well as key metrics that drive Online Revenue (i.e., Subscriptions, Net Orders, AOV), and the dollar and percentage change between such periods (unaudited, in thousands, except for AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Online Revenue	$72,032	$38,829	$33,203	86%	$180,858	$100,637	$80,221	80%
Wholesale Revenue	2,141	2,495	(354)	(14)%	6,321	6,654	(333)	(5)%
Total revenue	$74,173	$41,324	$32,849	79%	$187,179	$107,291	$79,888	74%

Net Orders	968	582	386	66%	2,441	1,700	741	44%
AOV	$74	$67	$7	10%	$74	$59	$15	25%
	September 30, 2021	September 30, 2020	Change	% Change
Subscriptions	551	283	268	95%

We generated $72.0 million in Online Revenue for the three months ended September 30, 2021, an increase of 86% as compared to $38.8 million for the three months ended September 30, 2020. We generated $180.9 million in Online Revenue for the nine months ended September 30, 2021, an increase of 80% as compared to $100.6 million for the nine months ended September 30, 2020. Growth in Online Revenue for the three and nine months ended September 30, 2021 was driven by growth in Subscriptions, AOV, and Net Orders, and the acquisitions of Apostrophe and HHL.

We generated $2.1 million in Wholesale Revenue for the three months ended September 30, 2021, a decrease of 14% as compared to $2.5 million for the three months ended September 30, 2020. We generated $6.3 million in Wholesale Revenue for the nine months ended September 30, 2021, a decrease of 5% as compared to $6.7 million for the nine months ended September 30, 2020. During the first quarter of 2020, we began selling to a large retailer, who continues to be a wholesale partner today. Wholesale Revenue is driven by orders from our retail partners, which have been relatively consistent year-over-year.

For the three months ended September 30, 2021, AOV was $74, an increase of 10% compared to $67 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, AOV was $74, an increase of 25% compared to $59 for the nine months ended September 30, 2020. AOV growth for the three and nine months ended September 30, 2021 was driven by higher price points from larger product bundles and multi-month Subscriptions (which allow customers to receive two to twelve months of product in one order).

Subscriptions grew 95% to approximately 551,000 as of September 30, 2021 as compared to approximately 283,000 subscriptions as of September 30, 2020. Growth in Subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers (also referred to as “members”), increased marketing expenses, and the addition of Subscriptions from the acquisitions of Apostrophe and HHL. As a result of growth in Subscriptions, we generated approximately 968,000 Net Orders, an increase of 66% as compared to approximately 582,000 Net Orders for the three months ended September 30, 2020. We generated approximately 2.4 million Net Orders, an increase of 44% as compared to approximately 1.7 million Net Orders for the nine months ended September 30, 2020.

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

Retention of Customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where customers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past customer behavior stays consistent in the future. If customer behavior changes, and customer retention decreases in the future, then future revenue will be negatively impacted. The ability of our customers to continue to pay for our products and services will impact the future results of our operations.

Investments in Growth

We expect to continue to focus on long-term growth through investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of products and services offered on our websites. This includes near term investments in the ability to accept insurance on our platform for certain products or services and further development of mobile phone technology, including our recently launched mobile application. We expect to make significant investments in marketing to acquire new customers and we intend to continue to invest in our fulfillment and operating capabilities, including our own affiliated pharmacies and warehousing facilities. Additionally, we continue to invest in web and mobile technology to improve the customer experience on our platform. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before depreciation and amortization, benefit (provision) for income taxes, interest income, interest expense, amortization of debt issuance costs, stock-based compensation, change in fair value of liabilities, one-time Merger bonuses and warrant expense, and acquisition-related costs, which include professional services and consideration paid for employee equity with vesting requirements incurred directly as a result of acquisitions.

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss	$(15,941)	$(5,871)	$(76,498)	$(12,885)
Depreciation and amortization	1,546	300	2,445	692
(Benefit) provision for income taxes	(3,173)	31	(3,049)	103
Interest income	(103)	(48)	(298)	(398)
Interest expense	—	—	—	10
Amortization of debt issuance costs	—	84	144	251
Stock-based compensation	11,869	1,414	55,259	4,743
Change in fair value of liabilities	(8,328)	2,527	(13,610)	2,477
Merger bonuses	—	—	5,219	—
Warrant expense in connection with Merger	—	—	154	—
Acquisition-related costs	4,342	—	7,214	—
Adjusted EBITDA	$(9,788)	$(1,563)	$(23,020)	$(5,007)

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the 2019 novel coronavirus (“COVID-19”) a global pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. We have taken measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work from home policy for our worldwide workforce; implementing additional safety policies and procedures for employees working in our warehouse; suspending employee travel and in-person meetings prior to vaccination; and actively managing our fulfillment operations and inventory levels. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

Our financial condition and results of operations to date have not been adversely impacted by the COVID-19 pandemic. However, it is possible that the COVID-19 pandemic, the measures taken by the federal, state, or local authorities (including vaccine mandates) and businesses affected, supply chain impacts, and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers, suppliers, and partners. Widespread supply chain issues resulting from the pandemic have impacted businesses across multiple industries, including those in which we operate. If we experience delays or other challenges in obtaining supplies necessary for the production, fulfillment, or distribution of the products or services we offer, it could negatively affect our ability to satisfy our obligations to customers and maintain our operations in a cost-efficient manner and have a material adverse effect on our business. We will continue to monitor the status of the COVID-19 pandemic and adjust our strategy accordingly.

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities in which it holds a controlling financial interest. The variable interest entities are: (i) professional corporations or other professional entities owned by licensed healthcare providers that engage licensed clinical professionals to provide consultation services (“Affiliated Medical Groups”); and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, together with XeCare, the “Affiliated Pharmacies”), each of which is a licensed mail order pharmacy providing prescription fulfillment services solely to our customers. We determined that the Company is the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because it has the ability to direct the activities that most significantly affect these entities’ economic performance and has the obligation to absorb the entities’ losses. Under the variable interest entity model, the Company presents the results of operations and the financial position of the entities as part of the Company’s consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period, the mix of Online Revenue and Wholesale Revenue in a period, and our ability to sell our inventory. We expect our gross margin to fluctuate from period to period depending on these and other factors.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition expenses. Customer acquisition expenses are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition expenses include advertising in digital media, social media, television, radio, out-of-home media and various other media outlets. Marketing expenses also include overhead expenses, including salaries, benefits, taxes and stock-based compensation for personnel; agency, contractor and consulting expenses; content production, software and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. As a result, we expect our marketing expenses to increase for the foreseeable future, although our marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and discretionary nature of these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (“SG&A”) include the salaries, benefits, taxes, and stock-based compensation for personnel for our executive, engineering, finance, operations, and other administrative functions. SG&A also includes general operating expenses for professional services, third-party software and hosting, facilities, warehousing and fulfillment, customer service, payment processing, depreciation and amortization, and acquisition-related expenses. We expect SG&A to increase for the foreseeable future as we increase headcount with the growth of our business. We also expect SG&A to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”); and an increase in legal, audit, insurance, investor relations, professional services, and other administrative expenses. In addition, SG&A increases when we incur acquisition costs related to purchasing businesses. However, we anticipate SG&A to decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income (expense)

Other income (expense) primarily consists of the change in fair value of warrant and earn-out liabilities, as well as interest income from investments and our cash and cash equivalents, non-operating and one-time charges classified outside of operating expenses, and interest expense related to our past borrowing arrangements with a leading financial institution, which have been paid in full.

Benefit (provision) for income taxes

The income tax benefit (provision) primarily consists of a partial release in valuation allowance in 2021, as well as state taxes. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for three and nine months ended September 30, 2021 and 2020

The following table sets forth our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
	(Unaudited)	(Unaudited)			(Unaudited)	(Unaudited)
Revenue	$74,173	$41,324	$32,849	79%	$187,179	$107,291	$79,888	74%
Cost of revenue	19,301	10,047	9,254	92%	44,783	29,733	15,050	51%
Gross profit	54,872	31,277	23,595	75%	142,396	77,558	64,838	84%
Operating expenses:(1)
Marketing	38,293	15,102	23,191	154%	93,195	39,675	53,520	135%
Selling, general, and administrative	44,240	19,496	24,744	127%	142,678	48,401	94,277	195%
Total operating expenses	82,533	34,598	47,935	139%	235,873	88,076	147,797	168%
Loss from operations	(27,661)	(3,321)	(24,340)	733%	(93,477)	(10,518)	(82,959)	789%
Other income (expense):
Change in fair value of liabilities	8,328	(2,527)	10,855	*	13,610	(2,477)	16,087	*
Interest expense	—	—	—	—%	—	(10)	10	(100)%
Other income, net	219	8	211	*	320	223	97	43%
Total other income (expense), net	8,547	(2,519)	11,066	*	13,930	(2,264)	16,194	*
Loss before income taxes	(19,114)	(5,840)	(13,274)	227%	(79,547)	(12,782)	(66,765)	522%
Benefit (provision) for income taxes	3,173	(31)	3,204	*	3,049	(103)	3,152	*
Net loss	$(15,941)	$(5,871)	$(10,070)	172%	$(76,498)	$(12,885)	$(63,613)	494%
______________
(*)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Marketing	$2,328	$261	$4,946	$919
Selling, general, and administrative	9,541	1,153	50,313	3,824
Total stock-based compensation expense	$11,869	$1,414	$55,259	$4,743

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	100%	100%	100%	100%
Cost of revenue	26%	24%	24%	28%
Gross profit	74%	76%	76%	72%
Operating expenses:
Marketing	52%	37%	50%	37%
Selling, general, and administrative	60%	47%	76%	45%
Total operating expenses	112%	84%	126%	82%
Loss from operations	(38)%	(8)%	(50)%	(10)%
Other income (expense):
Change in fair value of liabilities	11%	(6)%	7%	(2)%
Interest expense	—%	—%	—%	—%
Other income, net	—%	—%	—%	—%
Total other income (expense), net	11%	(6)%	7%	(2)%
Loss before income taxes	(27)%	(14)%	(43)%	(12)%
Benefit (provision) for income taxes	4%	—%	2%	—%
Net loss	(23)%	(14)%	(41)%	(12)%

Revenue

Revenue was $74.2 million for the three months ended September 30, 2021, compared to $41.3 million for the three months ended September 30, 2020, an increase of $32.8 million, or 79%, primarily attributable to an increase in Online Revenue. Revenue was $187.2 million for the nine months ended September 30, 2021, compared to $107.3 million for the nine months ended September 30, 2020, an increase of $79.9 million, or 74%, primarily attributable to an increase in Online Revenue.

Online Revenue was $72.0 million for the three months ended September 30, 2021, compared to $38.8 million for the three months ended September 30, 2020, an increase of $33.2 million, or 86%. Online Revenue was $180.9 million for the nine months ended September 30, 2021, compared to $100.6 million for the nine months ended September 30, 2020, an increase of $80.2 million, or 80%. Growth in Online Revenue for the three and nine months ended September 30, 2021 was driven by growth in Subscriptions, AOV, and Net Orders, and the acquisitions of Apostrophe and HHL.

For the three months ended September 30, 2021, AOV was $74, an increase of 10% compared to $67 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, AOV was $74, an increase of 25% compared to $59 for the nine months ended September 30, 2020. AOV growth for the three and nine months ended September 30, 2021 was driven by higher price points from larger product bundles and multi-month Subscriptions (which allow customers to receive two to twelve months of product in one order).

Subscriptions grew 95% to approximately 551,000 as of September 30, 2021 as compared to approximately 283,000 subscriptions as of September 30, 2020. Growth in Subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers (also referred to as “members”), increased marketing expenses, and the addition of Subscriptions from the acquisitions of Apostrophe and HHL. As a result of growth in Subscriptions, we generated approximately 968,000 Net Orders, an increase of 66% as compared to approximately 582,000 Net Orders for the three months ended September 30, 2020. We generated approximately 2.4 million Net Orders, an increase of 44% as compared to approximately 1.7 million Net Orders for the nine months ended September 30, 2020.

Cost of revenue and gross profit

Cost of revenue was $19.3 million for three months ended September 30, 2021, compared to $10.0 million for three months ended September 30, 2020, an increase of $9.3 million, or 92%. This increase was primarily due to increased product and packaging costs of approximately 109%, increased shipping costs of 73%, and increased costs associated with medical consultation services of 73% compared to the three months ended September 30, 2020. Cost of revenue was $44.8 million for nine months ended September 30, 2021, compared to $29.7 million for nine months ended September 30, 2020, an increase of $15.1 million, or 51%. This increase was primarily due to increased product and packaging costs of approximately 66%, increased shipping costs of 41%, and increased costs associated with medical consultation services of 31% compared to the nine months ended September 30, 2020. These increases were due to overall increased business activity, growth of Net Orders, and the acquisitions of Apostrophe and HHL.

Gross profit was $54.9 million for the three months ended September 30, 2021, compared to $31.3 million for the three months ended September 30, 2020, an increase of $23.6 million, or 75%. Correspondingly, gross margin was 74% for the three months ended September 30, 2021, compared to 76% for the three months ended September 30, 2020. Gross margin of 74% for the three months ended September 30, 2021 decreased as compared to 76% for the three months ended September 30, 2020 primarily as a result of the acquisitions of Apostrophe and HHL. Gross profit was $142.4 million for the nine months ended September 30, 2021, compared to $77.6 million for the nine months ended September 30, 2020, an increase of $64.8 million, or 84%. Correspondingly, gross margin was 76% for the nine months ended September 30, 2021, compared to 72% for the nine months ended September 30, 2020. Gross margin of 76% for the nine months ended September 30, 2021 increased as compared to 72% for the nine months ended September 30, 2020 primarily from the result of higher growth in revenue as compared to growth in variable costs, such as shipping costs and those associated with medical consultation services, partially offset by the acquisitions of Apostrophe and HHL.

Marketing expenses

Marketing expenses were $38.3 million for the three months ended September 30, 2021, compared to $15.1 million for the three months ended September 30, 2020, an increase of $23.2 million, or 154%. The most significant component of marketing expenses is customer acquisition costs, which increased to $28.4 million in the three months ended September 30, 2021, compared to $11.6 million for the three months ended September 30, 2020, an increase of 145%. Marketing expenses were $93.2 million for the nine months ended September 30, 2021, compared to $39.7 million for the nine months ended September 30, 2020, an increase of $53.5 million, or 135%. Customer acquisition costs increased to $70.8 million in the nine months ended September 30, 2021, compared to $28.8 million for the nine months ended September 30, 2020, an increase of 146%. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, and television marketing, as we continue to identify opportunities to drive new customer growth, and the customer acquisition costs we incurred following the acquisitions of Apostrophe and HHL.

Selling, general, and administrative expenses

SG&A expenses were $44.2 million for the three months ended September 30, 2021, compared to $19.5 million for the three months ended September 30, 2020, an increase of $24.7 million, or 127%. The increase in SG&A was primarily driven by an increase in stock-based compensation expense to $9.5 million for the three months ended September 30, 2021, from $1.2 million for the three months ended September 30, 2020, an increase of $8.3 million, primarily related to increased headcount and the acquisitions of Apostrophe and HHL.

Excluding stock-based compensation, employee compensation expense (comprising salaries and wages, benefits, taxes, and performance bonuses) was $11.3 million for the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020, an increase of $6.3 million. Additionally, for the three months ended September 30, 2021, the increase in SG&A was due to $3.9 million of fees incurred for acquisitions, a $2.2 million increase in depreciation, amortization, and software and hosting costs, a $1.9 million increase in higher director and officer insurance liability premiums as a result of becoming a public entity, $1.6 million of product development costs, a $1.5 million increase in order fulfillment and processing costs, and a $0.5 million increase from professional services costs as a result of overall increased business activity from Company growth. This increase in SG&A was partially offset by a decrease in general office administration costs of $1.7 million primarily resulting from the cancelation of the Company’s headquarters office lease in July 2020.

SG&A expenses were $142.7 million for the nine months ended September 30, 2021, compared to $48.4 million for the nine months ended September 30, 2020, an increase of $94.3 million, or 195%. The increase in SG&A was primarily driven by an increase in stock-based compensation expense to $50.3 million for the nine months ended September 30, 2021, from $3.8 million for the nine months ended September 30, 2020, an increase of $46.5 million. Most of the increase in stock-based compensation was a result of expenses related to the earn-out consideration issued as part of the Merger, as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units (“RSUs”), both of which were contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the nine months ended September 30, 2021, we also incurred $5.1 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger.

Excluding stock-based compensation and Merger bonuses, employee compensation expense was $28.7 million for the nine months ended September 30, 2021, compared to $13.4 million for the nine months ended September 30, 2020, an increase of $15.3 million. Additionally, for the nine months ended September 30, 2020, the increase in SG&A was due to a $6.9 million increase from professional services costs, $6.7 million of fees incurred for acquisitions, a $5.2 million increase in higher director and officer insurance liability premiums as a result of becoming a public entity, a $4.9 million increase in depreciation, amortization, and software and hosting costs as a result of overall increased business activity from Company growth, a $3.9 million increase in order fulfillment and processing costs, and $1.6 million of product development costs. These costs were partially offset by a decrease in general office administration costs of $2.0 million primarily resulting from the cancelation of the Company’s headquarters office lease in July 2020.

Other income (expense)

Other income was $8.5 million for the three months ended September 30, 2021, compared to other expense of $2.5 million for the three months ended September 30, 2020, a change of $11.1 million. Other income was $13.9 million for the nine months ended September 30, 2021, compared to other expense of $2.3 million for the nine months ended September 30, 2020, a change of $16.2 million. The change in other income (expense), net for the three and nine months ended September 30, 2021 from other income (expense), net for the three and nine months ended September 30, 2020 was driven primarily by the change in fair value of the warrant and earn-out liabilities in each period of $10.9 million and $16.1 million.

Benefit (provision) for income taxes

Benefit for income taxes was $3.2 million for the three months ended September 30, 2021 and provision for income taxes was less than $0.1 million for the three months ended September 30, 2020. Benefit for income taxes was $3.0 million for the nine months ended September 30, 2021 and provision for income taxes was less than $0.1 million for the nine months ended September 30, 2020. The change in tax expense is primarily due to the partial release of valuation allowance totaling $3.1 million as a result of acquisitions.

Liquidity and Capital Resources

From inception through the Merger, we financed our operations primarily from the sales of redeemable convertible preferred stock. Following the Merger, our principal sources of liquidity have been cash and cash equivalents in the amount of $64.8 million, which were primarily invested in money market funds; and investments in the amount of $187.7 million, which were primarily invested in corporate, government, and asset-backed bonds.

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

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(31,307)	$(2,210)
Net cash used in investing activities	(166,510)	(31,619)
Net cash provided by financing activities	235,121	48,449

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $31.3 million for the nine months ended September 30, 2021. The most significant component of our cash used was a net loss of $76.5 million. This included non-cash expense related to stock-based compensation of $55.3 million, depreciation and amortization of $2.4 million, net amortization on securities of $1.7 million, warrant expense in connection with Merger totaling $0.2 million, amortization of debt issuance costs of $0.1 million, and non-cash other of $0.9 million. Non-cash expense was partially offset by non-cash income of $13.6 million related to the change in fair value of warrant and earn-out liabilities and benefit for deferred taxes of $3.2 million. In addition, a net cash inflow totaling $1.4 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $5.5 million, a decrease in prepaid expenses of $2.6 million, and an increase in deferred revenue of $0.2 million. This inflow was partially offset by an increase in inventory of $6.9 million.

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2020. The most significant component of our cash used was a net loss of $12.9 million. This included non-cash expense related to stock-based compensation of $4.7 million, change in fair value of warrant liabilities of $2.5 million, lease termination expense of $1.8 million, depreciation and amortization of $0.7 million, and amortization of debt issuance costs of $0.3 million. In addition, a net cash inflow totaling $0.6 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease in other long-term assets of $0.8 million, an increase in other long-term liabilities of $0.4 million, and an increase in accounts payable and accrued liabilities of $0.3 million. This inflow was partially offset by an increase in inventory of $0.7 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments and acquisitions, as well as investment in website development and internal-use software and purchase of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 was $166.5 million, which was primarily due to net investment cash outflows of $116.5 million, as well as business acquisitions net of cash acquired of $46.5 million, investment in website development and internal-use software of $3.2 million including investment in our mobile technology, and purchases of property, equipment, and intangible assets of $0.3 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was $31.6 million, which was primarily due to net investment cash outflows of $28.7 million, investment in website development and internal-use software of $1.7 million, and purchases of property, equipment, and intangible assets of $1.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $235.1 million, which was primarily due to the proceeds from the issuance of Class A common stock as a result of the Merger of $197.7 million, proceeds from the PIPE Investment of $75.0 million, proceeds received from employee repayment of promissory notes of $1.2 million, and proceeds from the exercise of warrants and stock options of $1.4 million. This cash inflow was partially offset by payments related to pre-closing stock repurchase of $22.0 million, payments for Merger transaction costs of $12.9 million, and payments for taxes related to net share settlement of equity awards of $5.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $48.4 million, which was primarily due to the net proceeds from the issuance of convertible preferred stock of $51.9 million. This cash inflow was partially offset by payments for transaction costs of $2.1 million and repayments of principal on term loan of $1.5 million.

Indebtedness

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank (“SVB”), upon Hims’ request, SVB would issue letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed $2.0 million. This amount is reduced by the amount otherwise available with respect to the cash management services, which may include merchant services, direct deposit of payroll, business credit card, and check cashing services identified in SVB’s various agreements. On September 30, 2020, Hims entered into the First Loan Modification Agreement (“Loan Modification Agreement”) and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of September 30, 2021, SVB issued on the Company’s behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within non-current restricted cash on the consolidated condensed balance sheet.

In January 2021, the Company terminated the Second Amended and Restated Loan Agreement with SVB resulting in the release of restricted cash of $0.2 million under the arrangement. The outstanding letter of credit for the warehouse was not included as part of this termination.

Contractual Obligations and Commitments

Total rent expense for the three months ended September 30, 2021 and 2020, was $0.3 million and $0.3 million. Total rent expense for the nine months ended September 30, 2021 and 2020, was $1.1 million and $1.7 million.

In January 2020, the Company entered into a 63-month non-cancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years.

Future minimum lease commitments subsequent to September 30, 2021 are as follows (in thousands):

2021	$384
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$6,293

As of September 30, 2021, the Company had contractual obligations to make $2.1 million in purchases related to cloud-based software contracts used in operations. These obligations are associated with multi-year agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the services. Obligations under contracts that we can cancel without a significant penalty or agreements with a term of one year or less are not considered.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates, please refer to ITEM 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report for the year ended December 31, 2020. Except for the addition of business combinations to the Company’s significant accounting policies and estimates relating to contingent consideration and purchase allocations in business combinations, there have been no changes to the Company’s significant accounting policies and estimates in 2021 as outlined in our 2020 Annual Report.
Emerging Growth Company Status

We are an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). As an EGC, the JOBS Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our condensed consolidated financial statements for the three and nine months ended September 30, 2021 may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will no longer qualify as an EGC as of the end of the fiscal year ending December 31, 2021 and will become a Large Accelerated Filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we intend to adopt all accounting pronouncements currently deferred under the EGC election, which will be reflected in our 2021 Annual Report.

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

As of September 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

In July 2021, we acquired all of the outstanding equity of YoDerm, Inc. (“Apostrophe”). We are in the process of evaluating the existing controls and procedures of Apostrophe and integrating Apostrophe into our internal controls over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded Apostrophe from our assessment of disclosure controls and procedures as of September 30, 2021. Refer to Note 4 – Acquisitions to the condensed consolidated financial statements for additional information.

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

Changes in Internal Control over Financial Reporting

Except for the acquisition of Apostrophe noted above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

A description of the risks and uncertainties associated with our business and ownership of our Class A common stock is set forth below. You should carefully consider the risks described below, as well as the other information in this quarterly report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This quarterly report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.”

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
•Our dual class common stock structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Andrew Dudum, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.
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

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as “providers”) to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, operating a licensed pharmacy and the compounding and distribution of pharmaceutical products, competition from other companies, whether online healthcare providers or traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We provide customers with access to non-prescription products, telehealth-based consultations with healthcare providers, and certain prescription medications and/or home-based laboratory testing that may be prescribed by the providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription and non-prescription medication for additional conditions, and access to laboratory testing. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to privacy or healthcare laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

Changes to social networking, advertising platforms’ or mobile device or other operating systems’ terms of use; terms of service or traffic algorithms that limit promotional communications or impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us or our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage and adversely affect our business.

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

Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as part of our marketing strategy. For example, our brands maintain Instagram, Facebook, YouTube and TikTok accounts. We also maintain relationships with many social media and celebrity influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we expect to maintain a presence on these existing platforms and an important part of our marketing strategy is to establish and maintain a presence on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, if the social media platforms we use change their policies or algorithms, or if evolving laws and regulations limit how we can market through these channels, we may not be able to fully optimize our use of such platforms and our ability to retain current customers and acquire new customers may suffer. Any such failure could adversely affect our reputation, revenue, and results of operations.

In addition, an increase in the use of social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content of what our influencers post on social media, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or required to alter our practices, which could have an adverse impact on our business and reputation.

A failure to accurately identify promising celebrity influencers to use and endorse our products or a failure to enter into cost-effective celebrity influencer arrangements may have an adverse effect on our reputation or business. Moreover the cost to enter into arrangements with celebrity influencers may increase over time, which could have an adverse impact on our financial condition and results of operations.

Negative commentary regarding our business, or celebrity influencers who endorse our products and other third parties who are affiliated with or endorse us, may also be posted on social media platforms. Celebrity influencers with whom we maintain endorsement arrangements could engage in behavior or use their platforms to communicate with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect our reputation. Any such negative commentary could impact our reputation or brand and affect our ability to attract and retain customers, which could have a material adverse effect on our business and results of operations.

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

A key element of our business strategy is the continued expansion of our marketing infrastructure to drive customer enrollment. As we increase our marketing efforts in connection with the expansion of our platform offerings, we will need to further expand the reach of our marketing networks. Our future success in this area will depend on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-consumer business models, e-commerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our solutions.

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
•competitors offering telehealth options or technologies for customers and the rate of acceptance of those solutions as compared to our platform;
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

The markets for healthcare are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace.

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

We have recently experienced a period of rapid growth in our headcount and operations. The historical revenue of Hims & Hers grew from $26.7 million for the year ended December 31, 2018, to $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020. Our number of full-time employees has increased significantly over the last few years, from 41 employees as of December 31, 2018 to 181 employees as of December 31, 2020. We have also established operations in the United Kingdom, launched our affiliated pharmacy dedicated to our operations, completed acquisitions of Honest Health Limited and Apostrophe, and significantly increased the size of our customer base.

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

Through our platform, our customers gain access to one or more licensed providers, including physicians, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These providers are employed by or contracted with “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals, to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. We enter into certain contractual arrangements with the Affiliated Medical Groups and their provider owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals’ relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

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

Any claims made against us, the Affiliated Medical Groups, and/or the providers that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, Affiliated Medical Groups, and/or providers from our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, Affiliated Medical Groups, affiliated pharmacies, and/or providers from our operations. If our customers have negative experiences on our platform as a result of the activities or quality of providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

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
•diversion of management’s time and focus from operating our business to addressing acquisition integration challenges;
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

Additionally, competition within our industry for acquisitions of business, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

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

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or our mobile application, we may be unable to attract and retain customers.

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. We maintain a mobile website and in November 2021, we launched a new mobile application. Developing and supporting a mobile website and mobile application across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired and customers we meet through our mobile website or mobile application may not choose to use our offerings at the same rate as customers we meet through our website.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and mobile application could also be harmed by factors outside of our control, such as:

• increased costs to develop, distribute, or maintain our mobile website or mobile application;
•changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and
•changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors' websites or mobile applications.

If our customers experience difficulty accessing or using, or if they elect not to use, our mobile website or mobile application, our business and results of operations may be adversely affected.

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

Any disruption of service at Amazon Web Services, partner pharmacies, or other third-party service providers could interrupt access to our platform or delay our customers’ ability to seek treatment.

We currently host our platform, serve our customers and support our operations in the United States using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and through partner pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of AWS, partner pharmacies, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with providers who can diagnose, manage, and treat medical conditions, and pharmacies who can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and partner pharmacy closures could lead to claims of damages from our customers, providers, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

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

XeCare LLC (“XeCare”), our affiliated pharmacy dedicated to our operations, launched in Ohio during the fiscal quarter ended March 31, 2021, and is in the process of obtaining licensure in additional geographies. We also recently acquired a telehealth platform operated by YoDerm, Inc. (“Apostrophe”), which has an affiliated pharmacy dedicated to its operations: Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”). The operation of XeCare and Apostrophe Pharmacy subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand XeCare’s or Apostrophe Pharmacy’s capabilities or any failure or perceived failure by us, XeCare, or Apostrophe Pharmacy to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

On August 31, 2021, as previously announced, our Chief Financial Officer (“CFO”) and Treasurer, Spencer Lee, informed us of his intention to resign. Mr. Lee agreed to lead a transition plan and continue to support the Company in a consultant capacity after his resignation date until a new CFO is appointed. Mr. Lee has indicated that his resignation is not the result of any dispute or disagreement with the Company’s accounting principles or practices or financial statements and disclosures. We have initiated a search for our next CFO; however, this search may be time-consuming and expensive, and if we are unable to appoint a new CFO before Mr. Lee’s resignation, we will need to appoint an interim Principal Financial Officer. Our search for a permanent CFO, and any related speculation and uncertainty regarding the Company’s future business strategy and direction in connection with the search for and the appointment of a permanent CFO, may cause or result in disruptions in our business operations or significant delays in, or the prevention of, achieving our business objectives; distraction of our employees and management; departures of other key employees, and increased stock price volatility. If we are unable to mitigate these or other potential risks related to the appointment of and transition to a permanent CFO, it may disrupt our business or adversely affect our revenue, operating results, and financial condition.

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

A significant portion of our inventory is stored in our Ohio facility and Apostrophe Pharmacy facility and any damage or disruption at either facility may harm our business.

Our Ohio facility and Apostrophe Pharmacy collectively have a significant portion of our inventory located at their facilities. A natural disaster, fire, power interruption, work stoppage, or other calamity at either of these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our facility, machinery, or inventory were damaged or unusable, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Governmental Regulation

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies.

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of our services. We currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in the healthcare industry. However, it is our intention to begin accepting reimbursement from insurance providers or other third parties as early as 2022. If the government asserts broader regulatory control over companies like us or if we determine that we will facilitate payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase.

If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

The healthcare industry in general is subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in healthcare industry. If the government asserts broader regulatory control over companies like ours or if we determine that we will change our business model and accept payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase. Additionally, we expect this complexity and compliance obligation to increase when we begin accepting payment from insurance providers or other third parties in the future. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from participation in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

If our business practices are found to violate federal or state anti-kickback, physician self-referral, or false claims laws, we may incur significant penalties and reputational damage that could adversely affect our business.

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

The federal False Claims Act (the “False Claims Act”) generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services to third-party payers that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. Penalties for violating the False Claims Act include substantial monetary penalties and fines, the imposition of a corporate integrity agreement and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the False Claims Act.

Given our current operations and the current state of federal law, the Stark Law, the Anti-Kickback Law and the False Claims Act should not apply to our business. If the scope of the Anti-Kickback Law, the Stark Law, or the False Claims Act changes or a state analog of the Anti-Kickback Law, the Stark Law, or the False Claims Act includes a broader spectrum of activities than the federal statutes, or if we change our business model to accept payments from third-party payors such as a government program, our failure to comply with such laws, or an allegation that we have not complied, could have a material adverse effect on our business, financial condition, and results of operations.

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

State legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the Affiliated Medical Groups, XeCare, and/or Apostrophe Pharmacy with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The Affiliated Medical Groups and their providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of XeCare and Apostrophe Pharmacy to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as some states’ regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications, including compounded products, can be dispensed and sold.

Because these are developing areas of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’, providers’, or affiliated pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. This risk is especially acute in the healthcare industry given the level of government spending, oversight, and control over the industry as a whole. Compliance with these evolving laws, regulations, and interpretations may require us to change our practices at an indeterminable and possibly significant initial monetary and annual expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—we intend to accept reimbursement from insurance providers or other third parties as early as 2022, and our business model could be impacted by healthcare reform whether or not we begin taking reimbursement or payments from third parties other than customers. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other international, federal, state and local requirements and if we or our third-party suppliers fail to comply with international, federal, state, and local requirements, our ability to fulfill customers’ orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, dietary supplements, and home or laboratory-based clinical testing. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Likewise, the regulation of home-based and laboratory testing is an evolving area and is subject to extensive international, federal, state, and local authorities. Failure to meet—or significant changes to—any international, federal, state, or local requirements attendant to the testing, production, distribution, labeling, packaging, handling, sales and marketing and/or other aspects of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses.

Certain of the products available through our platform require approval by the FDA and are subject to the limitations placed by FDA on the approved uses in the product prescribing information. Some of these products are prescribed by providers on the platform for “off-label” uses (i.e., for a use other than that specifically authorized by the FDA for the medication in question). While providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement, and have a material adverse effect on our business, financial condition, and results of operations.

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

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). We believe that, because of our operating processes, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. However, to the extent we begin accepting payment from third parties or insurance providers, we may become subject to HIPAA and could face penalties and fines if we fail to comply with applicable requirements of HIPAA and its implementing regulations. Regardless of whether or not we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

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

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020, and significantly modifies the CCPA, requiring us to incur additional costs and expenses and modify certain of our privacy practices.

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

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in increased costs or loss of revenue.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, such as the California Consumer Privacy Act or the General Data Protection Regulation, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. In addition, cyber liability insurance is expensive and insurance premiums may increase significantly and/or we may have trouble obtaining adequate cyber insurance in the future based upon increasing global IT security threats. Any data privacy or security claims made against us or relating to our business that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, which could have a material adverse effect on our business, financial condition, and results of operations.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the FCPA and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and similar applicable anti-bribery and anti-corruption laws also prohibit our third-party business partners, representatives, and agents from engaging in corruption and bribery. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws will increase as we continue to expand internationally and as we commence sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, drop in stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.

Risks Related to Intellectual Property and Legal Proceedings

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

Our intellectual property includes the content of our websites, our software code, our electronic medical record system, our mobile application, our unregistered copyrights, and our trademarks. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, disclosure of trade secrets, and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

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

Changes in accounting rules, assumptions, or judgments could materially and adversely affect us, including recent statements from the SEC regarding SPAC-related companies.

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

For example, on April 12, 2021, the Staff of the SEC issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Staff Statement”). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of the Staff Statement, we restated our previously filed financial statements for the Non-Reliance Periods (as defined in our Current Report on Form 8-K filed with the SEC on May 4, 2021). As part of this restatement, we identified a material weakness in our internal control over financial reporting.

As a result of such material weakness, such restatement, the change in accounting for our Public Warrants and Private Placement Warrants (as defined in Note 15 – Common Stock to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q), and Parent Warrants (as defined in Note 3 – Recapitalization to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q), and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this quarterly report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Hims & Hers has incurred net losses on an annual basis since its inception. Hims & Hers incurred net losses of $75.2 million, $72.1 million, and $18.1 million in the years ended December 31, 2018, 2019, and 2020, respectively. Hims & Hers had an accumulated deficit of $171.3 million as of December 31, 2020. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, growing the capabilities of our affiliated pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile application) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Hims & Hers’ historical cash flows from operations were negative for the years ended December 31, 2018, 2019, and 2020. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

We rely significantly on revenue from customers purchasing subscription-based prescription products and services and may not be successful in expanding our offerings.

To date, the vast majority of our revenue has been, and we expect it to continue to be, derived from customers who purchase subscription-based prescription products and services through the platform. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments and services. These customers generate a substantial majority of our revenue. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our revenue, which may have an adverse effect on our business, financial condition, and results of operations. Because we derive a vast majority of our revenue from customers who purchase subscription-based prescription products and services, any material decline in the use of such offerings could have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

We are subject to the reporting requirements of the Exchange Act, the listing standards of the New York Stock Exchange (“NYSE”), and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.

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

As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible than they have been in the past, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

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

We identified a material weakness in our internal control over financial reporting as of December 31, 2020, the disclosure of which may have an adverse impact on the price of our Class A common stock (please refer to Part I, ITEM 4 of this quarterly report on Form 10-Q for further discussion). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020. The material weakness led to incorrect presentation of our Public Warrants, Parent Warrants, and Private Placement Warrants in prior periods, which resulted in the restatement of (i) the Company’s audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from April 9, 2019 (inception) through December 31, 2019 and (ii) the condensed consolidated unaudited financial statements included in the Company’s quarterly reports on Form 10-Q for (a) the three months ended March 31, 2020, (b) the three and six months ended June 30, 2020, and (c) the three and nine months ended September 30, 2020, the three months ended September 30, 2019 and the period from April 9, 2019 (inception) through September 30, 2019.

Although no material misstatement of Hims’ historical financial statements was identified, we were required to restate the consolidated financial statements of the Company. We have taken, and intend to continue to take, certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. Our remediation plan at this time includes continuing to enhance our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future. Additionally, significant costs and resources may be needed to remediate any material weakness (including the material weakness identified) or any internal control deficiencies that may arise in the future.

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

We are required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company. When we cease to be an emerging growth company (“EGC”)

as of the end of the fiscal year ending December 31, 2021, we will also be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and the relevant increased disclosure obligations.

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

Risks Related to Ownership of our Securities

Our dual class common stock structure has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, Andrew Dudum, which limits an investor’s ability to influence the outcome of important transactions, including a change in control.

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

We cannot predict whether our dual class common stock structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our Class A common stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of shares of our Class A common stock could be adversely affected.

As a “controlled company” within the meaning of NYSE listing standards, we qualify for exemptions from certain corporate governance requirements. We have the opportunity to elect any of the exemptions afforded a controlled company.

Because Mr. Dudum controls more than a majority of the total voting power following the consummation of the Merger, we are a “controlled company” within the meaning of NYSE listing standards. Under NYSE Listing Rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE rules regarding corporate governance:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement to have a nominating and corporate governance committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities;
•the requirement to have a compensation committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities; and
•the requirement of an annual performance evaluation of the nominating, corporate governance and compensation committees.

Currently, eight of our nine directors have been determined by our Board of Directors to be independent. We also have an independent compensation committee in addition to an independent audit committee. We do not have a nominating committee. The typical functions of this committee are addressed by our full Board of Directors. For as long as the “controlled company” exemption is available, our Board of Directors in the future may not consist of a majority of independent directors and may not have an independent nominating committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation, bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Class A common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. Among other things, our certificate of incorporation and/or bylaws include provisions regarding:
•Class V common stock that is entitled to 175 votes per share;
•the ability of our stockholders to take action by written consent in lieu of a meeting for so long as Mr. Dudum and his affiliates and permitted transferees beneficially own a majority of the voting power of the then-outstanding shares of our capital stock;
•the ability of our Board of Directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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
•the ability of our Board of Directors to amend the bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Our certificate of incorporation designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

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

These choice of forum provisions in our certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we have chosen to take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have chosen to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will lose our EGC status on December 31, 2021 and qualify as a large accelerated filer based on our market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Because we will lose our EGC status on December 31, 2021, we intend to adopt all accounting pronouncements currently deferred under the EGC election according to public company standards, which will be reflected in our 2021 Annual Report.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. We will remain a smaller reporting company until December 31, 2021, when we will lose our smaller reporting company status.

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
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
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
•the recent restatement of our previously filed financial statements for the Non-Reliance Periods; and
•general economic and political conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations will result in increased general and administrative expenses and a diversion of management’s time and attention.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On July 2, 2021, we consummated the acquisition of YoDerm, Inc. (“Apostrophe”), pursuant to which we issued 8,074,935 shares of restricted Class A common stock to former equityholders of Apostrophe representing a portion of the consideration for such transaction, which securities were valued at $50.7 million for accounting purposes. For more detail regarding the transaction, see Note 4 – Acquisitions to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

In July and August 2021, we issued a total of 226,790 shares of Class A common stock upon the cashless exercise of Parent Warrants (as defined in Note 3 – Recapitalization to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q) issued to former Hims equityholders in the Merger. At the time of exercise, the warrants were exercisable on a cashless basis for 0.267 shares of Class A common stock per warrant. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 3(a)(9) thereof.

Issuer Purchases of Equity Securities

On August 9, 2021, we redeemed an aggregate total of 248,710 Parent Warrants and Public Warrants (as defined in Note 15 – Common Stock to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q) at a price of $0.10 per warrant and made an immaterial redemption payment to the holders of redeemed warrants. For more detail regarding the warrant redemption, see Note 15 – Common Stock to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 10, 2021

Hims & Hers Health, Inc.

By:	/s/ Spencer Lee
Name: Spencer Lee
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)