Form 10-K
period 2021-12-31
Hims & Hers Health, Inc.
filed 2022-02-24
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Large accelerated filer         ☒                         Accelerated filer          ☐
Non-accelerated filer         ☐                          Smaller reporting company     ☐
Emerging growth company         ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion (based on the last reported sale price of the registrant’s Class A common stock of $10.89 per share on June 30, 2021 on the New York Stock Exchange), excluding only shares of Class A common stock held by executive officers and directors of the registrant as of such date. The registrant has no non-voting stock outstanding.

As of February 18, 2022, 196,695,342 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2022 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, ITEM 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part I, ITEM 1A: “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

EXPLANATORY NOTE

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

On January 20, 2021, as contemplated by the Merger Agreement, OAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which OAC was domesticated and continued as a Delaware corporation, changing its name to “Hims & Hers Health, Inc.” (the “Domestication”). As a result of and upon the effective time of the Domestication, among other things, each of the then issued and outstanding Class A and Class B ordinary shares of OAC automatically converted, on a one-for-one basis, into a share of our Class A common stock, par value $0.0001 per share (the “Class A common stock”). On January 20, 2021, OAC consummated the merger transaction contemplated by the Merger Agreement, whereby Merger Sub merged with and into Hims, the separate corporate existence of Merger Sub ceasing and Hims being the surviving corporation and a wholly owned subsidiary of OAC, now known as Hims & Hers Health, Inc. Prior to the Merger, OAC ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “OAC” and “OAC WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NYSE under the ticker symbols “HIMS” and “HIMS WS”, respectively. Upon the completion of the warrant redemption in August 2021, the Company’s securities trade on the NYSE solely under the ticker symbol “HIMS”.

In this Form 10-K, Hims & Hers Health, Inc. (together with its subsidiaries) is referred to as “Hims & Hers,” the “Company,” “we,” “us,” or “our.”

PART I
Item 1. Business

Overview

Launched in 2017, Hims & Hers has built a proprietary solution that connects consumers to licensed healthcare professionals for the provision of care via telehealth across a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health and primary care, among others, as well as provides access for customers to licensed pharmacies for online fulfillment and distribution of certain medications that may be prescribed as part of telehealth consultations. Since our founding, the Company has facilitated more than four million telehealth consultations, enabling greater access to high-quality, convenient, and affordable care for people in all 50 states and select locations in the United Kingdom.

The mission of Hims & Hers is to make healthcare accessible, affordable, and convenient for everyone. We believe that the Company has the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical record system, digital prescriptions, and cloud pharmacy fulfillment. We have built distribution channels and expertise around identifying and monetizing consumers that is enhanced by innovative engagement strategies delivered through simple and intuitive mobile and web interfaces. The Hims & Hers platform offers a streamlined patient and clinician experience facilitated by proprietary algorithms and a customizable and integrated technology stack, allowing us to give customers a seamless experience and to follow up programmatically and with precision. This creates a virtuous data cycle driven by the thousands of consultations performed on the platform on a daily basis and provides clarity on the healthcare needs of the Hims & Hers customer base. Customers can access healthcare providers on their computers or mobile devices and can have prescribed medications delivered directly. Care accessed through the Hims & Hers platform is subject to evidence-based clinical guidelines and delivered by highly-trained healthcare providers to ensure consistency and quality. Significant quality assurance measures are implemented to maintain safety and quality, and over 39,000 visit encounters have been reviewed by a clinical quality team to monitor quality of care and provider adherence to evidence-based principles.

Business Strategy

We are a multi-specialty telehealth platform focused on providing modern personalized health and wellness experiences to consumers. We offer a range of health and wellness products and services available for customers to purchase through our websites and mobile application. The offerings generally focus on chronic conditions, where treatment typically involves use of prescription medication on a recurring basis and ongoing care from healthcare providers. We also offer over-the-counter drug and device products and cosmetics and supplement products, which are primarily focused on general wellness, sexual health and wellness, skincare, and hair care. These curated non-prescription products include vitamin C, melatonin, biotin and collagen protein supplements in the wellness category, moisturizer, serums and face wash in the skincare category, condoms, climax delay spray and wipes, vibrators and lubricants in the sexual health and wellness category, and shampoos, conditioners, scalp scrubs and topical treatments such as minoxidil in the hair care category. We also offer many of these over-the-counter products through retail partnerships, in stores and online. The over-the-counter drug and device products and some of the cosmetics and supplement products we sell are “white-labeled” products, where we sell the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by us in partnership with the applicable manufacturers. For these products, the manufacturer develops the formulation with input from the internal Hims & Hers Product Research & Development team. In all cases, the manufacturer is responsible for obtaining and maintaining authorization from the U.S. Food and Drug Administration (“FDA”), if required, and complying with current Good Manufacturing Processes (cGMP) as adopted and enforced by the FDA. In addition, the internal Hims & Hers Quality team is responsible for maintaining policies and procedures to ensure non-prescription products comply with quality standards, which include independent laboratory testing of products, supplier quality and compliance assessments, and handling of product complaints and adverse events reported by customers.

Most of the offerings on our websites and mobile application are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the Company with predictability through a recurring revenue stream.

For subscription plans, customers select a desired cadence to receive products, which can range from every month to every two to twelve months, depending on the product. The customer is billed on a recurring basis based on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Our integrated technology platform allows us to serve our customers efficiently from start to finish: initially from customer discovery and purchase of offerings on our websites and mobile application, to connecting customers with medical providers for telehealth consultations, to the fulfillment and delivery of customer orders, and finally through ongoing clinical management by medical providers. Management believes this technology-driven efficiency provides cost advantages that allow us to offer customers affordable prices and to generate robust gross margins.

We acquire new customers and drive brand awareness through various marketing channels, including social media, online search, television, radio, other media channels, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. We intend to continue to invest in growth in our current offerings and additionally in new products and services. The Hims & Hers platform is purpose-built to scale efficiently and to accommodate the seamless addition of new products and services. We plan to launch new subscription-based offerings which we expect will have a similar margin profile and unit economics to current offerings. As we implement our product roadmap, we expect to grow revenue through additional subscription-based recurring revenue offerings. The recent launches of new products and services in behavioral health, dermatology, and primary care demonstrate the scalability of the platform.

Acquisitions

In June 2021, we completed our acquisition of United Kingdom based Honest Health Limited (“HHL”), a company that offers health and wellness products and services. The acquisition of HHL has allowed us to expand our operations in the United Kingdom and laid the groundwork for possible further expansion into Europe in the future. In July 2021, we completed our acquisition of YoDerm, Inc. (“Apostrophe”), allowing us to expand personalized dermatological offerings to our customers.

Growth Opportunities

Continue to acquire more customers

Customers serve as ambassadors for the Hims & Hers brand, further driving organic growth through word of mouth and user-generated content. The convenience of our websites and mobile application allows us to reduce stigma and access-related barriers that frequently prevent consumers from seeking medical care, expanding the Company’s market opportunity. Organic growth is enhanced by sophisticated omni-channel acquisition strategies meant to target future customers with condition specific on-ramps at profitable returns on investment. In addition, our brand positioning has afforded significant partnerships with leading talent whose promotional efforts drive meaningful awareness of the products and services we make available. As our portfolio of products and services grows across categories, we believe that our market presence and brand recognition will expand, driving more consumers to seek out Hims & Hers for future healthcare needs.

Grow within existing customer base

Our relatively young customer base is representative of the future healthcare consumer base. Approximately 80% of our customers to date indicate that they came to Hims & Hers to learn about and find options for their condition and are seeking treatment for their particular conditions for the first time. In addition, the majority of our customers are millennials at the beginning of their healthcare journey and we intend to grow with them as their healthcare needs evolve. We believe this demographic will make up the majority of healthcare spend in the coming decades, and as such it has intentionally built its brand and technologies to align with the expectations of this consumer group.

Category expansion into new chronic conditions

We are pursuing a roadmap of rapid category expansion into new chronic and often stigmatized conditions that can be treated safely via telehealth, require ongoing and recurring customer relationships, and for which generic medication has been established as an effective means of treatment. Future chronic care opportunities that show high prevalence within our existing customer base and offer traits similar to its existing categories in terms of business model characteristics include sleep disorders, infertility, diabetes, weight loss, cholesterol, and hypertension, which represent significant opportunities. According to the Centers for Disease Control and Prevention, six out of every ten individuals in the United States currently suffer from a chronic condition, and four out of every ten individuals suffer from two or more chronic conditions. Given the prevalence of these conditions, we see a large market opportunity for our current and future offerings.

Leverage existing capabilities to penetrate new sales channels and further improve operations

In 2020, we opened an approximately 300,000 square foot facility in New Albany, Ohio. In 2021, this facility began housing a dedicated licensed mail order pharmacy, XeCare, LLC (or “XeCare”), that provides prescription fulfillment services solely to Hims & Hers customers. Apostrophe Pharmacy LLC (“Apostrophe Pharmacy,” and together with XeCare, the “Affiliated Pharmacies”), is an additional dedicated licensed mail order pharmacy located in Arizona that provides prescription fulfillment services solely to Hims & Hers customers as part of our acquisition of Apostrophe in 2021. The Affiliated Pharmacies together enable seamless drug delivery, and drive increased operating leverage across the platform by allowing us to further personalize and consolidate shipping of orders as well as expand capabilities quickly for adjacent and other new conditions. The Affiliated Pharmacies allow us to lower our cost structure by reducing some of the costs typically associated with contractual third-party pharmacy relationships. Additionally, the Affiliated Pharmacies will provide an opportunity to incorporate insurance reimbursement into our system, which we intend to do as early as this fiscal year, ultimately enabling drug coverage and allowing us to provide access to treatment for a broader range of conditions with enhanced treatment flexibility and personalization for customers.

Expand into new geographies

Our strong brand and digital-first, cloud-based business model has driven rapid adoption in the U.S. Additionally, our model has been developed to be scalable and applicable across new markets and languages which allowed us to expand into the U.K. in 2021 and will afford us further international expansion opportunities. The global market for chronic diseases is expected to grow significantly over the next decade, and we believe the consumer-focused services it provides are applicable to a range of geographies across the world.

Affiliated Medical Groups, Providers and Partner Pharmacies

Affiliated Medical Groups and Providers

Due to the prohibition on the corporate practice of medicine adopted by a majority of states in the U.S., we have contractual arrangements with Affiliated Medical Groups to enable their provision of clinical services to our customers. “Affiliated Medical Groups” are separate professional corporations or other professional entities owned solely by licensed physicians and that engage licensed healthcare professionals, to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. We are prohibited from owning a professional entity such as the Affiliated Medical Groups under the rules prohibiting the corporate practice of medicine. However, the Affiliated Medical Groups were incorporated and established with our assistance for the specific purpose of providing clinical services to patients through the Hims & Hers platform and have no other operations or activities outside of the provision of services through the Hims & Hers platform.

The Affiliated Medical Groups contract with or employ physicians, nurse practitioners, physician assistants, and behavioral health providers to provide telehealth consultations and related services on the Hims & Hers platform. We enter into certain contractual agreements with the Affiliated Medical Groups and their physician owners, including administrative services agreements and continuity agreements, under which we serve as an administrative services manager for the Affiliated Medical Groups for the non-clinical aspects of their operations and receive a fixed administrative fee from each Affiliated Medical Group for these services. The administrative services and support we provide include IT products and support, including the Hims & Hers platform and electronic medical record system, billing and collection services, non-clinical personnel, customer service support, administrative support for provider credentialing and quality assurance, and other non-clinical items and services, including access to a line of credit we make available to the Affiliated Medical Groups as necessary to support their operations. The Affiliated Medical Groups retain sole control of clinical decision-making and the practice of medicine. We are the exclusive administrative services provider for the Affiliated Medical Groups, and the Affiliated Medical Groups provide services to patients exclusively through the platform. Our arrangements with the Affiliated Medical Groups generally have initial ten-year terms with renewal options. These arrangements are reviewed and updated periodically to address changing regulatory or market conditions.

Health System Partnerships

The strength of the Hims & Hers brand affords us numerous opportunities to partner with and offer new solutions to help transform existing healthcare stakeholders. We have relationships with leading health systems including Ochsner Health, Mount Sinai Health System, and Privia to provide a clinically focused, telehealth-enabled patient care collaboration. These relationships offer our customers access to applicable in-person care within these systems to enhance their overall healthcare experience. These collaborations, which are intended to help Hims & Hers customers obtain in-person care not accessible through the Hims & Hers platform, do not involve any monetary exchange, compensation, or other financial incentives between the parties. For primary care prescriptions, we also allow customers to seamlessly fulfill their prescription for same day delivery through Capsule and Alto in select markets.

Partner Pharmacies

We have entered into contractual arrangements with two licensed pharmacies (sometimes referred to herein as “partner pharmacies”), PostMeds, Inc. (d/b/a TruePill) and EHT Pharmacy, LLC (d/b/a Curexa Pharmacy) for fulfillment and distribution of certain prescription and non-prescription products available through its platform. We are not bound by any exclusivity or minimum order requirements with respect to our use of either pharmacy, and have the ability to utilize other pharmacies at our discretion. The contractual arrangements with the pharmacies are typically for one-year terms with automatic renewals, subject to standard termination rights of the parties. The pharmacies’ rates are fixed in the contractual arrangements and changes require the mutual agreement of the parties.

We have also entered into service agreements with XeCare and, as part of the Apostrophe acquisition discussed in Note 4 – Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, Apostrophe Pharmacy, in each case for the provision of prescription fulfillment services solely to Hims & Hers customers.

Regulatory Environment

As a consumer-driven healthcare organization delivering comprehensive telehealth technologies and services, in addition to the typical legal and regulatory considerations faced by a technology-based company, we are required to comply with complex healthcare laws and regulations at both the state and federal level. Our business and operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, and privacy and security of personal health information.

Government regulation of healthcare generally

Generally speaking, the healthcare industry is one of the most highly regulated industries in the United States. Healthcare businesses are subject to a broad array of governmental regulation at the federal, state, and local levels. While portions of our business are subject to significant regulations, some of the more well-known healthcare regulations do not apply to the Company because of the way our current operations are structured. We currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact other participants in healthcare industry. If we begin accepting reimbursement payments from insurance providers or other third-party payors such as a government program as we intend to do, we will become subject to some of these additional healthcare laws and regulations.

Irrespective of our business model, the healthcare industry is subject to changing political, economic and regulatory influences that may affect healthcare companies like Hims & Hers. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in any given case, they will affect the healthcare industry as a whole and may impact customer use of the Company’s solutions. If the government asserts broader regulatory control over companies like us or if we realize our intention to accept payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine and telehealth in order to support the Affiliated Medical Groups.

Physicians, mid-level providers (e.g., physician assistants, nurse practitioners), and behavioral health providers who provide professional clinical services via telehealth must, in most instances, hold a valid license to provide the applicable professional services in the state in which the patient is located. We have established systems to assist the Affiliated Medical Groups in ensuring that their providers are appropriately licensed under applicable state law and that their provision of telehealth to our customers occurs in each instance in compliance with applicable rules governing telehealth.

In response to the COVID-19 pandemic, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible. Due to our business model, these changes did not dramatically change our operations, but these changes did introduce many people to the practice of telehealth. It is unclear whether these changes will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities.

Corporate practice of medicine laws in the U.S.; Fee splitting

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs physicians. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services and providers. Other practices, such as professionals splitting their professional fees with non-professional persons or entities, is also prohibited in some jurisdictions. These laws are intended to prevent unlicensed persons from interfering with or unduly influencing a physician’s professional judgment. State laws and enforcement activities related to the corporate practice of medicine and fee-splitting vary dramatically. In some states, even activities not directly related to the delivery of clinical services may be considered an element of the practice of medicine. For example, in some states the corporate practice of medicine restrictions may be implicated by non-clinical activities such as scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel.

Because of the restrictions on the corporate practice of medicine doctrine and fee-splitting in various jurisdictions, we do not employ the healthcare providers who provide clinical services on the Hims & Hers platform. Instead, the Affiliated Medical Groups provide services on the platform and we contract with but do not own the Affiliated Medical Groups. The Affiliated Medical Groups and their providers maintain exclusive authority regarding the provision of healthcare services (including consults that may lead to the writing of prescriptions) and remain responsible for retaining and compensating their providers, credentialing decisions regarding their providers, maintaining professional standards, maintaining clinical documentation within medical records, establishing their own fee schedule, and submitting accurate information to us so that we can bill customers. Despite our care in structuring arrangements with the Affiliated Medical Groups, it is possible that a regulatory authority or another party, including providers affiliated with Affiliated Medical Groups, could assert that we (or other organizations with similar business models) are engaged in the corporate practice of medicine or that the contractual arrangements with Affiliated Medical Groups violate a state’s fee-splitting prohibition. Failure to comply with these state laws could lead to materially adverse consequences for the Company.

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

Given our current operations, the Anti-Kickback Law, the federal False Claim Act, and other laws that are tied to federal health care program or commercial insurer reimbursement should not apply to our business. If the scope of these laws is extended to include a broader spectrum of activities or if we realize our intention to accept reimbursement payments from insurance providers or other third-party payors such as a government program, we could become subject to these laws and need to modify our business model. Additionally, should we begin accepting reimbursement payments from insurance providers or other third-party payors, which we intend to do as early as this fiscal year, the Company will be subject to significantly increased compliance obligations and costs.

FDA regulation

The products available through the Hims & Hers platform are regulated by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. The FDA regulates product promotion and noncompliance with the FDA’s regulations could result in the FDA requesting that we modify product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state or foreign enforcement authorities monitor product promotion and have the authority to levy significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement, if violations of applicable law or regulations occur.

Health Information Privacy and Security Laws

Numerous U.S. state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information. We believe that, because of our operating processes, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act and the implementing regulations (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notwithstanding that we do not believe that the Company meets the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and has assumed obligations that are based upon HIPAA-related requirements. Because we need to use and disclose customers’ health and personal information in order to provide our services, we have developed and maintain policies and procedures to protect that information, including administrative, physical and technical safeguards.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of personal information. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations. Additionally, these laws may be similar to or even more protective than, and may not be preempted by, HIPAA and other federal privacy laws. The privacy and data protection laws in many states in which we operate are more restrictive than HIPAA and/or may apply more broadly than HIPAA. For example, the California Consumer Privacy Act of 2018 (“CCPA”) protects the personal information of California consumers regardless of the location of the business holding the information. The CCPA went into effect on January 1, 2020. Additionally, the California Privacy Rights Act passed in 2020 (“CPRA”) expands upon the rights and requirements implemented through the CCPA, with enforcement of the CPRA to become effective January 1, 2023. The CPRA significantly modifies the CCPA, requiring the Company to incur additional costs and expenses and modify certain of our privacy practices. Where state laws are more protective than HIPAA or apply more broadly than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. We expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future; state laws are changing rapidly, numerous states are currently reviewing legislation that is similar to the CCPA and/or CPRA, and there is discussion of a new federal privacy law or federal breach notification law.

Additionally, we are subject to the General Data Protection Regulation (“GDPR”) as implemented in the United Kingdom (the “UK GDPR”). The GDPR became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The United Kingdom completed its withdrawal from the EU on January 31, 2020 in a process known as “Brexit,” and following the expiry of the Brexit transition period, which ended on December 31, 2020, the UK GDPR has been implemented in the United Kingdom. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs.

Marketing

We are building brands that represent the front door to the healthcare system for a new generation of healthcare customers. From our launch, we have used a diverse marketing strategy to reach our customers. We advertise on social media, online search, television, radio, out-of-home, and other media channels. We believe advertising in a diversified set of media channels is important to prevent overreliance on any single channel and to maximize the exposure of our brands to our desired customers. We also reach our customers through our own social media accounts, press coverage and public relations, internally developed educational and lifestyle content, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. This overall strategy drives significant customer traffic to our platform, including direct type-in traffic and organic online search traffic.

Our marketing strategy is underpinned by a focus on analytics and data. We have built our team and systems to measure consumer behavior, including which types of consumers generate more revenue in their first purchase, generate more revenue over time, generate more gross profit from their purchases, and which types of consumers are most valuable over their lifetime. We also rigorously measure the effectiveness of our marketing budgets and the rate of return we generates from our marketing campaigns. The marketing team is accountable for driving a sufficient rate of return from their budgets. We view our marketing capabilities as a core strength of the Company and a key differentiator in the market.

Human Capital Management

People and Culture

At Hims & Hers, we center justice, diversity, equity, and inclusion (JEDI). Our commitment to live and practice these values is unwavering. They are central to our mission to transform the health and wellness industry and to become the front door to healthcare. We believe that celebrating multiple approaches and perspectives internally allows us to better meet the challenge of providing people-centered healthcare. We continue to look for ways to expand a range of programs and initiatives that are focused to attract, develop, and retain our workforce and center our JEDI strategy.

We strive to hire the best and brightest talent across the industry with a focus on individuals determined to improve access to healthcare for millions. As of December 31, 2021, our team was comprised of 398 full-time employees across various functions.

We took prompt action to protect our employees’ health in response to the COVID-19 pandemic, including by closing our offices in March 2020 and shifting to an official remote-first policy in June 2020. We have heavily invested in the software, tools, and culture that allow our company to be a leading force in the new remote-oriented work environment. Not only has this allowed us to maintain and enhance our commitment to quality, our management team believes it has also provided a real competitive advantage by attracting top talent and garnering new geographic exposure. We have a strong focus on building a diverse and inclusive workforce and we seek individuals who are differentiated in their excitement to be leading the charge into a consumer-focused healthcare future. Because we prioritize hiring team members with a variety of lived experiences, we believe we get the benefit of more multi-faceted and nuanced insight into the customers we serve. This also ensures that our internal community reflects our vision for an equity-centered, inclusive workforce.

Our work environment is one of mutual trust, confidence, and inclusion to provide opportunity for growth and recognition, with the ultimate goal of delivering better healthcare to more consumers. We are a company with a growth mindset; one of our mantras is “never stop learning, never stop growing.” To that end, we gauge our employees’ level of engagement and satisfaction through bi-annual engagement surveys. These surveys ensure we hear directly from our employees on their personal work experiences and how we can continue working to manifest our value set. We evaluate the data obtained through these surveys to architect learning pathways that are truly useful to our employees. For example, we have periodically offered trainings in feedback, hiring, interviewing, and non-violent communication. We also make space for our managers to help their team members develop their knowledge base by earmarking individualized external training courses, certifications, and resource tools.

Further, we have committed to and formalized employee development programs that support our JEDI strategy, and promote creativity and innovation. Programming includes a formalized performance review process that includes a self-evaluation process and a manager self-evaluation process, together with training and resources on how to approach these evaluations.

We also offer our employees a holistic total rewards package with premier benefit and well-being programs intended to fit the needs of our employees and their family members. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, employee assistance programs, short-term and long-term disability coverage, and life insurance. We also offer a 401(K) Savings Plan and the ability to participate in our Employee Stock Purchase Plan to all U.S. employees. In addition, the majority of our employees are eligible for equity awards, depending on function, to align incentives and provide the opportunity to share in the Company’s financial success. Additionally, our paid time off programs enable our workforce to enjoy personal time away from their job responsibilities.

Commitment to highest standards of provider quality

In addition to our employees, as of December 31, 2021, 344 medical providers located throughout all 50 states in the U.S. provided services on the Hims & Hers platform through the Affiliated Medical Groups. These medical professionals adhere to a rigorous set of assessments and all credentials, licenses, and qualifications are cross-checked against federal, state, and other agencies. The Affiliated Medical Groups implement comprehensive processes, including written testing, to ensure adequate clinical skill and quality. Testing results are reviewed by an advisory board of physicians, with only the most qualified applicants approved by the Affiliated Medical Groups to provide consultations on the Hims & Hers platform. This rigor in provider selection ensures a strong culture of high standards focused around improving healthcare outcomes for our customers.

Competition

Consumers have historically accessed the healthcare system in the U.S. through an antiquated model focused around brick-and-mortar healthcare providers and cost coverage through commercial and government payor programs. At the same time, many consumers are not aware of the relative affordability, convenience, and accessibility of care through the use of telehealth. Much of our marketing efforts since our founding have thus focused on consumer education around these capabilities and the underlying chronic and often stigmatized conditions that providers on our platform can help treat. The relatively low (albeit rapidly increasing) penetration of telehealth implies that there is a significant market opportunity as consumers continue to shift their behavior.

While we do not believe there are currently any direct competitors that offer the full suite of solutions and direct-to-consumer touch points as we do, there are several companies that offer components of telehealth or address chronic conditions that compete with our solutions.

•In direct-to-consumer healthcare, our competition is largely fragmented and consists of many competitors that are smaller in scale and/or are more niche in focus with respect to the conditions they treat. Within parts of the sexual health and hair loss market, we also compete mostly with private organizations with similar product offerings for consumers.

•In telehealth and chronic disease management, we compete with other providers that are larger in scale and generally provide telehealth on behalf of self-insured employers and insurance plans. Within parts of the behavioral health market, we also compete with public and private organizations with similar product offerings for consumers.

•In direct-to-consumer health and wellness, we compete with traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments.

Intellectual Property

Our ability to obtain and maintain intellectual property protection for our proprietary technology platform, preserve the confidentiality of our trade secrets, and operate without violating the intellectual property rights of others is important to our success. We have a number of measures to protect our intellectual property and brand, including trademarks, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements, to establish and protect our proprietary rights. Despite these efforts, there can be no assurance that we will adequately protect our intellectual property.

As of December 31, 2021, we held ten registered trademarks in the U.S. and 21 in non-U.S. jurisdictions, and 23 pending trademarks in the U.S. and 105 in non-U.S. jurisdictions, including pending trademarks for our brand, Hims & Hers. We obtained our first registered trademark in December 2018 with the majority of our trademark registrations obtained between 2019 and 2021. Each trademark registration is due for renewal within ten years from the date of its respective registration date and may be renewed in ten year intervals thereafter. In addition, we have registered domain names for websites that we use in our business, such as www.forhims.com and www.forhers.com. We hold no patents at this time.

Additional Information

Our website addresses are www.forhims.com and www.forhers.com. We make available free of charge at the Investor Relations section of the forhims.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business and ownership of our Class A common stock is set forth below. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our Class A common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Principal Risk Factors

•Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.
•Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.
•If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.
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
•If the Affiliated Medical Groups are unable to attract and retain high-quality healthcare providers to perform services on our platform, or if we are unable to develop or maintain satisfactory relationships with these providers or the Affiliated Medical Groups, our business, financial condition, and results of operations may be materially and adversely affected.

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
•Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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
•The market price of our Class A common stock may be volatile.

Risks Related to Hims & Hers’ Business

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as “providers”) to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, operating a licensed pharmacy and the compounding and distribution of pharmaceutical products, competition from other companies, whether online healthcare providers or traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may not be successful in our women’s health and wellness initiatives.

Our offerings originally catered towards men seeking treatment for conditions specifically affecting the male population, such as hair loss and erectile dysfunction. A substantial majority of our annual revenue to date has come from male customers. We began offering products and services for women in 2018 and this part of our business is still developing. We have less experience marketing our platform and its capabilities to women as compared to men. As a result, our efforts to attract new female customers and to retain existing female customers may not be successful.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with healthcare providers, and certain prescription medications and/or home-based laboratory testing that may be prescribed by the providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and access to laboratory testing. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to privacy or healthcare laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our services or any new offerings may not achieve market acceptance. Since developing enhancements to our services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

We first launched our services in 2017 and we have experienced rapid growth since that time. As a result, we have limited experience marketing our offerings and engaging customers at our current scale. We derive a substantial majority of our revenue from customers’ subscription-based purchases of prescription products made available through our platform. We expect to continue to expand the conditions for which customers can seek treatment from providers through our platform, and as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, providers, strategic partners, and partner pharmacies, and to our ability to attract new customers, providers, strategic partners, and partner pharmacies. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners. (See “– Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, providers, and partners, which could harm our business, financial condition, and results of operations.

The failure of our offerings to achieve and maintain market acceptance could result in us achieving revenue below our expectations, which could cause our business, financial condition, and results of operations to be materially and adversely affected.

Our current business strategy is highly dependent on our platform and offerings achieving and maintaining market acceptance. Market acceptance and adoption of our business model and the products and services we make available depend on educating potential customers who may find our products and services useful, as well as potential partners, suppliers, and providers, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our offerings as compared to those of competitors. If we are not successful in demonstrating to existing and potential customers the benefits of our services, our revenue may decline or we may fail to increase our revenue in line with our forecasts.

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

In addition, our business model and the products and services we make available may be perceived by potential customers, providers, suppliers, and partners to be less trustworthy or effective than traditional medical care or competitive telehealth options, and people may be unwilling to change their current health regimens or adopt our offerings. Consumers who have healthcare insurance coverage may not wish to use the platform to access healthcare services or products for which insurance reimbursement is not available. Moreover, we believe that providers can be slow to change their treatment practices or approaches because of perceived liability risks or distrust of departures from traditional practice. Accordingly, we may face resistance to our offerings from brick-and-mortar providers.

The market for our model and services is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our solutions.

The market for our model is new, rapidly evolving and increasingly competitive. We are expanding our business by offering access to consultation and treatment options for new conditions, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to providers, as well as our existing and potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, advances in technology, and general movement to telehealth accelerated by the COVID-19 pandemic. Widespread acceptance of personalized healthcare enabled by technology is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

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

Competitive platforms or other technological breakthroughs for the monitoring, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

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

The markets for healthcare are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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

Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or cooperative relationships that may result in competitors with greater resources and access to potential customers. The COVID-19 pandemic may also cause various traditional healthcare providers to evaluate and eventually pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

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

We have recently experienced a period of rapid growth in our operations and headcount. The historical revenue of Hims & Hers grew from $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020, to $271.9 million for the year ended December 31, 2021. Our number of full-time employees has increased significantly over the last few years, from 123 employees as of December 31, 2019 to 398 employees as of December 31, 2021. We have also established operations in the U.K., launched our affiliated pharmacy dedicated to our operations, completed acquisitions of Honest Health Limited and Apostrophe, and significantly increased the size of our customer base.

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

Through our platform, our customers gain access to one or more licensed providers, including physicians, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These providers are employed by or contracted with Affiliated Medical Groups. We enter into certain contractual arrangements with the Affiliated Medical Groups and their provider owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals’ relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

If the Affiliated Medical Groups are unable to attract and retain high-quality healthcare providers to perform services on our platform, or if we are unable to develop or maintain satisfactory relationships with these providers or the Affiliated Medical Groups, our business, financial condition, and results of operations may be materially and adversely affected.

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

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the providers they engage on our platform, our partner pharmacies, our Affiliated Pharmacies, and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the providers, our partner pharmacies, or to us in the future at acceptable costs or at all.

Any claims made against us, our partner pharmacies, our Affiliated Pharmacies, the Affiliated Medical Groups, and/or the providers that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, our partner pharmacies, our Affiliated Pharmacies, Affiliated Medical Groups, and/or providers from their respective operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, our partner pharmacies, our Affiliated Pharmacies, Affiliated Medical Groups, and/or providers. If our customers have negative experiences on our platform as a result of the activities or quality of providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

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

The Affiliated Medical Groups typically engage providers that perform services through our platform as independent contractors. The Affiliated Medical Groups believe that the providers are independent contractors because, among other things, they can choose whether, when, and where to provide services on our platform and are free to provide services on our competitors’ platforms. Nevertheless, recent legislative and judicial activity have in some jurisdictions created more restrictive standards or enforcement uncertainty with respect to the classification of workers within certain industries. The Affiliated Medical Groups may not be successful in defending the independent contractor status of providers in some or all jurisdictions in which we and/or they operate. Furthermore, the costs associated with defending, settling, or resolving pending and future lawsuits (including demands for arbitration) relating to the independent contractor status of providers could be material to the Affiliated Medical Groups. Foreign, state, and local laws governing the definition or classification of independent contractors, or changes thereto, or judicial decisions regarding independent contractor classification, could require classification of providers as employees (or workers or quasi-employees where those statuses exist) of the Affiliated Medical Groups. If the Affiliated Medical Groups are required to classify providers as employees (or as workers or quasi-employees where applicable), it could result in significant additional expenses, potentially including expenses associated with the application of wage and hour laws (including minimum wage, overtime, and meal and rest period requirements), employee benefits, social security contributions, taxes, and penalties. Further, any such reclassification could add significant complexity to our business model and could force us to have to modify or renegotiate our relationships with the Affiliated Medical Groups, which may not be possible on mutually agreeable terms, and could have an adverse effect on our business, financial condition, and results of operations.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed.

We have made, and may in the future make, acquisitions to add employees, complementary companies, products, solutions, technologies, or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions in the United States as well as in international markets. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of an acquired business’ failure to maintain effective data protection and privacy controls and comply with applicable regulations;
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

Expanding our business to attract customers, providers, and suppliers in countries other than the United States is an element of our long-term business strategy. For example, in June 2021, we acquired all of the outstanding equity of Honest Health Limited, an entity that offers health and wellness products and services, to further expand our operations in the United Kingdom. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
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
•obtaining regulatory approvals or clearances where required for the sale of our offerings, products, and services in various countries;
•requirements to maintain data and the processing of that data on servers located within the United States or in other countries;
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

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business, financial condition, and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of the ongoing COVID-19 pandemic and its related resurgences and variants. Economic uncertainty and associated macroeconomic conditions, including market volatility, inflation and supply chain issues, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our partner pharmacies and our affiliated pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

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

The COVID-19 pandemic has increased interest in and consumer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.

The global COVID-19 pandemic and measures introduced by local, state, federal, and international jurisdictions to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy. Given the impacts of COVID-19 variants, and the timing and effectiveness of global efforts to roll out vaccines and treatments, the complete impact of the pandemic is still unknown and rapidly evolving.

Due to COVID-19, telehealth has seen a steep increase in use across the industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how telehealth may be used in delivering care in certain jurisdictions. We do not know whether these regulatory changes will be permanent, or how long these will remain in place. There is renewed focus on telehealth among legislatures and regulators due to COVID-19 and the expanded use of telehealth that could result in regulatory changes inconsistent with or that place additional restrictions on our current business model or operations in certain jurisdictions. If consumer adoption of telehealth generally or our platform in particular materially decreases as the COVID-19 restrictions are lifted, or if COVID-19 results in regulatory changes that limit our current activities, our industry, business, and results of operations could be adversely affected.

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or our mobile application, we may be unable to attract and retain customers.

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. We maintain a mobile website and in January 2022, we announced the launch of our mobile application on the App Store. Developing and supporting a mobile website and mobile application across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired and customers we meet through our mobile website or mobile application may not choose to use our offerings at the same rate as customers we meet through our websites.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile website or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile website and mobile application could also be harmed by factors outside of our control, such as:
•increased costs to develop, distribute, or maintain our mobile website or mobile application;
•changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and
•changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile website or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors’ websites or mobile applications.

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

Our ability to deliver our internet-based and mobile-application based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems or those of our service providers, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers, providers, partners, and suppliers. To operate without interruption, both we and our service providers must guard against:
•damage from power loss, natural disasters (such as earthquakes, fires, floods, tsunamis and other extreme weather), and other force majeure events outside our control;
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

We currently host our platform, serve our customers and support our operations in the United States using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and through partner pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of AWS, partner pharmacies, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of any such event, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with providers who can diagnose, manage, and treat medical conditions, and pharmacies that can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and pharmacy closures could lead to claims of damages from our customers, providers, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

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

We depend on the Affiliated Medical Groups and their providers to deliver quality healthcare consultations and services through our platform, and the Affiliated Pharmacies to provide efficient fulfillment and distribution of prescription medication. Any interruption in the availability of a sufficient number of providers or supply from our partner pharmacies or Affiliated Pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated

Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our partner pharmacies, or are unable to obtain access for customers to low cost pharmaceutical products through our partner pharmacies or Affiliated Pharmacies, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group or partner pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Disruption in our global supply chain and changes to tax or trade policy could negatively impact our business.

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. The loss or disruption of such supply arrangements for any reason, including as a result of COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, between the U.S. and countries from which we source merchandise, directly or indirectly, could require us to take certain actions, such as raising prices on our offerings or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations.

Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations.

XeCare, one of our Affiliated Pharmacies that is dedicated to our operations, launched in Ohio during the fiscal quarter ended March 31, 2021, and is in the process of obtaining licensure in additional geographies. We also acquired a telehealth platform operated by YoDerm, Inc. (“Apostrophe”) in July 2021, which has an affiliated pharmacy dedicated to its operations (Apostrophe Pharmacy). The operation of our Affiliated Pharmacies subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities or any failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

Our payments system depends on third-party service providers and is subject to evolving laws and regulations.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our leadership team in the areas of marketing, legal and regulatory compliance, telehealth, operations, finance, public policy and government relations, and other general and administrative functions. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. In addition, similar to other businesses we have experienced employee turnover that we believe is a result, in part, of the ongoing “great resignation” occurring throughout the American economy, and we expect to continue to experience employee turnover in the future.

We may need to invest significant amounts of cash and equity to attract new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value, or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated.

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

A significant portion of our inventory is stored in our Ohio facility, and we also hold inventory at our Apostrophe Pharmacy facility, and any damage or disruption at either facility may harm our business.

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

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of our services. The healthcare industry in general is also subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in healthcare industry. However, it is our intention to begin accepting reimbursement from insurance providers or other third parties as early as this fiscal year. If the government asserts broader regulatory control over companies like ours or if we begin accepting payment from insurance providers or other third parties as planned, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

State legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the Affiliated Medical Groups and/or our Affiliated Pharmacies with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The Affiliated Medical Groups and their providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of our Affiliated Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as some states’ regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications, including compounded products, can be dispensed and sold.

Because these are developing areas of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’, providers’, or Affiliated Pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in a manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in insurance and healthcare laws, as well as the potential for further healthcare reform legislation and regulation, have created uncertainty in the healthcare industry and could materially affect our business, financial condition, and results of operations.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—we intend to accept reimbursement from insurance providers or other third parties as early as this fiscal year, and our business model could be impacted by healthcare reform whether or not we begin taking reimbursement or payments from third parties other than customers. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other international, federal, state and local requirements and if we or our third-party suppliers fail to comply with international, federal, state, and local requirements, our ability to fulfill customers’ orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, dietary supplements, and home or laboratory-based clinical testing. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Likewise, the regulation of home-based and laboratory testing is an evolving area and is subject to extensive international, federal, state, and local authorities. Failure to meet—or significant changes to—any international, federal, state, or local requirements attendant to the testing, production, distribution, labeling, packaging, handling, sales and marketing, continued safety and/or other aspects of a regulated product could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

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

We collect and transmit healthcare-related information to and from our customers, providers and partner pharmacies in connection with the telehealth consultations conducted by the providers and prescription medication fulfillment by our affiliated pharmacies and our partner pharmacies. If the data that we provide to our customers, providers, or partner pharmacies are incorrect or incomplete or if we make mistakes in the capture or input of these data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted disease. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the Affiliated Medical Groups, the Affiliated Pharmacies, and the providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the

CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in November 2020 and will become effective January 1, 2023. The CRPA significantly modifies the CCPA, requiring us to incur additional costs and expenses and modify certain of our privacy practices.

Additionally, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The United Kingdom completed its withdrawal from the EU on January 31, 2020 in a process known as “Brexit,” and following the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs.

Our business, including our ability to operate and to continue to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile application, solutions, features, or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to applicable laws, regulations, or industry standards or practices regarding the storage, use, or disclosure of data our customers or providers share with us, or regarding the manner in which the express or implied consent of customers or providers for such collection, analysis, and disclosure is obtained. Such changes may require us to modify our platform, possibly in a material manner, and may limit our ability to develop new offerings, functionality, or features.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, such as the CCPA, the CPRA or the UK GDPR, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

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

Obtaining and maintaining effective intellectual property rights is expensive, as are the costs of defending our rights. We make business decisions about when to file applications or registrations to protect our intellectual property and rely upon trade secret protection, and the approach we select may ultimately prove to be inadequate. We are seeking or may seek to protect certain of our intellectual property rights through filing applications for copyrights, trademarks, and domain names in a number of jurisdictions, a process that is expensive and may not be successful in all jurisdictions. Even where we have intellectual property rights, they may later be found to be unenforceable or have a limited scope of enforceability. In addition, we may not seek to pursue such protection in every jurisdiction. In particular, we believe it is important to maintain, protect, and enhance our brand.

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

For example, on April 12, 2021, the Staff of the SEC issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Staff Statement”). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of the Staff Statement, we restated our previously filed financial statements for the Non-Reliance Periods (as defined in our Current Report on Form 8-K filed with the SEC on May 4, 2021). As part of this restatement, we identified a material weakness in our internal control over financial reporting as of December 31, 2020, which has been remediated.

As a result of such material weakness, such restatement, the change in accounting for our Public Warrants and Private Placement Warrants (as defined in Note 17 – Common Stock to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and Parent Warrants (as defined in Note 3 – Recapitalization to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We face the risk of product liability claims and may not be able to maintain or obtain insurance.

Our business involves third-party medical providers performing medical consultations and, if warranted, prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals, including compounded pharmaceuticals, by our

Affiliated Pharmacies and partner pharmacies. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. In addition, the products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage, and errors in the dispensing and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverages may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other extreme weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems or those of our vendors or suppliers, including our affiliated pharmacies, were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations could be harmed. We have implemented a disaster recovery program that allows us to move website and mobile application traffic to a backup site in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

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

We have incurred net losses on an annual basis since inception. We incurred net losses of $72.1 million, $18.1 million, and $107.7 million in the years ended December 31, 2019, 2020, and 2021, respectively. We had an accumulated deficit of $279.0 million as of December 31, 2021. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, growing the capabilities of our affiliated pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile application) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2019, 2020, and 2021. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

Our results of operations, as well as our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.

Our results of operations have in the past, and could in the future, vary significantly from quarter-to-quarter and year-to-year and may fail to match the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our results of operations and growth rate. Any of these events could cause the market price of our Class A common stock to fluctuate. Factors that may contribute to the variability of our results of operations include:
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
•our ability to complete acquisitions on commercially reasonable terms and integrate acquired businesses;
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

The requirements of being a public company have and may continue to strain our resources, divert management’s attention, and may result in litigation.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the New York Stock Exchange (“NYSE”), the Sarbanes-Oxley Act, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources, particularly as we no longer qualify as an “emerging growth company,” as defined in section 2(a) of the Securities Act, and are subject to increased disclosure and other requirements. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition.

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

The rules and regulations applicable to public companies have made it more expensive for us to obtain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

If our estimates or judgments relating to our significant accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation of inventory, valuation and recognition of stock-based compensation expense, valuation and recognition of warrants, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates in capitalization of website development and internal-use software costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

We previously identified a material weakness in our internal control over financial reporting, which has been remediated. If we identify other material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the market price of our Class A common stock.

We previously identified a material weakness in our internal control over financial reporting. Although this material weakness was remediated as of December 31, 2021, we cannot assure you that we will not identify another material weakness in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

Our remediation plan included enhancing our internal and external technical accounting resources by hiring additional personnel and increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions. While we have remediated our previous material weakness, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses. Additionally, significant costs and resources may be needed to remediate any material weakness or any internal control deficiencies that may arise in the future.

If we cannot produce reliable and timely financial reports, investors may lose confidence in our financial reporting and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Moreover, if we are unable to evaluate and test our internal controls on a timely basis in the future, management will be unable to conclude that our internal controls are effective and our independent registered public accounting firm will be unable to express an unqualified opinion on the effectiveness of our internal control over financial reporting. Any actual or perceived weaknesses or deficiencies that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, could have an adverse impact on our business and the market price of our Class A common stock.

Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our offerings, and adversely impact our business.

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

One or more states may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us, including for past sales by us or our retail partners and other partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our solutions, or otherwise harm our business, results of operations, and financial condition.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

There is a risk that tax authorities in certain states where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting nexus for state income tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties, and interest may adversely impact our results of operations.

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

We cannot predict the impact our dual class structure will have on the market price of our Class A common stock.

We cannot predict whether our dual class common stock structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not invest in our Class A common stock. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of our dual class structure, we will likely be excluded from certain of these indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make shares of our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

As a “controlled company” within the meaning of NYSE listing standards, we qualify for exemptions from certain corporate governance requirements. We have the opportunity to elect any of the exemptions afforded a controlled company.

Because Mr. Dudum controls more than a majority of our total voting power, we are a “controlled company” within the meaning of NYSE listing standards. Under NYSE Listing Rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with the following NYSE rules regarding corporate governance:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement to have a nominating and corporate governance committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities;
•the requirement to have a compensation committee composed entirely of independent directors and a written charter addressing the committee’s purpose and responsibilities; and
•the requirement of an annual performance evaluation of the nominating and corporate governance and compensation committees.

Currently, eight of our ten directors have been determined by our Board of Directors to be independent. We also have an independent compensation committee in addition to an independent audit committee. We do not have a nominating and corporate governance committee. The typical functions of this committee are addressed by our full Board of Directors. For as long as the “controlled company” exemption is available, our Board of Directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

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

The market price of our Class A common stock may be volatile.

The market price of our Class A common stock may fluctuate due to a variety of factors, including:
•changes in the industries in which we operate;
•variations in our operating performance and the performance of our competitors in general;
•material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
•actual or anticipated fluctuations in our quarterly or annual results of operations;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•additions and departures of key personnel;
•changes in laws and regulations affecting our business;
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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. For example, following the Merger (as defined in Note 1 – Organization to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), the Sponsor (as defined in Note 17 – Common Stock to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) held a significant number of shares of our Class A common stock that were subject to certain lock-up restrictions pursuant to the Sponsor Agreement, dated as of September 30, 2020. Those lock-up restrictions expired on January 20, 2022, and the market price of our Class A common stock could decline if the Sponsor sells its shares or is perceived by the market as intending to sell them.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the market price and trading volume of our Class A common stock.

Securities research analysts have and may continue to establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, the market price and volume for shares of our Class A common stock could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Hims & Hers’ address is 2269 Chestnut Street, #523, San Francisco, California 94123. In addition, we lease and operate fulfillment centers and Affiliated Pharmacy facilities in New Albany, Ohio and Gilbert, Arizona. Hims & Hers’ workforce is currently working on a fully remote basis with the exception of those employees serving our fulfillment operations and Affiliated Pharmacies, whose presence is required for operation of the pharmacies, fulfillment, and distribution.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HIMS”.

Holders

On February 18, 2022, there were 191 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of Class A common stock through brokers, banks, or other nominees.

Dividends

We have not paid any cash dividends on our Class A common stock to date. The payment of any cash dividends is within the discretion of our Board and our Board does not currently contemplate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 21, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of Cumulative Total Return
Among Hims & Hers Health, Inc., the S&P 500 Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/21/2021
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Hims & Hers Health, Inc.
S&P 500
S&P 500 Health Care
Russell 2000 Index

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of the Form 10-K generally discusses 2021, 2020, and 2019 items and year-to-year comparisons of 2021 to 2020 and 2020 to 2019. This discussion includes forward-looking statements that involve risks and uncertainties as a result of many factors, including those factors set forth in, or incorporated by reference into, the section entitled “Risk Factors” in this Form 10-K. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations.

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

We believe the future of healthcare will be driven by consumer brands that empower people and give them full control over their healthcare. We have endeavored to build a healthcare model that squarely focuses on the needs of the healthcare consumer. To further our mission, we offer a range of health and wellness products and services available for purchase directly by customers on our websites and mobile application, and through wholesale partners.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation.

“Online Revenue” represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”), primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them.

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

“Net Orders” are defined as the number of online customer orders minus transactions related to refunds, credits, chargebacks, and other negative adjustments. Net Orders represent transactions made on our platform during a defined period of time and exclude revenue recognition adjustments recorded pursuant to U.S. GAAP.

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business. The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the years ended December 31, 2021, 2020, and 2019, as well as key metrics that drive Online Revenue (i.e., Net Orders, AOV, and Subscriptions), and the dollar and percentage change between such periods (in thousands, except for AOV):

	Year Ended December 31,
	2021	Change	% Change	2020	Change	% Change	2019

Online Revenue	$259,170	$118,442	84%	$140,728	$58,442	71%	$82,286
Wholesale Revenue	12,708	4,679	58%	8,029	7,757	*	272
Total revenue	$271,878	$123,121	83%	$148,757	$66,199	80%	$82,558

Net Orders	3,504	1,225	54%	2,279	(219)	(9)%	2,498
AOV	$74	$12	19%	$62	$29	88%	$33

	As of December 31,
	2021	Change	% Change	2020	Change	% Change	2019
Subscriptions	609	297	95%	312	122	64%	190
______________
(*)Not meaningful

We generated $259.2 million in Online Revenue for the year ended December 31, 2021, an increase of $118.4 million, or 84%, as compared to $140.7 million for year ended December 31, 2020. Growth in Online Revenue for the year ended December 31, 2021 was driven by growth in Subscriptions, AOV, Net Orders, and the acquisitions of Apostrophe and HHL, which contributed $12.1 million of incremental revenue from the dates of their respective acquisitions. We generated $140.7 million in Online Revenue for the year ended December 31, 2020, an increase of $58.4 million, or 71%, compared to $82.3 million for year ended December 31, 2019. Growth in Online Revenue for the year ended December 31, 2020 was driven by growth in Subscriptions and AOV. Although Net Orders declined in the year ended December 31, 2020 compared to the prior year, this was more than offset by an increase in AOV, resulting in an overall increase in Online Revenue.

We generated $12.7 million in Wholesale Revenue for the year ended December 31, 2021, an increase of $4.7 million, or 58%, as compared to $8.0 million for the year ended December 31, 2020. This increase was due to the addition of new retail partners in the fourth quarter of 2021, which increased the overall volume of wholesale orders. We generated $8.0 million in Wholesale Revenue for the year ended December 31, 2020, an increase of $7.8 million from $0.3 million for the year ended December 31, 2019. During the first quarter of 2020, we began selling to a large retailer, who continues to be a wholesale partner today.

For the year ended December 31, 2021, AOV was $74, an increase of 19% compared to $62 for the year ended December 31, 2020. As described further below, AOV growth for the year ended December 31, 2021 was driven by higher price points from larger product bundles and multi-month Subscriptions (which allow customers to receive two to twelve months of product in one order). For the year ended December 31, 2020, AOV was $62, an increase of 88% compared to $33 for the year ended December 31, 2019. The increase in AOV was driven by an increased uptake of higher AOV offerings by customers, targeted acquisition of higher AOV new customers from marketing, and a reduction in discounts offered to customers.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments. In addition to a monthly cadence, we offer customers the ability to select from a range of shipment cadences, from every two to twelve months, depending on the product. The customer is billed upon each shipment. Customers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by customers have contributed to the expansion of AOV over time. Additionally, the uptake of these offerings have resulted in higher gross profits and gross margins. For example, for multi-month subscriptions, we may incur shipping and fulfillment expenses two or four times per year (for six-month and three-month subscription cadences, respectively) versus twelve times per year for monthly subscriptions. The customer uptake of multi-month subscriptions results in lower recurring costs and higher gross margins as compared to monthly subscriptions.

Subscriptions grew 95% to approximately 609,000 as of December 31, 2021 as compared to approximately 312,000 subscriptions as of December 31, 2020. Subscriptions grew 64% as of December 31, 2020 as compared to approximately 190,000 subscriptions as of December 31, 2019. Growth in Subscriptions for the years ended December 31, 2021 and December 31, 2020 was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing subscribers (also referred to as “members”), and in 2021, increased marketing expenses and the addition of Subscriptions from the acquisitions of Apostrophe and HHL. As a result of growth in Subscriptions, we generated approximately 3.5 million Net Orders for the year ended December 31, 2021, an increase of 54% as compared to approximately 2.3 million Net Orders for the year ended December 31, 2020. Net Orders for the year ended December 31, 2020 decreased 9% as compared to approximately 2.5 million Net Orders for the year ended December 31, 2019. This decrease was due, in part, to the implementation of a strategy beginning in the third quarter of 2019 to acquire higher value and higher AOV customers and to enhance the customer experience with new offerings and subscription options. As we implemented this strategy, we reduced marketing expenses, and as a result, Net Orders declined in the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands and, recently, through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers.

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

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. A reconciliation is provided below for Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with U.S. GAAP. Investors are encouraged to review net loss and the reconciliation of Adjusted EBITDA to net loss, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before depreciation and amortization, (benefit) provision for income taxes, interest income, interest expense, amortization of debt issuance costs, stock-based compensation, change in fair value of liabilities, one-time Merger bonuses and warrant expense, and acquisition-related costs, which include professional services and consideration paid for employee equity with vesting requirements incurred directly as a result of acquisitions.

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net loss	$(107,659)	$(18,114)	$(72,064)
Depreciation and amortization	4,075	1,057	260
(Benefit) provision for income taxes	(3,136)	127	90
Interest income	(390)	(448)	(1,901)
Interest expense	—	10	369
Amortization of debt issuance costs	144	322	70
Stock-based compensation	67,211	5,831	8,028
Change in fair value of liabilities	(3,802)	3,101	(951)
Merger bonuses	5,219	—	—
Warrant expense in connection with Merger	154	—	—
Acquisition-related costs	8,105	—	—
Adjusted EBITDA	$(30,079)	$(8,114)	$(66,099)

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the 2019 novel coronavirus (“COVID-19”) a global pandemic. The COVID-19 pandemic continues to persist, and we are closely monitoring its impact on all aspects of our business. We have a remote-first policy that permits most of our employees to work remotely should their particular positions allow, and we have taken measures in response to the ongoing COVID-19 pandemic, including implementing additional safety policies and procedures for employees working in our warehouse and Affiliated Pharmacies; suspending employee travel and in-person meetings prior to vaccination; and actively managing our fulfillment operations and inventory levels. We may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, and stockholders.

Our financial condition and results of operations to date have not been adversely impacted by the COVID-19 pandemic. However, it is possible that the COVID-19 pandemic, the measures taken by the federal, state, or local authorities (including vaccine mandates) and businesses affected, supply chain impacts, and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers, suppliers, and partners. Widespread supply chain issues resulting from the pandemic have impacted businesses across multiple industries, including those in which we operate. If we experience delays or other challenges in obtaining supplies necessary for the production, fulfillment, or distribution of the products or services we offer, it could negatively affect our ability to satisfy our obligations to customers and maintain our operations in a cost-efficient manner and have a material adverse effect on our business. We will continue to monitor the status of the COVID-19 pandemic, and its related resurgences and variants, and adjust our strategy accordingly.

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. Foreign operations are immaterial to the consolidated financial statements. The consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities for which we are the primary beneficiary. The variable interest entities are: (i) professional corporations or other professional entities owned by licensed healthcare providers that engage licensed clinical professionals to provide consultation services (i.e., the Affiliated Medical Groups); and (ii) XeCare and Apostrophe Pharmacy, each of which is a licensed mail order pharmacy providing prescription fulfillment services solely to our customers (i.e., the Affiliated Pharmacies). We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups. Additionally, revenue is generated through wholesale arrangements.

For information on our significant accounting policies, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. As a result, we expect our marketing expenses to increase for the foreseeable future, although our marketing expenses may fluctuate as a percentage of revenue from period to period due to the timing and discretionary nature of these expenses.

Selling, general, and administrative expenses

Selling, general, and administrative expenses (“SG&A”) include the salaries, benefits, taxes, and stock-based compensation for personnel for our executive, engineering, finance, supply chain management, and other administrative functions. SG&A also includes general operating expenses for professional services, third-party software and hosting, facilities, warehousing and fulfillment, customer service, payment processing, depreciation and amortization, and acquisition-related expenses. We expect SG&A to increase for the foreseeable future as we increase headcount with the growth of our business. We also expect SG&A to increase in the near term as a result of operating as a public company, including expenses associated with compliance with the rules and regulations of the SEC; and an increase in legal, audit, insurance, investor relations, professional services, and other administrative expenses. In addition, SG&A increases when we incur acquisition costs related to purchasing businesses. However, we anticipate SG&A to decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income (expense)

Other income (expense) primarily consists of the change in fair value of warrant and earn-out liabilities, as well as interest income from our cash and cash equivalents and investment accounts. Additionally, other income (expense) includes non-operating and one-time charges classified outside of operating expenses, and interest expense related to our past borrowing arrangements with a leading financial institution, which have been paid in full.

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

Results of Operations

Comparisons for the years ended December 31, 2021, 2020, and 2019

The following table sets forth our consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019 and the dollar and percentage change between the three periods (dollars in thousands):

	Year Ended December 31,
	2021	Change	% Change	2020	Change	% Change	2019

Revenue	$271,878	$123,121	83%	$148,757	$66,199	80%	$82,558
Cost of revenue	67,384	28,077	71%	39,307	1,354	4%	37,953
Gross profit	204,494	95,044	87%	109,450	64,845	145%	44,605
Operating expenses:(1)
Marketing	135,902	76,913	130%	58,989	(4,167)	(7)%	63,156
Selling, general, and administrative	183,634	118,029	180%	65,605	9,742	17%	55,863
Total operating expenses	319,536	194,942	156%	124,594	5,575	5%	119,019
Loss from operations	(115,042)	(99,898)	660%	(15,144)	59,270	(80)%	(74,414)
Other income (expense):
Change in fair value of liabilities	3,802	6,903	*	(3,101)	(4,052)	*	951
Interest expense	—	10	(100)%	(10)	359	(97)%	(369)
Other income, net	445	177	66%	268	(1,590)	(86)%	1,858
Total other income (expense), net	4,247	7,090	*	(2,843)	(5,283)	*	2,440
Loss before income taxes	(110,795)	(92,808)	516%	(17,987)	53,987	(75)%	(71,974)
Benefit (provision) for income taxes	3,136	3,263	*	(127)	(37)	41%	(90)
Net loss	$(107,659)	$(89,545)	494%	$(18,114)	$53,950	(75)%	$(72,064)
______________
(*)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marketing	$9,664	$1,172	$571
Selling, general, and administrative	57,547	4,659	7,457
Total stock-based compensation expense	$67,211	$5,831	$8,028

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019

Revenue	100%	100%	100%
Cost of revenue	25%	26%	46%
Gross profit	75%	74%	54%
Operating expenses:
Marketing	50%	40%	76%
Selling, general, and administrative	67%	44%	68%
Total operating expenses	117%	84%	144%
Loss from operations	(42)%	(10)%	(90)%
Other income (expense):
Change in fair value of liabilities	1%	(2)%	1%
Interest expense	—%	—%	—%
Other income, net	—%	—%	2%
Total other income (expense), net	1%	(2)%	3%
Loss before income taxes	(41)%	(12)%	(87)%
Benefit (provision) for income taxes	1%	—%	—%
Net loss	(40)%	(12)%	(87)%

Revenue

Revenue was $271.9 million for the year ended December 31, 2021 compared to $148.8 million for the year ended December 31, 2020, an increase of $123.1 million, or 83%, primarily attributable to an increase in Online Revenue. Revenue was $148.8 million for the year ended December 31, 2020 compared to $82.6 million for the year ended December 31, 2019, an increase of $66.2 million, or 80%, primarily attributable to an increase in Online Revenue. For detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $67.4 million for the year ended December 31, 2021, compared to $39.3 million for the year ended December 31, 2020, an increase of $28.1 million, or 71%. This increase was primarily due to increased product and packaging costs of approximately 94%, increased shipping costs of 54%, and increased costs associated with medical consultation services of 43%. The product, packaging, and shipping costs increases were due to overall increased business activity, growth of Net Orders, and the acquisitions of Apostrophe and HHL. Costs associated with medical consultation services are a product of the number of consultations and the cost per consultation. While the number of consultations increased for the year ended December 31, 2021, we reduced the cost per consultation during that year by implementing more efficient payment programs, resulting in a decrease in medical consultation services costs in relation to overall revenue growth.

Cost of revenue was $39.3 million for the year ended December 31, 2020, compared to $38.0 million for the year ended December 31, 2019, an increase of $1.4 million, or 4%. This increase was primarily due to increased product and packaging costs of approximately 27%, which were offset by decreased costs associated with medical consultation services of 18% and decreased shipping costs of 5%. The number of consultations and the cost per consultation both declined for the year ended December 31, 2020.

Gross profit was $204.5 million for the year ended December 31, 2021 compared to $109.5 million for the year ended December 31, 2020, an increase of $95.0 million or 87%. Correspondingly, gross margin was 75% for the year ended December 31, 2021 compared to 74% for the year ended December 31, 2020. The increase in gross margin for the year ended December 31, 2021 resulted from higher growth in revenue as compared to growth in variable costs, such as shipping costs and those associated with medical consultation services, partially offset by the impact of the operations of Apostrophe and HHL.

Gross profit was $109.5 million for the year ended December 31, 2020 compared to $44.6 million for the year ended December 31, 2019, an increase of $64.8 million or 145%. Correspondingly, gross margin was 74% for the year ended December 31, 2020 compared to 54% for the year ended December 31, 2019. The increase in gross margin for the year ended December 31, 2020 was primarily the result of a proportionately lower increase in cost of revenue than the increase in revenue.

Marketing expenses

Marketing expenses were $135.9 million for the year ended December 31, 2021, compared to $59.0 million for the year ended December 31, 2020, an increase of $76.9 million or 130%. The most significant component of marketing expenses is customer acquisition costs, which increased to $99.1 million for the year ended December 31, 2021, compared to $44.0 million for the year ended December 31, 2020, an increase of $55.1 million or 125%. The increase in customer acquisition costs was partially a result of management’s decision to increase investment in display, search, and television marketing, as we continue to identify opportunities to drive new customer growth, as well as the customer acquisition costs we incurred following the acquisitions of Apostrophe and HHL.

Marketing expenses were $59.0 million for the year ended December 31, 2020, compared to $63.2 million for the year ended December 31, 2019, a decrease of $4.2 million or 7%. Customer acquisition costs decreased to $44.0 million for the year ended December 31, 2020, compared to $51.6 million for the year ended December 31, 2019, a decrease of $7.6 million or 15%. Management decided to reduce customer acquisition costs in 2020 in order to focus on acquiring higher AOV customers for the year ended December 31, 2020. This decrease was partially offset by an increase in other marketing expenses, such as salaries and wages, and related benefits due to an increase in marketing-related headcount.

Selling, general, and administrative expenses

SG&A expenses were $183.6 million for the year ended December 31, 2021 compared to $65.6 million for the year ended December 31, 2020, an increase of $118.0 million or 180%. The largest single component of the increase in SG&A was an increase in stock-based compensation expense to $57.5 million for the year ended December 31, 2021, from $4.7 million for the year ended December 31, 2020, an increase of $52.9 million. Most of the increase in stock-based compensation was a result of expenses related to the earn-out consideration issued as part of the Merger, as well as the recognition of expense related to stock options granted to our Chief Executive Officer and vesting of restricted stock units, both of which were contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the year ended December 31, 2021, we also incurred $5.2 million of bonus expense as a result of the previously disclosed one-time transaction bonuses related to the Merger.

Excluding stock-based compensation and Merger bonuses, employee compensation expense was $41.3 million for the year ended December 31, 2021, compared to $19.2 million for the year ended December 31, 2020, an increase of $22.1 million or 115%. Furthermore, for the year ended December 31, 2021, the increase in SG&A was due to an $8.5 million increase in professional services as a result of overall increased business activity and compliance requirements associated with being a public company, a $7.5 million increase in depreciation, amortization, and technology costs, a $7.1 million increase in insurance premiums as a result of becoming a public entity, $6.9 million of fees incurred for acquisitions, a $6.0 million increase in order fulfillment, warehouse, selling, and processing costs, and $1.6 million of product development costs.

SG&A expenses were $65.6 million for the year ended December 31, 2020 compared to $55.9 million for the year ended December 31, 2019, an increase of $9.7 million or 17%. The increase in SG&A was driven by an increase in salaries and wages, benefits, taxes, and stock-based compensation expense to $23.9 million for the year ended December 31, 2020, compared to $19.7 million for the year ended December 31, 2019. Additionally, in 2020, consulting expenses related to professional services increased to $5.3 million for the year ended December 31, 2020 compared to $2.3 million for the year ended December 31, 2019 as a result of the Merger. In July 2020, we ceased use of our headquarters office facility and other offices, recording a lease termination fee of $1.4 million. In January 2020, we also entered into a new operating lease arrangement for a warehouse space in New Albany, Ohio, which contributed to an increase in rent expense of $0.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019.

Other income (expense)

Other income (expense), net, was $4.2 million of income for the year ended December 31, 2021, compared to $2.8 million of expense for the year ended December 31, 2020, a change of $7.1 million. The change was driven primarily by a gain from the change in fair value of liabilities for the year ended December 31, 2021 of $3.8 million compared to a loss from the change in fair value of liabilities for the year ended December 31, 2020 of $3.1 million.

Other income (expense), net, was $2.8 million of expense for the year ended December 31, 2020, compared to $2.4 million of income for the year ended December 31, 2019, a change of $5.3 million. The change was driven primarily by a 2020 increase in the fair value of the preferred stock warrant liability as compared to a 2019 decrease in the fair value of this liability.

Benefit (provision) for income taxes

The benefit for income taxes was $3.1 million for the year ended December 31, 2021 and the provision for income taxes was $0.1 million for the year ended December 31, 2020. The change in tax expense was primarily due to the partial release of valuation allowance totaling $3.1 million as a result of the tax liability recorded for the Apostrophe acquisition, serving as a source of income for existing tax assets.

The provision for income taxes was $0.1 million for each of the years ended December 31, 2020 and 2019, primarily attributable to state taxes.

Liquidity and Capital Resources

From inception through the Merger, we financed our operations primarily from the sales of redeemable convertible preferred stock. As of December 31, 2021, our principal sources of liquidity are cash and cash equivalents in the amount of $71.8 million, which are invested in money market funds and government bonds, and investments in the amount of $175.5 million, which are invested in corporate, government, and asset-backed bonds.

We have historically incurred negative cash flows from operating activities and significant losses from operations in the past. We expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. We believe our existing cash resources and funds raised from the closing of the Merger are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. We completed two acquisitions in 2021, and expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be harmed. In order to support the growth of our business, we may need to incur additional indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2021	2020	2019

Net cash used in operating activities	$(34,412)	$(2,479)	$(74,867)
Net cash used in investing activities	(156,268)	(39,701)	(39,299)
Net cash provided by financing activities	235,043	47,742	95,318

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $34.4 million for the year ended December 31, 2021. The most significant component of our cash used was a net loss of $107.7 million. This included non-cash expense related to stock-based compensation of $67.2 million, depreciation and amortization of $4.1 million, net amortization on securities of $2.2 million, non-cash operating lease cost of $1.5 million, and non-cash acquisition-related costs of $1.2 million. Non-cash expense was partially offset by non-cash income of $3.8 million related to the change in fair value of liabilities and benefit for deferred taxes of $3.4 million. In addition, a net cash inflow totaling $3.5 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $10.1 million, a decrease in prepaid expenses of $3.2 million, and an increase in deferred revenue of $1.4 million. This inflow was partially offset by an increase in inventory of $9.6 million and a change in operating lease liabilities of $1.5 million since adoption of the new lease standard. For the year ended December 31, 2021 compared to the year ended December 31, 2020, the increase in cash used in operating activities reflects investment in business growth, including investment in direct marketing, personnel-related expenditures, and supply chain management.

Net cash used in operating activities was $2.5 million for the year ended December 31, 2020. The most significant component of our cash used was a net loss of $18.1 million. This included non-cash expense related to stock-based compensation of $5.8 million, non-cash losses for change in fair value of preferred stock warrants totaling $3.1 million, depreciation and amortization totaling $1.1 million, lease termination costs of $0.8 million, and amortization of debt issuance costs of $0.3 million. In addition, a cash inflow totaling $4.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $3.2 million, a decrease in inventory of $0.7 million, an increase in deferred revenue of $0.5 million, and an increase in other long-term liabilities of $0.4 million, offset by an increase in prepaid expenses and other current assets of $0.6 million. For the year ended December 31, 2020 compared to the year ended December 31, 2019, the decrease in cash used in operating activities primarily reflects the improving leverage, after excluding certain non-cash expenses, from increased revenues, while reducing cost of revenue and marketing expenses.

Net cash used in operating activities was $74.9 million for the year ended December 31, 2019. The most significant component of our cash used during this period was a net loss of $72.1 million. This included non-cash expense related to stock-based compensation of $8.0 million and depreciation and amortization totaling $0.3 million. This was partially offset by non-cash gains for change in fair value of Series C preferred stock warrants totaling $1.0 million and non-cash other income totaling $0.2 million. In addition, a cash outflow totaling $9.9 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease in accounts payable and accrued liabilities of $6.4 million, an increase in prepaid expenses and other current assets of $2.4 million, an increase in other long-term assets of $0.8 million, and an increase in inventory of $0.5 million. This outflow was partially offset by an increase in deferred revenue of $0.2 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in acquisitions, website development, and internal-use software and purchase of property and equipment.

Net cash used in investing activities for the year ended December 31, 2021 was $156.3 million, which was due to net investment cash outflows of $104.8 million, as well as acquisition of businesses, net of cash acquired, of $46.5 million, investment in website development and internal-use software of $4.2 million including investment in our mobile technology, and purchases of property, equipment, and intangible assets of $0.8 million.

Net cash used in investing activities for the year ended December 31, 2020 was $39.7 million, which was due to net investment cash outflows of $35.5 million, investment in website development and internal-use software of $2.5 million, and purchases of property, equipment, and intangible assets of $1.7 million.

Net cash used in investing activities for the year ended December 31, 2019 was $39.3 million, which was due to net investment cash outflows of $37.5 million, investment in website development and internal-use software of $1.5 million, and purchase of property and equipment of $0.3 million.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2021 was $235.0 million, which was primarily due to the proceeds from the issuance of Class A common stock as a result of the Merger of $197.7 million, proceeds from the PIPE Investment (as defined in the accompanying consolidated financial statements) of $75.0 million, proceeds from the exercise of warrants and stock options of $2.0 million, and proceeds received from employee repayment of promissory notes of $1.2 million. This cash inflow was partially offset by payments related to pre-closing stock repurchase of $22.0 million, Merger transaction costs of $12.9 million, and payments for taxes related to net share settlement of equity awards of $6.0 million.

Net cash provided by financing activities for the year ended December 31, 2020 was $47.7 million, which was primarily due to the sale of Series D redeemable convertible preferred stock, net of cash paid for issuance costs, of $51.9 million. Proceeds from exercise of warrants and stock options provided cash inflow totaling $0.7 million. These cash inflows were partially offset by Merger transaction costs of $3.4 million and term loan repayments of $1.5 million.

Net cash provided by financing activities for the year ended December 31, 2019 was $95.3 million, which was primarily due to the sale of Series C redeemable convertible preferred stock, net of cash paid for issuance costs, of $102.6 million, and term loan borrowings of $2.1 million. These cash inflows were partially offset by term loan repayments of $9.1 million and payment of debt issuance costs of $0.4 million.

Indebtedness

As of December 31, 2021, we did not have any borrowing arrangements and there are no outstanding borrowings. All past borrowing arrangements with a leading financial institution have been paid in full. Refer to Note 13 – Borrowing Arrangements to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for discussion of past borrowing arrangements.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out payables and earn-out liabilities related to acquisitions, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of December 31, 2021 were $53.6 million, of which $46.2 million was payable within 12 months.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience, current business factors, and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. Our company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements.

On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition

Our consolidated revenue primarily comprises online sales of health and wellness products and services through our websites, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups. Additionally, we offer a range of health and wellness products through wholesale partners.

For Online Revenue, we define our customer as an individual who purchases products or services through websites. For Wholesale Revenue, we define our customer as a wholesale partner. The transaction price in our contracts with customers is the total amount of consideration to which we expect to be entitled in exchange for transferring products or services to the customer.

Our contracts that contain prescription products issued as the result of a consultation include two performance obligations: access to (i) products and (ii) consultation services. Our contracts for prescription refills and contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. We satisfy our performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. We satisfy our performance obligation for services over the period of the consultation service, which is typically a few days. The customer obtains control of the products and services upon our completion of our performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which we separately sell the products and services, as well as market and cost-plus estimates.

To fulfill our promise to customers for contracts that include professional medical consultations, we maintain relationships with various Affiliated Medical Groups, which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. We account for service revenue as a principal in the arrangement with our customers. This conclusion is reached because (i) we determine which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) we are primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) we incur costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) we, at our sole discretion, set all listed prices charged on our websites for products and services.

Additionally, to fulfill our promise to customers for contracts that include sale of prescription products, we maintain relationships with certain affiliated and third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) to fill prescriptions that are ordered by our customers for fulfillment through our websites. We account for prescription product revenue as a principal in the arrangement with our customers. This conclusion is reached because (i) we have sole discretion in determining which Partner Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies fill the prescription based on fulfillment instructions provided by us, including using our branded packaging for generic products; (iii) we are primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) we are responsible for refunds of the prescription medication after transfer of control to the customer; and (v) we, at our sole discretion, set all listed prices charged on our websites for products and services.

We estimate refunds using the expected value method based on historical refunds granted to customers. We update our estimate at the end of each reporting period and recognize the estimated amount as contra-revenue with a corresponding refund liability. Sales, value-added, and other taxes are excluded from the transaction price and, therefore, from revenue.

We account for shipping activities, consisting of direct costs to ship products performed after the control of a product has been transferred to the customer, in cost of revenue.

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the consolidated balance sheets since the associated revenue will be primarily recognized within the following month. For wholesale arrangements, payments are collected in accordance with contract terms.

Consolidation of variable interest entities

U.S. GAAP requires variable interest entities to be consolidated if an entity is the primary beneficiary. Under the variable interest model, the primary beneficiary is determined based on which entity, if any, has (i) the power to direct the activities of the variable interest entity that most significantly impacts the variable interest entity’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the variable interest entity or the right to receive benefits from the variable interest entity that could potentially be significant to the variable interest entity.

We determined that we are the primary beneficiary of the Affiliated Medical Groups and Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect the entities’ economic performance and have the obligation to absorb the entities’ losses.

We perform ongoing reassessments of whether changes in the facts and circumstances regarding our involvement with the Affiliated Medical Groups and Affiliated Pharmacies would cause our consolidation conclusion to change. The consolidation status of the variable interest entities with which we are involved may change as a result of such reassessments. Changes in consolidation status are applied in accordance with applicable U.S. GAAP.

Business combinations

We account for our business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition.

When we issue stock-based or cash awards to an acquired company’s shareholders, we evaluate whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $247.3 million and $100.2 million as of December 31, 2021 and 2020, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds, government bonds, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2021, 2020, and 2019 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hims & Hers Health, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hims & Hers Health, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired YoDerm, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, YoDerm, Inc.’s internal control over financial reporting associated with total assets of $2 million and total revenues of $11 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of YoDerm, Inc.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2021, due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Trade Name in the Apostrophe Acquisition

As discussed in Note 4 to the consolidated financial statements, the Company acquired YoDerm, Inc. (Apostrophe) in July 2021 for consideration of $131.6 million. In connection with the acquisition, the Company recorded identifiable intangible assets, including trade name, developed technology and customer relationships. The acquisition-date fair value of the trade name was $22.7 million. Determining the fair value of the trade name required management to use significant judgments and estimates, including forecasted revenue, the royalty rate, and the discount rate, among others.

We identified the assessment of the valuation of the trade name in the Apostrophe acquisition as a critical audit matter. Specifically, complex auditor judgment was required to evaluate the forecasted revenue, royalty rate, and discount rate used to value the trade name. In addition, evaluation of the (1) long-term growth rate used to forecast revenue, (2) royalty rate, and (3) discount rate required the use of valuation professionals with specialized skills and knowledge.

The following are the primary audit procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process of estimating the fair value of the acquired trade name, including controls related to determining and evaluating the forecasted revenue, royalty rate, and the discount rate. We evaluated the forecasted revenue used to value the Apostrophe trade name by comparing it to market data on Apostrophe’s peers, and to historical results for the Company. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the long-term growth rate included in Apostrophe’s forecasted revenue by comparing it to industry reports
•evaluating the royalty rate used by the Company by comparing the rate to publicly available third-party market data for comparable entities and performing an analysis of relative contribution of the trade name to the expected income of the business
•evaluating the discount rate used in the valuation of the trade name by comparing it to a discount rate that was independently developed using publicly available market data for comparable entities
•performing a recalculation of the acquisition-date fair value of the trade name using Apostrophe’s forecasted revenue, royalty rate and discount rate and comparing the results to the Company’s fair value estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 24, 2022

Hims & Hers Health, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$71,784	$27,344
Short-term investments	175,490	72,864
Inventory	13,558	3,543
Prepaid expenses and other current assets	9,073	5,404
Deferred transaction costs	—	3,929
Total current assets	269,905	113,084
Restricted cash	856	1,006
Goodwill	110,881	—
Intangibles, net	25,890	59
Operating lease right-of-use assets	5,111	—
Other long-term assets	7,942	4,548
Total assets	$420,585	$118,697
Liabilities, mezzanine equity, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$19,640	$8,066
Accrued liabilities	12,194	4,984
Deferred revenue	3,188	1,272
Earn-out payable	42,834	—
Operating lease liabilities	1,365	—
Warrant liabilities	—	906
Total current liabilities	79,221	15,228
Operating lease liabilities	4,117	—
Earn-out liabilities	1,999	—
Other long-term liabilities	629	381
Total liabilities	85,966	15,609
Commitments and contingencies (Note 14)
Mezzanine equity:
Redeemable convertible preferred stock par value $0.0001, 275,000,000 and 95,997,674 shares authorized and nil and 93,328,118 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; liquidation preference of nil and $268,452 as of December 31, 2021 and December 31, 2020, respectively	—	249,962
Total mezzanine equity	—	249,962
Stockholders' equity (deficit):
Common stock – Class A shares, par value $0.0001, 2,750,000,000 and 166,696,759 shares authorized and 196,414,363 and 46,025,754 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of December 31, 2021; Class F shares, par value $0.0001, 6,941,352 shares authorized, issued, and outstanding as of December 31, 2020	20	5
Additional paid-in capital	613,687	24,424
Accumulated other comprehensive loss	(137)	(11)
Accumulated deficit	(278,951)	(171,292)
Total stockholders' equity (deficit)	334,619	(146,874)
Total liabilities, mezzanine equity, and stockholders' equity (deficit)	$420,585	$118,697
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of
Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Revenue	$271,878	$148,757	$82,558
Cost of revenue	67,384	39,307	37,953
Gross profit	204,494	109,450	44,605
Operating expenses:
Marketing	135,902	58,989	63,156
Selling, general, and administrative	183,634	65,605	55,863
Total operating expenses	319,536	124,594	119,019
Loss from operations	(115,042)	(15,144)	(74,414)
Other income (expense):
Change in fair value of liabilities	3,802	(3,101)	951
Interest expense	—	(10)	(369)
Other income, net	445	268	1,858
Total other income (expense), net	4,247	(2,843)	2,440
Loss before income taxes	(110,795)	(17,987)	(71,974)
Benefit (provision) for income taxes	3,136	(127)	(90)
Net loss	(107,659)	(18,114)	(72,064)
Other comprehensive (loss) income	(126)	(13)	4
Total comprehensive loss	$(107,785)	$(18,127)	$(72,060)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.58)	$(0.51)	$(2.07)
Weighted average shares outstanding:
Basic and diluted	186,781,537	35,353,809	34,758,817
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Mezzanine Equity and Stockholders' Equity (Deficit)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	156,950,448	$94,151	—	$—	112,924,032	$—	$9,759	$(2)	$(81,114)	$(71,357)
Recapitalization	(85,854,985)	—	—	—	(61,771,821)	5	(5)	—	—	—
Balance as of December 31, 2018	71,095,463	94,151	—	—	51,152,211	5	9,754	(2)	(81,114)	(71,357)
Issuance of redeemable convertible preferred stock, net of issuance costs, including warrants, of $10.2 million	13,418,728	92,590	—	—	—	—	—	—	—	—
Issuance of Class A common stock warrants	—	—	—	—	—	—	61	—	—	61
Exercise of vested stock options	—	—	—	—	175,328	—	23	—	—	23
Early exercise of unvested stock options	—	—	—	—	1,005,116	—	—	—	—	—
Vesting of early-exercised stock options		—	—	—	—	—	12	—	—	12
Forfeiture of unvested shares issued for early-exercised stock options	—	—	—	—	(7,138)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,028	—	—	8,028
Reclassification associated with Class A common stock subject to redemption	—	—	737,058	4,500	(737,058)	—	(4,500)	—	—	(4,500)
Other comprehensive income	—	—	—	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	—	—	—	(72,064)	(72,064)
Balance as of December 31, 2019	84,514,191	186,741	737,058	4,500	51,588,459	5	13,378	2	(153,178)	(139,793)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $0.1 million	7,472,062	51,900	—	—	—	—	—	—	—	—
Exercise of Series C redeemable convertible preferred stock warrants	1,341,865	11,321	—	—	—	—	—	—	—	—
Exercise of Class A common stock warrants	—	—	—	—	1,051,206	—	561	—	—	561
Exercise of vested stock options	—	—	—	—	167,655	—	123	—	—	123
Early exercise of unvested stock options	—	—	—	—	17,924	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	—	—	31	—	—	31
Forfeiture of unvested early-exercised shares	—	—	—	—	(595,196)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,831	—	—	5,831
Expiration of the Class A common stock redemption right	—	—	(737,058)	(4,500)	737,058	—	4,500	—	—	4,500
Other comprehensive loss	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(18,114)	(18,114)
Balance as of December 31, 2020	93,328,118	249,962	—	—	52,967,106	5	24,424	(11)	(171,292)	(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	—	—	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of redeemable convertible preferred stock to common stock	(93,121,607)	(249,837)	—	—	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	—	—	1,867,380	—	21,679	—	—	21,679
Issuance of common stock upon Merger, net of transaction costs of $18.7 million	—	—	—	—	24,142,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	—	—	7,500,000	1	74,999	—	—	75,000
Warrant expense in connection with Merger	—	—	—	—	—	—	154	—	—	154
Issuance of Merger earn-out shares to common stockholders	—	—	—	—	14,153,520	1	—	—	—	1
Issuance of common stock for acquisition of businesses	—	—	—	—	8,699,815	1	52,613	—	—	52,614
Exercise of vested stock options	—	—	—	—	1,382,978	1	1,258	—	—	1,259
Vesting of early exercised stock options, net of cancelations	—	—	—	—	(2,812)	—	227	—	—	227
Stock-based compensation	—	—	—	—	—	—	67,767	—	—	67,767
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	—	—	1,189,786	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(5,998)	—	—	(5,998)
Issuance of common stock upon Class A common stock warrant redemption	—	—	—	—	1,958,615	—	16,967	—	—	16,967
Other comprehensive loss	—	—	—	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	—	(107,659)	(107,659)
Balance as of December 31, 2021	—	$—	—	$—	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(107,659)	$(18,114)	$(72,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,075	1,057	260
Stock-based compensation	67,211	5,831	8,028
Change in fair value of liabilities	(3,802)	3,101	(951)
Warrant expense in connection with Merger	154	—	—
Lease termination expense	—	754	—
Amortization of debt issuance costs	144	322	70
Net amortization on securities	2,166	325	(200)
Benefit for deferred taxes	(3,388)	—	—
Non-cash operating lease cost	1,510	—	—
Non-cash acquisition-related costs	1,182	—	—
Non-cash other	540	59	(158)
Changes in operating assets and liabilities:
Inventory	(9,628)	674	(522)
Prepaid expenses and other current assets	3,200	(645)	(2,436)
Other long-term assets	(58)	8	(755)
Accounts payable	9,853	826	(6,075)
Accrued liabilities	197	2,423	(276)
Deferred revenue	1,412	519	212
Operating lease liabilities	(1,521)	—	—
Other long-term liabilities	—	381	—
Net cash used in operating activities	(34,412)	(2,479)	(74,867)
Investing activities
Purchases of investments	(266,633)	(95,008)	(42,012)
Maturities of investments	158,375	47,990	4,500
Proceeds from sales of investments	3,465	11,550	—
Acquisition of businesses, net of cash acquired	(46,468)	—	—
Investment in website development and internal-use software	(4,175)	(2,496)	(1,479)
Purchases of property, equipment, and intangible assets	(832)	(1,737)	(308)
Net cash used in investing activities	(156,268)	(39,701)	(39,299)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	51,900	102,566
Payments for debt issuance costs	—	—	(377)
Pre-closing stock repurchase	(22,027)	—	—
Proceeds from issuance of common stock upon Merger	197,686	—	—
Proceeds from PIPE	75,000	—	—
Payments for transaction costs related to securities issuances	(12,851)	(3,356)	—
Proceeds from repayment of promissory notes associated with vested and unvested shares	1,193	—	—
Proceeds from exercise of Series C preferred stock warrants	—	29	—
Proceeds from exercise of Class A common stock warrants, net of redemption payments	787	561	—
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	1,253	123	44
Borrowings of principal on term loan	—	—	2,136
Repayments of principal on term loan	—	(1,515)	(9,051)
Payments for taxes related to net share settlement of equity awards	(5,998)	—	—
Net cash provided by financing activities	235,043	47,742	95,318
Foreign currency effect on cash and cash equivalents	(73)	(9)	(5)
Increase (decrease) in cash, cash equivalents, and restricted cash	44,290	5,553	(18,853)
Cash, cash equivalents, and restricted cash at beginning of period	28,350	22,797	41,650
Cash, cash equivalents, and restricted cash at end of period	$72,640	$28,350	$22,797
Supplemental disclosures of cash flow information
Cash paid for taxes	$338	$221	$139
Cash paid for interest	—	10	361
Non-cash investing and financing activities
Redeemable Class A common stock reclassification	$—	$—	$4,500
Warrants issued for debt issuance costs	—	—	133
Expiration of Class A common stock redemption right	—	4,500	—
Exercise of convertible preferred stock warrants	—	11,292	—
Recapitalization of redeemable convertible preferred stock from pre-closing stock repurchase	125	—	—
Conversion of redeemable convertible preferred stock to common stock	249,837	—	—
Assumption of Merger warrants liability	51,814	—	—
Redemption/exercise of Class A common stock warrants	37,834	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	1,160	—	—
Vesting of early-exercised stock options, net of cancelations	227	31	12
Common stock issued, contingent consideration, and liabilities assumed in acquisition of businesses	99,958	—	—

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Consolidated Financial Statements

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

The Company offers a range of health and wellness products and services available for purchase directly by customers on the Company’s websites and through wholesale partners.

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

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Hims and its wholly-owned subsidiaries as if Hims is the predecessor to the Company. The share and per share information in these consolidated financial statements has therefore been retroactively restated to reflect the share exchange ratio established in the Merger (0.4530 shares of Company Class A common stock for 1 share of Hims Class A common stock).

Prior to the Merger, OAC ordinary shares and warrants were traded on the New York Stock Exchange (“NYSE”) under the ticker symbols “OAC” and “OAC WS”, respectively. On the Closing Date, the Company’s Class A common stock and warrants began trading on the NYSE under the ticker symbols “HIMS” and “HIMS WS”, respectively. Upon the completion of the warrant redemption in August 2021, the Company is trading on the NYSE solely under the ticker symbol “HIMS”. One of the primary purposes of the Merger was to provide a platform for Hims to gain access to the U.S. capital markets. See Note 3 – Recapitalization for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and variable interest entities for which it is the primary beneficiary. All intercompany transactions and balances have been eliminated in the consolidated financial statements herein.

For the years ended December 31, 2021, 2020, and 2019, the Company had operations primarily in the United States and immaterial operations in the United Kingdom.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation and recognition of warrants, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates in capitalization of website development and internal-use software costs. Management believes that the estimates and judgments upon which it relies are reasonable based upon information available to it at the time that these estimates and judgments were made. Actual results experienced by the

Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Risks and Uncertainties

The Company’s business, operations, and financial results are subject to various risks and uncertainties, including adverse United States economic conditions, legal restrictions, changing laws for medical services and prescription products, decisions to outsource or modify portions of its supply chain, and competition in its industry, and of which could adversely affect its business, financial condition, results of operations, and cash flows. These significant factors, among others, could cause the Company’s future results to differ materially from the consolidated financial statements.

Concentration Risk

The Company’s financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments, and accounts receivable.

The Company maintains its cash, cash equivalents, short-term investments, and restricted cash with high-quality financial institutions with investment-grade ratings. The majority of the cash balances are with U.S. banks and are insured to the extent defined by the Federal Deposit Insurance Corporation.

The prescription products ordered on the Company’s e-commerce online platform are primarily fulfilled by four affiliated and third-party pharmacies. If any of the pharmacies were to stop fulfilling orders, it could significantly slow prescription product sales until fulfillment volume is redistributed to other operating pharmacies. The Company maintains agreements with these pharmacies and is investing in expanding affiliated pharmacy fulfillment capabilities to mitigate any such risk.

As of December 31, 2021, three wholesale customers individually represented more than 10% of accounts receivable. As of December 31, 2020, one wholesale customer represented more than 10% of accounts receivable. For the years ended December 31, 2021, 2020, and 2019, no single customer represented more than 10% of revenue. In addition, the Company had an immaterial amount of revenue related to sales in foreign countries.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are presented as foreign currency translation adjustments, a component of other comprehensive income on the consolidated statements of operations and comprehensive loss.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Transaction costs directly attributable to the acquisition are expensed as incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of acquisition.

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

The restricted cash balance comprises cash collateral that is held by the Company’s primary financial institution to secure a letter of credit issued as a security deposit for the Company’s warehouse facility in New Albany, Ohio. In 2020, the Company also had cash collateral for use of the financial institution’s cash management services. See Note 13 – Borrowing Arrangements for further details.

Total cash, cash equivalents, and restricted cash are summarized as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$71,784	$27,344
Restricted cash	856	1,006
Total cash, cash equivalents, and restricted cash	$72,640	$28,350

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

The investments, if any, are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss, except for other-than-temporary impairments and credit losses. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other income (expense), net on the consolidated statements of operations and comprehensive loss.

Other-Than-Temporary Impairment and Credit Losses

Prior to 2021, the Company followed the guidance in Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted ASC Topic 326 for the year ended December 31, 2021, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities for the years ended December 31, 2021, 2020, or 2019 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2021 and that there were no impairments as of December 31, 2020, or 2019 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no realized gain or loss on available-for-sale securities in the periods presented.

Fair Value of Financial Instruments

The fair value of a financial instrument is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities subject to ongoing fair value measurement are categorized and disclosed into one of the three categories depending on observable or unobservable inputs employed in the measurement. Hierarchical levels, which are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets or liabilities, are as follows:

•Level 1: Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of balances related to prepayments or vendor deposits for insurance, marketing, software, inventory and other operating costs, and trade and other accounts receivables. Prepaid expenses are recorded when payment has been made in advance for goods and services. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and 2020, accounts receivable was $4.1 million and $1.1 million. There were no write-offs of accounts receivable for the years ended December 31, 2021, 2020, or 2019. As of December 31, 2021 and 2020, the Company had no allowances for doubtful accounts.

The Company does not have any off-balance sheet credit exposure related to its customers.

Other Long-Term Assets

Property and equipment, net was $2.2 million and $1.7 million as of December 31, 2021 and 2020, and is classified within other long-term assets on the consolidated balance sheets. Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives ranging from two to five years and consist primarily of facility equipment, computers, equipment, furniture, and fixtures.

Capitalizable website development and internal-use software costs, net was $5.7 million and $2.8 million as of December 31, 2021 and 2020, and is classified within other long-term assets on the consolidated balance sheets. The costs incurred during the website application and infrastructure stages as well as costs incurred during the graphics and content development stages are capitalized; all other costs are expensed as incurred. In addition, the Company incurs costs to develop software for internal use. The costs incurred during the application development phase are capitalized until the project is completed and the asset is ready for intended use. All costs that relate to the preliminary project and post-implementation operation phases of development are expensed as incurred.

The following table summarizes the estimated amortization of website development and internal-use software costs subsequent to December 31, 2021 (in thousands):

2022	$2,457
2023	2,017
2024	1,253
Total	$5,727

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $110.9 million was acquired in 2021 and no goodwill impairment was recorded for the year ended December 31, 2021.

Intangible Assets

Intangible assets primarily includes trade name, customer relationships, and developed technology. The Company amortizes such definite-lived intangible assets on a straight-line basis over the assets’ estimated useful lives of two to ten years, within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2021, 2020, and 2019, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Operating Leases

The Company determines if an arrangement contains a lease at inception based on whether there is identified property, plant, or equipment and whether the Company controls the use of the identified asset throughout the period of use. The Company leases a real estate facility under a non-cancelable operating lease with an expiration date in fiscal year 2025.

The Company's operating lease is reflected in the operating lease right-of-use (“ROU”) asset and in the operating lease liability in the accompanying consolidated balance sheets. The operating lease ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease liability represents the Company’s obligation to make lease payments arising from the lease. The operating lease ROU asset and lease liability is recognized at the lease inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Because the Company’s operating lease does not provide an implicit rate, the Company estimates its incremental borrowing rate at lease commencement date for borrowings with a similar term.

The Company’s operating lease ROU asset is measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company's lease agreement contains variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over the lease term.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups, as defined below. Additionally, the Company offers a range of health and wellness products through wholesale partners.

Revenue consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Online	$259,170	$140,728	$82,286
Wholesale	12,708	8,029	272
Total revenue	$271,878	$148,757	$82,558

For Online Revenue, the Company defines its customer as an individual who purchases products or services through websites. For Wholesale Revenue, the Company defines its customer as a wholesale partner. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost-plus estimates. For each of the years ended December 31, 2021, 2020, and 2019, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 11 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites for products and services.

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

The Company accounts for shipping activities, consisting of direct costs to ship products performed after the control of a product has been transferred to the customer, in cost of revenue.

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the consolidated balance sheets since the associated revenue will be primarily recognized within the following month. For wholesale arrangements, payments are collected in accordance with contract terms.

Cost of Revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property and equipment are considered to be selling, general, or administrative expenses and are excluded from cost of revenue.

Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, and restricted stock units (“RSUs”), are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton (“BSM”) option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company’s CEO with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the vesting term of four years for options, warrants, and RSUs that do not have performance or market conditions. Stock options and RSUs with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.

The Company’s Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company’s Class A common stock during pre-specified offering periods at a discount established by the compensation committee. The purchase price is 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period and the fair market value on the purchase date. The ability to purchase shares of the Company’s Class A common stock for a discount represents an option and, therefore, the ESPP is considered a compensatory plan. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the requisite service period, which is the withholding period.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 17 – Common Stock), and warrants to purchase preferred stock as liabilities (discussed in Note 16 – Redeemable Convertible Preferred Stock). At the end of each reporting period, changes in fair value during the period are recognized as a component of other income (expense) within the consolidated statements of operations and comprehensive loss. Warrant liabilities are adjusted for changes in fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants. Since all liability-classified warrants were exercised or redeemed as of December 31, 2021, the associated warrant liabilities have been reclassified to additional paid-in capital.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax reporting basis of assets and liabilities. These differences are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date.

The Company provides a valuation allowance, if necessary, to reduce its deferred tax assets to the net amount it believes is more likely than not to be realized. The Company considers both positive and negative evidence, including its historical operating results, forecasts of future taxable income on a jurisdiction-by-jurisdiction basis, and ongoing tax planning strategies to ascertain the need for a valuation allowance. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The Company accounts for uncertain tax positions in accordance with the relevant guidance, which prescribes a two-step approach to recognize and measure uncertain tax positions taken or expected to be taken in the income tax return. The first step is to determine whether it is more likely than not that the tax position will be sustained on the basis of the technical merits of the position. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company's policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes on the consolidated statement of operations.

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Beginning in 2021, the Company contributes 50% of eligible employee’s elective deferrals up to an annual maximum of three thousand dollars per employee. The Company recognized matching contributions cost of $0.7 million for the year ended December 31, 2021.

Advertising

For the years ended December 31, 2021, 2020, and 2019, advertising costs for customer acquisition were $99.1 million, $44.0 million, and $51.6 million, respectively. These customer acquisition expenses are charged to expense as incurred and recorded within marketing expense on the consolidated statements of operations and comprehensive loss.

Other Comprehensive Income

The Company’s other comprehensive income is impacted by foreign currency translation and available-for-sale investment fair value adjustments. The impact of foreign currency translation is affected by the translation of assets and liabilities of the Company’s United Kingdom foreign subsidiaries, which are denominated in pounds sterling. The primary assets and liabilities affecting the adjustments are cash and cash equivalents, other assets, and accounts payable. The impact of available-for-sale securities is primarily affected by unrecognized gains and losses related to fluctuations in the fair market value of the securities.

Liquidity

The Company’s operations have been financed primarily through the issuance of common and preferred stock. Since inception, the Company has incurred negative cash flows as it is expending significant resources in expanding its activities. This has resulted in losses from operations, which are expected to continue for the foreseeable future years, and an accumulated deficit. The Company may require additional financing to fund operations to meet its business plan.

During the year ended December 31, 2021, the Company incurred a net loss of $107.7 million and had negative cash flows from operating activities of $34.4 million. As of December 31, 2021, the Company had an accumulated deficit of $279.0 million, cash and cash equivalents of $71.8 million, and short-term investments of $175.5 million.

The Company believes that its existing cash and investment balances and availability under borrowing agreements are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated financial statements. Management considers that there are no conditions or events in the aggregate, including the impact of the COVID-19 pandemic, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.

Recently Adopted Accounting Pronouncements

The Company lost its emerging growth company (“EGC”) status on December 31, 2021, due to qualifying as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Prior to losing its EGC status, the classification allowed the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies, and the Company elected to use adoption dates applicable to private companies. Subsequent to losing its EGC status, the Company adopted all accounting pronouncements previously deferred under the EGC election according to public company standards. The adoption dates for the new accounting pronouncements disclosed below have been presented accordingly.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which requires lessees to recognize leases on their balance sheets and disclose key information about leasing arrangements. The ASU establishes an ROU model that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition on the income statement. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. The standard is effective for nonpublic entities for annual and interim periods beginning after December 15, 2021, and for public entities for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company lost its EGC status on December 31, 2021, which accelerated the adoption of Topic 842. The Company adopted the standard as of January 1, 2021 for the year ended December 31, 2021 using the modified retrospective approach, and has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption. The adoption of the new standard resulted in recognition of an operating lease ROU asset and operating lease liability of $6.4 million and $6.8 million, respectively, as of January 1, 2021. The affected line items in the Company’s interim unaudited condensed consolidated balance sheets for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 resulting from the adoption of Topic 842 would not have differed materially from these amounts. There was no cumulative impact of transition to retained earnings as of the adoption date. The standard did not impact the accompanying consolidated statements of operations and comprehensive loss or cash provided by or used in operating, investing, or financing activities within the consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to require the measurement of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance also amended the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on such debt security is a credit loss. The standard is effective for nonpublic entities for annual and interim periods beginning after December 15, 2022, and for public entities for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company lost its EGC status on December 31, 2021, and adopted ASU 2016-13 for the year ended December 31, 2021. The adoption did not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles – Goodwill and Other. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public entities for annual and interim periods beginning after December 15, 2019, and for nonpublic entities for annual reporting periods beginning after December 15, 2022, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In January 2021, the Company elected to early adopt ASU 2017-04, and the adoption had no impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which is intended to improve consistency and simplify several areas of existing guidance. ASU 2019-12 removes certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 is effective for public entities for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company lost its EGC status on December 31, 2021 and adopted ASU 2019-12 for the year ended December 31, 2021. The adoption did not have a material impact on the consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to the financial statements is codified in the disclosure section of the codification and to clarify guidance so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. ASU 2020-10 is effective for annual periods beginning after December 15, 2020 for public entities, including interim periods within those fiscal years. The standard is effective for nonpublic companies for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company lost its EGC status on December 31, 2021 and adopted ASU 2020-10 for the year ended December 31, 2021. The adoption had no impact on the consolidated financial statements.

3. Recapitalization

As discussed in Note 1 – Organization, on the Closing Date, OAC completed the acquisition of Hims and acquired 100% of Hims’ shares and Hims received gross proceeds of $197.7 million. Transaction costs of $18.7 million, which consist of legal, accounting, and other professional services directly related to the Merger, are included in additional paid-in capital on the consolidated balance sheet. On the Closing Date, each Hims stockholder received approximately 0.4530 shares of the Company’s Class A common stock, par value $0.0001 per share, for each share of Hims Class A common stock, par value $0.000001 per share, that such stockholder owned (with the CEO receiving 0.4530 shares of the Company’s Class V common stock, par value $0.0001 per share, for each share of Hims Class V common stock, par value $0.000001 per share, that the CEO owned). Each Hims stockholder also received 0.0028 warrants exercisable for the Company’s Class A common stock, for each share of Hims Class A or Class V common stock owned by such stockholder prior to the Merger and earn-out shares at an exchange ratio of 0.0443. See Note 16 – Redeemable Convertible Preferred Stock and Note 17 – Common Stock for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.

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

The Merger was accounted for as a reverse recapitalization with Hims as the accounting acquirer and OAC as the acquired company for accounting purposes. Hims was determined to be the accounting acquirer since Hims’ shareholders prior to the Merger had the greatest voting interest in the combined entity, Hims’ shareholders appointed the initial directors of the combined Board of Directors and control future appointments, Hims comprises all of the ongoing operations, and Hims’ senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of Hims and its wholly-owned subsidiaries as if Hims, rather than OAC, is the predecessor to the Company. No step-up basis of intangible assets or goodwill was recorded and net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of Hims. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (0.4530 Company shares for 1 Hims share).

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

4. Acquisitions

The Company completed two acquisitions in 2021 and accounted for these transactions using the acquisition method with the purchase prices being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition dates. Fair values were determined using income approaches.

Honest Health Limited

In June 2021, the Company acquired all of the outstanding equity of Honest Health Limited (“HHL”), an entity located in the United Kingdom that offers health and wellness products and services, to further expand its operations in the United Kingdom. The purchase price for accounting purposes was $4.8 million, including cash paid upfront and payable in the future, an aggregate of 624,880 shares of the Company’s Class A common stock valued at $1.9 million, and contingent consideration of $1.2 million. The purchase agreement includes up to $10.0 million of potential earn-out payable in cash and stock upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense.

The purchase price for accounting purposes excludes stock and cash consideration to be paid by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 15 – Stock-Based Compensation for additional details. The Company also incurred acquisition costs of $1.9 million directly related to the acquisition, as well as post-acquisition employment expense of $0.7 million, which were recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The pro forma financial information, assuming the acquisition had taken place on January 1, 2019, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

Apostrophe

In July 2021, the Company acquired all of the outstanding equity of YoDerm, Inc. (“Apostrophe”), an entity located in the United States that offers health and wellness products and services. The purchase price for accounting purposes was $131.6 million, including cash payments of $48.2 million, an aggregate of 8,074,935 shares of the Company’s Class A common stock valued at $50.7 million, and contingent consideration of $32.7 million. The purchase agreement includes up to $50.0 million of potential earn-out payable in cash upon achievement of revenue targets, which is recognized as contingent consideration or post-acquisition employment expense depending on whether the vesting is contingent on continued employment beyond the acquisition date.

The purchase price for accounting purposes excludes stock consideration issued by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 15 – Stock-Based Compensation for additional details. The Company also incurred acquisition costs of $5.0 million directly related to the acquisition, as well as post-acquisition employment expense of $0.5 million, which were recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

From the acquisition date through December 31, 2021, the Company recognized revenue related to Apostrophe of approximately $11 million. Incremental pro forma revenue attributed to Apostrophe, assuming the acquisition had occurred as of January 1, 2019, would have been approximately $21 million, $13 million, and $7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The pro forma revenue is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2019. Pro forma earnings of Apostrophe, assuming the acquisition had occurred as of January 1, 2019, as well as earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

5. Investments

Short-term investments as of December 31, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$146,032	$—	$(30)	$146,002
Asset-backed bonds	29,507	—	(19)	29,488
Total short-term investments	$175,539	$—	$(49)	$175,490

Short-term investments as of December 31, 2020, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$55,224	$5	$(2)	$55,227
Government bonds	14,121	2	—	14,123
Asset-backed bonds	3,514	—	—	3,514
Total short-term investments	$72,859	$7	$(2)	$72,864

6. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$10,428	$2,856
Raw materials	3,130	687
Total inventory	$13,558	$3,543

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Wholesale trade receivables, net	$3,577	$750
Prepaid expenses	4,606	2,691
Other current assets	890	1,963
Total prepaid expenses and other current assets	$9,073	$5,404

8. Intangible Assets

Intangible assets as of December 31, 2021 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(1,298)	$22,872	9.2
Other	3,846	(828)	3,018	2.4
Intangible assets, net	$28,016	$(2,126)	$25,890	8.4

Intangible assets as of December 31, 2020 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Other	$68	$(9)	$59	5.6

Amortization expense for intangible assets was $2.1 million for the year ended December 31, 2021 and less than $0.1 million for the years ended December 31, 2020 and 2019.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to December 31, 2021 is as follows (in thousands):

2022	$4,166
2023	3,542
2024	2,801
2025	2,672
2026 and thereafter	12,709
$25,890

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Marketing expenses	$3,158	$1,122
Payroll costs	3,363	919
Professional services	734	1,241
Tax payables	954	651
Product and shipping costs	2,635	175
Warrant exercise deposit liability	—	664
Other accrued liabilities	1,350	212
Total accrued liabilities	$12,194	$4,984

10. Operating Leases

In January 2020, the Company entered into a 63-month non-cancelable lease for 302,880 square feet of warehouse space in New Albany, Ohio. The lease commenced on June 1, 2020. Total minimum lease payments are $7.9 million, net of rent abatement for an initial three-month period and with an annual escalation of 2.5%. The Company has the option to extend the lease term for a period of five years. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise.

For the year ended December 31, 2021, the Company recorded operating lease costs of $1.8 million, including variable operating lease costs of $0.3 million.

Supplemental information related to the Company’s operating lease was as follows for the year ended December 31, 2021 (in thousands):

Operating cash flows used for operating lease	$1,521
Operating lease liability arising from adoption of ASC 842	$6,756
Weighted average remaining lease term	3.7 years
Weighted average discount rate	4.0%

Future minimum lease payments under the Company's non-cancelable operating lease with an initial lease term in excess of one year subsequent to December 31, 2021 are as follows (in thousands):

2022	$1,559
2023	1,598
2024	1,638
2025	1,114
Gross lease payments	5,909
Less: imputed interest	(427)
Present value of net future minimum lease payments	$5,482

As of December 31, 2021, the present value of net future minimum lease payments of $5.5 million is recorded: (i) $1.4 million within the current operating lease liabilities; and (ii) $4.1 million within long-term operating lease liabilities on the consolidated balance sheet.

Under the previous lease accounting standard ASC 840, Leases, the aggregate future minimum lease payments under the Company's non-cancelable operating lease, as of December 31, 2020, was as follows:

2021	$1,521
2022	1,559
2023	1,598
2024	1,638
2025	1,114
Total	$7,430

Rent expense for the years ended December 31, 2020 and 2019 was $2.1 million and $1.5 million, respectively.

11. Variable Interest Entities

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

In October 2020, the Company also entered into service agreements with XeCare LLC (“XeCare”), a licensed mail order pharmacy affiliated with the Company which provides prescription fulfillment services solely to the Company’s customers. Similarly, as part of the Apostrophe acquisition discussed in Note 4 – Acquisitions, the Company entered into service agreements with Apostrophe Pharmacy LLC (“Apostrophe Pharmacy,” together with XeCare, the “Affiliated Pharmacies”), which also provides prescription fulfillment services solely to the Company’s customers.

The Affiliated Medical Groups and Affiliated Pharmacies are legal entities that the Company has determined qualify as variable interest entities (“VIEs”). The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s consolidated financial statements.

As of December 31, 2021 and 2020, the Company’s consolidated balance sheets included current and total assets of $2.2 million and $1.4 million for the VIEs. As of December 31, 2021 and 2020, current liabilities were $3.0 million and $0.8 million and total liabilities were $3.0 million and $1.2 million. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

The results of operations and cash flows of the VIEs are included in the Company’s consolidated financial statements. For the years ended December 31, 2021, 2020, and 2019, the VIEs charged the Company $23.6 million, $12.0 million, and $2.6 million, respectively, for services rendered. For the years ended December 31, 2021, 2020, and 2019 operations of the VIEs generated net losses of $3.3 million, $1.9 million, and $9.3 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$59,761	$—	$—	$59,761
Government bonds	—	7,664	—	7,664
Short-term investments:
Corporate bonds	—	146,002	—	146,002
Asset-backed bonds	—	29,488	—	29,488
Restricted cash:
Money market funds	856	—	—	856
Total assets	$60,617	$183,154	$—	$243,771
Liabilities
Earn-out liabilities	$—	$—	$1,999	$1,999
Total liabilities	$—	$—	$1,999	$1,999

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2021 and December 31, 2020, due to their short-term nature. All other financial instruments except for warrant liabilities related to the preferred stock warrants and Private Placement Warrants, and earn-out liabilities are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. The warrant liabilities related to the preferred stock warrants and Private Placement Warrants contain significant unobservable inputs including the expected term and with respect to the preferred stock warrants, the share exchange ratio in evaluating the fair value of underlying common stock and exercise price. Therefore, warrant liabilities associated with the preferred stock warrants and Private Placement Warrants were evaluated to be Level 3 fair value measurements. Due to the exercise and conversion to Class A common stock warrants of all preferred stock warrants and exercise of all of the Private Placement Warrants during the period, there were no longer any Level 3 warrant liabilities as of December 31, 2021. During the years ended December 31, 2021, 2020, and 2019, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of December 31, 2020, the Company used a BSM option-pricing model to determine the value of the outstanding Series D preferred stock warrants (that replaced the Series C preferred stock warrants as discussed in Note 13 – Borrowing Arrangements). Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants and recognized in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.

For the year ended December 31, 2021, changes in warrant liabilities were primarily related to changes in liabilities for warrants assumed as part of the recapitalization, including Private Placement Warrants and Public Warrants (defined and discussed in Note 17 – Common Stock). The Company valued the Private Placement Warrants using a Monte Carlo valuation simulation. Inherent in a Monte Carlo simulation are assumptions related to expected term, volatility, risk-free interest rate, and dividend yield. The expected term of the warrants was determined to be equivalent to their remaining contractual term and includes consideration of the redemption features that were incorporated into the Monte Carlo model. The Company derived the volatility of its Class A common stock based on average historical stock volatilities of a peer group of public companies that the Company considers to be comparable to its business over a period equivalent to the expected term of the Private Placement Warrants. The risk-free interest rate is based on the U.S. Treasury’s rates of U.S. Treasury zero-coupon bonds with a maturity similar to the expected term of the Private Placement Warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The following assumptions were used for the valuation of the Private Placement Warrants on the settlement date:

Expected term	0.16
Volatility	65.0%
Risk-free rate	—%
Dividend yield	—%

The Public Warrants were valued using the listed trading price on the relevant settlement date. On July 9, 2021, the Company called the Public Warrants and the Parent Warrants for redemption. Refer to Note 17 – Common Stock for additional detail.

The change in the fair value of warrant liabilities is as follows (in thousands):

Balance at December 31, 2019	$9,097
Exercised warrants	(11,292)
Change in fair value	3,101
Balance at December 31, 2020	906
Conversion of Series D preferred stock warrants to Class A common stock warrants	(1,160)
Private Placement Warrants and Public Warrants	51,814
Redeemed/exercised warrants	(37,859)
Change in fair value	(13,701)
Balance at December 31, 2021	$—

At inception, the fair value of the earn-out liabilities associated with the acquisitions of HHL and Apostrophe were determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation, which is considered a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving the revenue targets. The undiscounted range of contingent purchase consideration is nil to $3.3 million for HHL, and nil to $49.4 million for Apostrophe. The following assumptions were used to determine the fair value at inception:

	HHL	Apostrophe
Revenue risk-adjusted discount rate	9.1%	4.9%
Revenue volatility	50.0%	50.0%
Counterparty discount rate	5.0%	5.0%

As of December 31, 2021, all contingencies related to the Apostrophe earn-out liability were resolved and the final earn-out payout was determined based on actual 2021 revenue. Therefore, the Apostrophe earn-out liability was removed from the fair value hierarchy and reclassified to earn-out payable. The long-term earn-out liability, which is solely related to the HHL acquisition as of December 31, 2021, remains classified as Level 3.

The fair value of the earn-out liabilities is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 15 – Stock-Based Compensation) and is recognized in other income (expense) and selling, general, and administrative expenses, respectively, on the consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2020	$—
HHL acquisition	1,208
Apostrophe acquisition	32,650
Change in fair value due to revaluation and service-based vesting	10,975
Reclassification to earn-out payable	(42,834)
Balance at December 31, 2021	$1,999

13. Borrowing Arrangements

Silicon Valley Bank

Under the Second Amended and Restated Loan Agreement dated November 27, 2019, between Hims and Silicon Valley Bank (“SVB”), upon Hims’ request, SVB would issue letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed $2.0 million. On September 30, 2020, Hims entered into the First Loan Modification Agreement (“Loan Modification Agreement”) and the aggregate amount of the Letters of Credit was amended to $3.5 million. As of December 31, 2021, SVB issued on the Company’s behalf, a letter of credit in the amount of $0.8 million as a security deposit for a warehouse space in New Albany, Ohio. SVB required $0.8 million to be maintained as collateral for the outstanding letter of credit. The Company expects to continue to renew the letter of credit through the duration of the lease. As this is for longer than one year, the Company presents the $0.8 million within non-current restricted cash on the consolidated balance sheet.

In January 2021, the Company terminated the Second Amended and Restated Loan Agreement with SVB resulting in the release of restricted cash of $0.2 million under the arrangement. The outstanding letter of credit for the warehouse was not included as part of this termination.

TriplePoint Venture Growth

On November 27, 2019, Hims entered into a Plain English Capital Growth and Security Agreement (the “2019 Capital Agreement”) with TriplePoint Venture Growth (“TPC”) consisting of a term loan in the aggregate principal amount of up to $50.0 million being available through December 31, 2020. As of December 31, 2020, the Company had not drawn down from this term loan and the facility expired.

In connection with the 2019 Capital Agreement, the Company issued a warrant to TPC granting TPC the right to purchase 89,747 shares of Hims’ Series C preferred stock at an exercise price of $7.67 per share, subject to adjustment in regard to the preferred stock series, number of shares, and exercise price if the per share price of subsequent preferred stock rounds to less than $7.67. On March 12, 2020, Hims sold Series D preferred stock at an issuance price of $6.96, which triggered an adjustment to the TPC warrant terms per the original agreement, resulting in conversion of the previously issued 89,747 Series C preferred stock warrants at an exercise price of $7.67 into 98,723 Series D preferred stock warrants at an exercise price of $6.96. Subsequent to the Merger, the Series D preferred stock warrants were converted to Class A common stock warrants. Refer to Note 16 – Redeemable Convertible Preferred Stock for further discussion of the conversion into Class A common stock warrants.

14. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of December 31, 2021, purchase obligations were $2.9 million, with $1.8 million payable in 2022 and $1.1 million payable in 2023.

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

15. Stock-Based Compensation

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the Board of Directors could grant awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. During the period, 1,413,818 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Merger date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Therefore, as of December 31, 2021, there were 22,413,818 shares of Class A common stock reserved and 17,795,844 shares of Class A common stock available for the Company to grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

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

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s ESPP, which became effective immediately prior to the closing date of the Merger. The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares.

Under the ESPP, eligible employees may purchase the Company’s Class A common stock during pre-specified offering periods at a discount established by the Company’s compensation committee. The purchase price is 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or the fair market value on the purchase date. Under the ESPP, the Company may specify offering periods with durations of not more than 27 months, and may specify shorter purchase periods within each offering period.

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of December 31, 2021, $0.4 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending May 2022.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the Board of Directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service term as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of December 31, 2021, there was $3.2 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 2.29 years.

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

The grant date fair value of the Company’s stock options granted was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.94	5.94	5.98
Expected volatility	58.6%	62.3%	59.7%
Risk-free interest rate	0.9%	0.5%	2.2%
Expected dividend yield	—%	—%	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	26,459	$1.16	8.50	$131,770
Recapitalization	(14,474)	1.41
Outstanding at December 31, 2020	11,985	$2.57	8.50	$131,770
Granted	1,437	12.12
Exercised (including early exercised options vested during the period)	(1,911)	1.07
Forfeited and expired	(1,110)	4.14
Outstanding at December 31, 2021	10,401	4.01	7.73	37,868
Exercisable as of December 31, 2021	8,974	2.90	7.49	37,303

The weighted average grant date fair value of options granted for the years ended December 31, 2021, 2020, and 2019 was $6.51, $3.49, and $1.10 per share, and the intrinsic value of vested options exercised was $12.6 million, $0.7 million, and $0.3 million.

As of December 31, 2021, there was $17.8 million of unrecognized stock-based compensation related to unvested stock options, excluding the CEO stock options, which is expected to be recognized over a weighted average period of 2.90 years.

The options outstanding and exercisable as of December 31, 2021 (excluding CEO stock options) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	2,309	5.64	2,308	5.64
1.55 – 1.75	2,120	7.34	2,006	7.34
2.43	3,242	8.42	3,241	8.42
8.13 – 9.41	1,756	8.82	1,291	8.54
12.21 – 15.17	974	9.28	128	9.02
	10,401		8,974

The options outstanding and exercisable as of December 31, 2020 (excluding CEO stock options) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	3,454	7.17	3,214	7.17
1.55 – 1.75	3,564	8.36	3,351	8.36
2.43	3,324	9.36	3,320	9.36
8.90 – 9.41	1,643	9.97	1,508	9.98
	11,985		11,393

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

In addition, all Hims RSU and option holders received (i) earn-out RSUs that would vest in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (ii) an allocation of Parent Warrant RSUs. All of these RSUs vest in accordance with the terms of the initial RSU and option award, in addition to any of the aforementioned requirements.

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

RSU activity including RSUs outstanding prior to the Merger, earn-out RSUs, and Parent Warrant RSUs is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	3,480	$5.30
Recapitalization	(1,904)	5.99
Unvested at December 31, 2020	1,576	11.29
Granted	4,882	11.81
Vested	(1,852)	11.80
Forfeited and expired	(624)	12.09
Unvested at December 31, 2021	3,982	$11.55

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO as part of the Merger that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs vested in the period. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs as part of the Merger in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products. None of the awards vested in the period. These grants are also included in the above activity.

As of December 31, 2021, there was unrecognized stock-based compensation related to unvested RSUs of $32.9 million, which is expected to be recognized over a weighted average period of 3.07 years.

Vendor Warrants

Included in stock-based compensation expense is expense for issuance of Class A common stock warrants to nonemployees in connection with vendor service arrangements.

In connection with the Merger, warrant holders received (i) an equivalent warrant at an exchange ratio of 0.4530 (which was determined not to result in incremental stock-based compensation expense similar to the evaluations for stock options and RSUs above); (ii) the right to receive, upon exercise, earn-out shares that vest in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (iii) the right to receive, upon exercise, an allocation of Parent Warrants. All of these instruments vest in accordance with the terms of the initial warrant in addition to any of the aforementioned requirements. The earn-out thresholds were all met in February 2021. Refer to Note 17 – Common Stock for additional detail.

Vendor warrant activity, excluding any right to receive Merger consideration, is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,861	$0.79	7.01	$9,957
Recapitalization	(1,018)	0.96
Outstanding at December 31, 2020	843	$1.75	7.01	$9,957
Exercised	(381)	1.75
Outstanding at December 31, 2021	462	1.75	7.01	2,219
Vested as of December 31, 2021	462	1.75	7.01	2,219
Exercisable as of December 31, 2021	462	1.75	7.01	2,219

Upon the exercise of outstanding warrants above, vendors also have the right to receive 45,225 shares of Merger consideration, consisting of the holders’ allocation of earn-out consideration.

As of December 31, 2021, all stock-based compensation expense related to vendor warrants, including associated Merger consideration has been recognized.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the year ended December 31, 2021. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $5.2 million will be recognized over a weighted average period of 3.32 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of Apostrophe. Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the year ended December 31, 2021. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $20.2 million will be recognized over a weighted average period of 2.50 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Marketing	$9,664	$1,172	$571
Selling, general, and administrative	57,547	4,659	7,457
Total stock-based compensation expense	$67,211	$5,831	$8,028

The Company capitalized $0.7 million of stock-based compensation as internal-use software for the year ended December 31, 2021 and none for the years ended December 31, 2020 and 2019.

16. Redeemable Convertible Preferred Stock

As of December 31, 2020 the Company had authorized 95,997,674 shares of Hims’ convertible preferred stock, designated in series, with the rights and preferences of each designated series to be determined by the Board of Directors.

The following table is a summary of Hims’ redeemable convertible preferred stock as of December 31, 2020 (in thousands, except for share data):

Series	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Value	Proceeds, Net of Issuance Costs	Issue Price per Share
Series Seed	4,987,477	4,987,477	$—	$—	$—
Series A	23,822,492	23,822,492	6,621	5,106	0.28
Series A-1	5,742,012	5,742,012	753	740	0.13
Series B	13,270,590	13,270,590	24,600	23,429	1.85
Series B-1	9,807,952	9,807,952	20,000	14,965	2.04
Series B-2	13,464,939	13,464,939	51,371	49,911	3.82
Series C	14,850,340	14,760,594	113,072	92,590	7.67
Series D	10,051,872	7,472,062	52,035	51,900	6.96
Total	95,997,674	93,328,118	$268,452	$238,641

Transactions Related to Convertible Preferred Stock

From March to July 2020, a group of investors purchased 7,472,062 shares of Hims Series D redeemable convertible preferred stock and the Company received $51.9 million in net proceeds.

In connection with the Merger, all series of Hims’ redeemable convertible preferred stock were converted into Hims’ Class A common stock on a one-for-one basis and then converted to the Company’s Class A common stock at an exchange ratio of 0.4530.

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

In November 2019, the Company issued Hims Series C preferred stock warrants to TPC in connection with the 2019 Capital Agreement, which converted into Hims Series D preferred stock warrants. Refer to Note 13 – Borrowing Arrangements for further discussion. Subsequent to the Merger, the Hims Series D preferred stock warrants were converted to Class A common stock warrants. As a result, the Hims Series D preferred stock warrants were adjusted to fair value prior to the conversion, and then settled in additional paid-in capital as a result of the conversion to equity-classified Class A common stock warrants.
17. Common Stock

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

Class A Common Stock Warrants

As discussed above, Class A common stock warrants have been issued in connection with debt agreements (Note 13 – Borrowing Arrangements), vendor service agreements (Note 15 – Stock-Based Compensation), issuance of preferred stock (Note 16 – Redeemable Convertible Preferred Stock), and to all common stockholders and warrant holders as part of the Merger.

Prior to Merger

In 2020, Hims Class A common stock warrants were exercised to purchase 1,051,204 shares of Hims Class A common stock at an exercise price range of $0.06 to $1.75 per share. In January 2021, holders of Hims Class A common stock vendor warrants exercised their warrants and purchased 380,746 shares of Hims Class A common stock at an exercise price of $1.75 per share.

Subsequent to Merger

As the accounting acquirer, Hims was deemed to assume 3,012,500 Class A common stock warrants that were held by Oaktree Acquisition Holdings, L.P. (“Sponsor”) at an exercise price of $11.50 (“Private Placement Warrants”) and 6,708,333 Class A common stock warrants held by OAC’s shareholders at an exercise price of $11.50 (“Public Warrants”) as well as 888,143 Parent Warrants that were granted to Hims’ equity holders as part of the Merger. The Parent Warrants had the same terms as the Public Warrants except they were subject to a lock-up that expired 180 days after the Merger. Subsequent to the Merger, the Private Placement Warrants, Public Warrants, and Parent Warrants for shares of Class A common stock met liability classification requirements since the warrants could have been required to be settled in cash under a tender offer. In addition, Private Placement Warrants were potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity’s own stock. Therefore, these warrants were classified as liabilities on the consolidated balance sheets.

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

RSU Releases

During the year ended December 31, 2021, the Company released 1,810,545 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 620,759 shares of Class A common stock were withheld for the payment of employee taxes. There were no RSU releases for years ended December 31, 2020 and 2019.

Shares Issued to Financial Advisor

In connection with the Merger, in 2021, the Company issued 250,000 shares of Class A common stock to a financial advisor who provided transaction-related services.

Acquisitions

As part of the acquisition of HHL, the Company issued 177,327 shares of Class A common stock and an additional 447,553 shares of Class A common stock that are subject to vesting. As part of the acquisition of Apostrophe, the Company issued 5,742,378 shares of Class A common stock and an additional 2,332,557 shares of Class A common stock that are subject to vesting. The shares subject to vesting are considered stock-based compensation as outlined in Note 15 – Stock-Based Compensation.

18. Related-Party Transactions

Atomic Labs, LLC (“Atomic Labs”) is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. The Company utilized operational support from Atomic Labs, primarily consisting of providing office space, conducting back-office professional services, and administering operating expenses. Additionally, an affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the years ended December 31, 2021, 2020, and 2019, the Company recorded a total of $3.5 million, $3.4 million, and $3.2 million, respectively, for payments made to Atomic Labs and its affiliated company for services performed and costs incurred on behalf of the Company.

In addition, for the years ended December 31, 2021, 2020, and 2019, the Company recorded $0.7 million, $0.1 million, and less than $0.1 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services.

Nonrecourse Related-Party Promissory Notes

As of December 31, 2020, the Company had promissory notes from certain of the Company’s executive officers, as well as a founding employee and an executive chairman. The promissory notes, which were issued to the Company by the related parties as consideration for the exercise of stock options, were considered nonrecourse notes for accounting purposes. The loans were secured by the shares of Hims Class A common stock held by the individuals. There were 16,345,627 shares of Hims Class A common stock securing the related-party promissory notes as of December 31, 2020. The related-party promissory notes bore interest between 2.2% and 3.0% per annum. The loans were due upon the earliest of (i) ten years from the debt issuance date, (ii) a liquidation of the Company, or (iii) six months following an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. Prepayment of principal and interest could be made at any time without penalty.

The nonrecourse related-party promissory notes are not given accounting effect until the notes are repaid in full as the underlying stock options are not considered exercised for accounting purposes. As of December 31, 2020, the total outstanding balance under these promissory notes was $7.2 million.

In connection with the Merger, the obligations due under all nonrecourse related-party promissory notes were satisfied through the receipt of $1.2 million in the aggregate and the forfeiture of an aggregate 370,734 shares of Hims Class A common stock. The related-party promissory notes were settled within additional paid-in capital on the consolidated balance sheet.

Redeemable Common Stock Transaction

On September 23, 2019, the Company’s CEO and a member of its Board of Directors, sold 737,058 shares of Hims Class A common stock to third-party purchasers at $6.11 per share for aggregate consideration of $4.5 million pursuant to Hims Class A Common Stock Purchase Agreements. Under the terms of the vendor service agreement with the third party, the purchasers were granted a put right entitling them to sell the shares to the Company at $6.11 per share for a period of six months. The put right expired on March 23, 2020 without the purchasers exercising their rights to sell the shares to the Company. The Company recorded stock-based compensation expense associated with the transaction of $3.0 million. Upon expiration of the redemption right, the Company reclassified the aggregate consideration of $4.5 million that was subject to redemption from mezzanine equity to stockholders’ equity on the consolidated balance sheet as of December 31, 2020.

19. Basic and Diluted Net Loss per Share

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the years ended December 31, 2021, 2020, and 2019. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable convertible preferred stock to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the years ended December 31 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021		2020		2019
	Class A	Class V	Class A	Class F	Class A	Class F
Numerator:
Net loss attributable to common stockholders	$(103,082)	$(4,577)	$(14,558)	$(3,556)	$(57,720)	$(14,344)
Denominator:
Weighted average shares outstanding, basic and diluted	178,840,009	7,941,528	28,412,457	6,941,352	27,817,465	6,941,352
Basic and diluted net loss per share	$(0.58)	$(0.58)	$(0.51)	$(0.51)	$(2.07)	$(2.07)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020, and 2019, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. There were no redeemable shares during the year ended December 31, 2021. During the years ended December 31, 2020 and 2019, weighted average Hims Class A common shares presented excludes 165,133 and 199,914 shares subject to redemption. Redeemable shares do not absorb losses.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	874,312	16,514,103	16,204,428
Common stock issued for early exercise of stock options	196,431	99,548	456,307
Redeemable convertible preferred stock	4,858,176	90,268,364	81,871,209
Stock options	16,345,661	11,509,177	6,079,442
RSUs	4,081,026	114,624	—
Warrants to purchase Class A common stock	4,778,003	1,767,451	1,056,068
Warrants to purchase redeemable convertible preferred stock	—	931,668	1,133,566
Common stock issued subject to vesting	1,419,613	—	—
Common stock issuable under the ESPP	136,538	—	—

20. Income Tax

For financial reporting purposes, loss before provision for income taxes includes the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(109,393)	$(16,934)	$(71,644)
Foreign	(1,402)	(1,053)	(330)
Loss before provision for income taxes	$(110,795)	$(17,987)	$(71,974)

The (benefit) provision for income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	252	127	90
Foreign	—	—	—
Total current provision	252	127	90
Deferred:
Federal	(2,280)	—	—
State	(966)	—	—
Foreign	(142)	—	—
Total deferred benefit	(3,388)	—	—
Total (benefit) provision for income taxes	$(3,136)	$127	$90

The (benefit) provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax benefit at federal statutory rate	$(23,267)	$(3,777)	$(15,115)
State taxes, net of federal benefits	(3,498)	(364)	(2,690)
Stock-based compensation	2,018	698	1,471
Warrants	(1,710)	(403)	—
Non-deductible officers' compensation	8,352	—	—
Change in valuation allowance	15,971	3,948	16,560
Other, net	(1,002)	25	(136)
Total	$(3,136)	$127	$90

The components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$61,640	$44,342
Accrued expenses and reserves	1,245	68
Stock-based compensation	4,130	732
Inventory	2,214	211
Other intangibles	49	52
Deferred revenue	—	33
Operating lease liabilities	1,441	—
Other deferred tax assets	456	378
Total gross deferred tax assets	71,175	45,816
Less valuation allowance	(61,328)	(44,576)
Total deferred tax assets	9,847	1,240
Deferred tax liabilities:
Other intangibles	(6,933)	—
Fixed assets	(2,088)	(1,206)
Operating lease right-of-use assets	(1,343)	—
Other deferred tax liabilities	(112)	(34)
Total deferred tax liabilities	(10,476)	(1,240)
Net deferred tax liabilities	$(629)	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company's history of losses, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2021 and 2020. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. The net deferred tax liability is primarily the result of acquired intangibles for which there is no tax basis. The valuation allowance increased by $16.8 million and $4.1 million during the years ended December 31, 2021 and 2020, respectively. During 2021, the Company recorded a one-time benefit of approximately $3.1 million due to the release of the valuation allowance as a result of the Apostrophe acquisition.

As of December 31, 2021, the Company has $225.5 million, $180.3 million, and $3.7 million in federal, state, and foreign loss carryforwards (not tax effected), of which $144.7 million, $41.9 million, and $3.7 million in federal, state, and foreign loss carryforwards do not expire. The remaining federal and state loss carryforwards begin to expire in 2036 and 2023, respectively.

Internal Revenue Code Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and 383. Therefore, certain of the Company’s carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2017, 2018, and 2019, the Company triggered “ownership change(s)” as defined in Section 382 and related provisions. The Company believes that some of its net operating losses may be limited by these ownership changes but that any limitation would not have a significant impact to the financial statements since there is no utilization of the net operating losses and a valuation allowance exists against the net operating losses. Subsequent ownership changes may subject the Company to annual limitations of its net operating losses. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization.

The Company has incurred net operating losses since inception, and it does not have any significant unrecognized tax benefits. Any adjustments to the Company’s uncertain tax positions would result in an adjustment of its net operating loss and valuation allowance rather than resulting in an impact to the effective tax rate. It is not expected that there will be any material change in the unrecognized tax benefits within the next 12 months.

The Company files income tax returns in the U.S., U.K., and various state and local jurisdictions. Due to the net operating loss carryforward, the statute of limitations is open for 2017 and forward for all jurisdictions, none of which are currently under examination by any tax authorities.

21. Subsequent Events

In January 2022, the Company entered into a 62-month non-cancelable lease for 24,465 square feet of warehouse, distribution, and pharmacy space in Gilbert, Arizona. The lease is scheduled to commence on May 1, 2022. Total minimum lease payments are $1.5 million, net of rent abatement for an initial two-month period and with annual escalation of 3%. The Company has the option to extend the lease term for a period of five years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls And Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In July 2021, we acquired all of the outstanding equity of YoDerm, Inc. (“Apostrophe”). We are in the process of evaluating the existing internal controls over financial reporting of Apostrophe and integrating Apostrophe into our internal controls over financial reporting. SEC Staff guidance permits a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed. Accordingly, we have excluded Apostrophe from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Apostrophe accounted for less than 1% of total assets and approximately 4% of total revenues in our consolidated financial statements as of and for the year ended December 31, 2021. Refer to Note 4 – Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness

We previously identified and disclosed in our Amendment No. 2 on Form 10-K/A for the year-ended December 31, 2020, as well as in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021, a material weakness in our internal control over financial reporting. This was due to not having adequate controls over accounting for complex transactions, primarily related to errors in the accounting for warrants issued in connection with OAC’s initial public offering and recorded in its pre-merger, historical consolidated financial statements through December 31, 2020.

In response to this material weakness, our management expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. This included the addition of key new hires responsible for technical accounting and internal control matters, as well as increasing communication with third-party professionals with whom we consult regarding the application of complex accounting transactions. As a result of these new hires and investment in third-party technical accounting resources, as well as external providers engaged to advise and test internal controls to support management’s internal control report, we enhanced controls around identification and evaluation of all significant or complex transactions to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our management has concluded, based on evidence obtained in validating the design and operating effectiveness of the controls, that the efforts undertaken to enhance the design of our controls over the identification and evaluation of significant or complex transactions which were implemented and executed in 2021, would lead to the prevention or detection of a material misstatement of our consolidated financial statements. As such, our management concluded that we have remediated this material weakness as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than disclosed above, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the acquisition of Apostrophe, the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (the “2022 Proxy Statement”) and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

The information required by this item will be set forth in the 2022 Proxy Statement and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

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

4.2	Description of registered securities*

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.2
Registration Rights Agreement, dated as of January 20, 2021, by and among Hims & Hers Health, Inc. and Oaktree Acquisition Holdings, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.3
Amended and Restated Investors’ Rights Agreement, dated as of September 30, 2020, by and among Hims & Hers Health, Inc. and the Hims Stockholders party thereto (incorporated by reference to Exhibit 10.4 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.4+
Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.5+
Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.7+
Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.16 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.8+
Change in Control and Severance Agreement, dated as of December 21, 2020, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.9+	Change in Control and Severance Agreement, dated as of January 24, 2022, by and between Hims, Inc. and Oluyemi Okupe.*

10.10+
Employment Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.11+
Employment Agreement, dated as of January 14, 2021, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.12+	Employment Agreement, dated as of December 21, 2021, by and between Hims, Inc. and Oluyemi Okupe.*

10.13
Share Exchange Agreement dated as of January 20, 2021, by and among Hims, Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.14+
Hims, Inc. 2017 Stock Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 0001-38986), filed with the SEC on January 26, 2021).

10.15+
Hims & Hers Health, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 0001-38986, filed with the SEC on August 11, 2021).

10.16†
Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc., dated January 27, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-38986), filed with the SEC on August 11, 2021).

21	List of Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney (included on signature page of this Annual Report)*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
February 24, 2022

Hims & Hers Health, Inc.

By:	/s/ Andrew Dudum
Name: Andrew Dudum
Title: Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Andrew Dudum and Oluyemi Okupe and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Dudum	Chief Executive Officer and Director	February 24, 2022
Andrew Dudum	(Principal Executive Officer)

/s/ Oluyemi Okupe	Chief Financial Officer	February 24, 2022
Oluyemi Okupe	(Principal Financial Officer)

/s/ Irene Becklund	Senior Vice President, Controller	February 24, 2022
Irene Becklund	(Principal Accounting Officer)

/s/ Alex Bard	Director	February 24, 2022
Alex Bard

/s/ Ambar Bhattacharyya	Director	February 24, 2022
Ambar Bhattacharyya

/s/ Patrick H. Carroll, M.D.	Director	February 24, 2022
Patrick H. Carroll, M.D.

/s/ Toby Cosgrove, M.D.	Director	February 24, 2022
Toby Cosgrove, M.D.

/s/ Kirsten Green	Director	February 24, 2022
Kirsten Green

/s/ Jules Maltz	Director	February 24, 2022
Jules Maltz

/s/ Lynne Chou O’Keefe	Director	February 24, 2022
Lynne Chou O’Keefe

/s/ Andrea Perez	Director	February 24, 2022
Andrea Perez

/s/ David Wells	Director	February 24, 2022
David Wells