Form 10-Q
period 2022-03-31
Hims & Hers Health, Inc.
filed 2022-05-09
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                         to ____________

HIMS & HERS HEALTH, INC.
 (Exact name of registrant as specified in its charter)

Delaware	001-38986	98-1482650
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

2269 Chestnut Street, #523	San Francisco	California	94123
(Address of principal executive offices)			(ZIP Code)
(415) 851-0195
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	HIMS	New York Stock Exchange

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
Yes ☐ No ☒

As of May 6, 2022, 197,685,152 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, market acceptance and success of our business model, our ability to expand the scope of our offerings, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to the healthcare industry. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,284	$71,784
Short-term investments	154,769	175,490
Inventory	12,143	13,558
Prepaid expenses and other current assets	16,750	9,073
Total current assets	231,946	269,905
Restricted cash	856	856
Goodwill	110,881	110,881
Intangibles, net	24,848	25,890
Operating lease right-of-use assets	4,787	5,111
Other long-term assets	8,721	7,942
Total assets	$382,039	$420,585
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,906	$19,640
Accrued liabilities	9,089	12,194
Deferred revenue	1,145	3,188
Earn-out payable	12,972	42,834
Operating lease liabilities	1,388	1,365
Total current liabilities	48,500	79,221
Operating lease liabilities	3,763	4,117
Earn-out liabilities	1,544	1,999
Other long-term liabilities	517	629
Total liabilities	54,324	85,966
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 197,503,386 and 196,414,363 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of March 31, 2022 and December 31, 2021	21	20
Additional paid-in capital	623,220	613,687
Accumulated other comprehensive loss	(323)	(137)
Accumulated deficit	(295,203)	(278,951)
Total stockholders' equity	327,715	334,619
Total liabilities and stockholders' equity	$382,039	$420,585
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2022	2021
Revenue	$101,314	$52,314
Cost of revenue	26,558	12,067
Gross profit	74,756	40,247
Operating expenses:
Marketing	48,093	26,958
Selling, general, and administrative	43,582	61,698
Total operating expenses	91,675	88,656
Loss from operations	(16,919)	(48,409)
Other income (expense):
Change in fair value of liabilities	441	(2,681)
Other income, net	320	(224)
Total other income (expense), net	761	(2,905)
Loss before income taxes	(16,158)	(51,314)
Provision for income taxes	(94)	(90)
Net loss	(16,252)	(51,404)
Other comprehensive loss	(186)	(61)
Total comprehensive loss	$(16,438)	$(51,465)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.08)	$(0.34)
Weighted average shares outstanding:
Basic and diluted	202,695,970	153,080,538
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	320,296	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(404)	—	—	(404)
Exercise of vested stock options	—	—	768,727	1	890	—	—	891
Vesting of early exercised stock options	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	9,009	—	—	9,009
Other comprehensive income	—	—	—	—	—	(186)	—	(186)
Net loss	—	—	—	—	—	—	(16,252)	(16,252)
Balance as of March 31, 2022	—	$—	205,881,009	$21	$623,220	$(323)	$(295,203)	$327,715

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,328,118	$249,962	52,967,106	$5	$24,424	$(11)	$(171,292)	$(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of redeemable convertible preferred stock to common stock	(93,121,607)	(249,837)	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	1,867,292	—	21,678	—	—	21,678
Issuance of common stock upon Merger, net of transaction costs of $16.2 million	—	—	23,892,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	7,500,000	1	74,999	—	—	75,000
Issuance of earn-out shares to common stockholders	—	—	14,153,520	1	—	—	—	1
Exercise of vested stock options	—	—	37,887	—	80	—	—	80
Vesting of early exercised stock options	—	—	—	—	54	—	—	54
Warrant expense in connection with Merger	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	34,230	—	—	34,230
Other comprehensive income	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(51,404)	(51,404)
Balance as of March 31, 2021	—	$—	191,351,403	$18	$515,216	$(72)	$(222,696)	$292,466
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(16,252)	$(51,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,741	394
Stock-based compensation	8,856	34,230
Change in fair value of liabilities	(441)	2,681
Warrant expense in connection with Merger	—	154
Amortization of debt issuance costs	—	144
Net amortization on securities	971	287
Benefit for deferred taxes	(112)	—
Non-cash operating lease cost	377	378
Non-cash other	(94)	165
Changes in operating assets and liabilities:
Inventory	1,415	(980)
Prepaid expenses and other current assets	(7,677)	(7,147)
Other long-term assets	(30)	(58)
Accounts payable	4,266	5,117
Accrued liabilities	(3,148)	1,114
Deferred revenue	(2,043)	(648)
Operating lease liabilities	(384)	(375)
Earn-out payable	(6,848)	—
Net cash used in operating activities	(19,403)	(15,948)
Investing activities
Purchases of investments	(84,881)	(172,021)
Maturities of investments	82,340	9,500
Proceeds from sales of investments	22,291	—
Investment in website development and internal-use software	(1,197)	(740)
Purchases of property, equipment, and intangible assets	(100)	(63)
Net cash provided by (used in) investing activities	18,453	(163,324)
Financing activities
Pre-closing stock repurchase	—	(22,027)
Proceeds from issuance of common stock upon Merger	—	197,686
Proceeds from PIPE	—	75,000
Payments for transaction costs related to securities issuances	—	(12,794)
Proceeds from repayment of promissory notes associated with vested and unvested shares	—	1,193
Proceeds from exercise of Class A common stock warrants	—	807
Proceeds from exercise of vested and unvested stock options	891	80
Payments for taxes related to net share settlement of equity awards	(404)	—
Payments for earn-out consideration for acquisitions	(23,014)	—
Net cash (used in) provided by financing activities	(22,527)	239,945
Foreign currency effect on cash and cash equivalents	(23)	2
(Decrease) increase in cash, cash equivalents, and restricted cash	(23,500)	60,675
Cash, cash equivalents, and restricted cash at beginning of period	72,640	28,350
Cash, cash equivalents, and restricted cash at end of period	$49,140	$89,025
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$48,284	$88,169
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$49,140	$89,025
Supplemental disclosures of cash flow information
Cash paid for taxes	$36	$59
Non-cash investing and financing activities
Recapitalization from redeemable convertible preferred stock pre-closing stock repurchase	$—	$125
Conversion of redeemable convertible preferred stock to common stock	—	249,837
Assumption of Merger warrants liability	—	51,814
Exercise of Private Placement Warrants and Public Warrants	—	20,871
Conversion of Series D preferred stock warrants to Class A common warrants	—	1,160
Vesting of early exercised stock options	38	54

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), formerly known as Oaktree Acquisition Corp. (“OAC”), incorporated in Delaware, is a multi-specialty telehealth platform transforming the way healthcare is delivered. The Company’s mission is to make healthcare accessible, affordable, and convenient for everyone. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile application, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

The Company offers a range of health and wellness products and services available for purchase directly by customers on the Company’s websites and mobile application. Additionally, Hims & Hers products can be found in tens of thousands of top retail locations in the United States.

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

The condensed consolidated financial statements as of March 31, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021, included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited consolidated financial statements”).

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

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2021 that have had a material impact on these condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates in capitalization of website development and internal-use software costs. Management believes that the estimates and judgments upon which it relies are reasonable based upon information available to it at the time that these estimates and judgments were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $110.9 million was acquired during the second and third quarters of 2021 and no goodwill impairment was recorded for the three months ended March 31, 2022.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of March 31, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile application, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups (defined below). Additionally, the Company offers a range of health and wellness products through wholesale partners.

Revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Online Revenue	$94,102	$50,680
Wholesale Revenue	7,212	1,634
Total Revenue	$101,314	$52,314

For Online Revenue, the Company defines its customer as an individual who purchases products or services through its websites or mobile application. For Wholesale Revenue, the Company defines its customer as a wholesale partner. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts that contain prescription products issued as the result of a consultation include two performance obligations: access to (i) products and (ii) consultation services. The Company’s contracts for prescription refills and contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for services over the period of the consultation service, which is typically within one day. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three months ended March 31, 2022 and 2021, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 9 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites and mobile application for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with certain affiliated and third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) to fill prescriptions that are ordered by the Company’s customers for fulfillment through the Company’s websites and mobile application. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, at its sole discretion, sets all listed prices charged on its websites and mobile application for products and services.

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

3. Investments

Short-term investments as of March 31, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$136,337	$(129)	$136,208
Government bonds	4,977	(14)	4,963
Asset-backed bonds	13,667	(69)	13,598
Total short-term investments	$154,981	$(212)	$154,769

Short-term investments as of December 31, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$146,032	$(30)	$146,002
Asset-backed bonds	29,507	(19)	29,488
Total short-term investments	$175,539	$(49)	$175,490

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$7,883	$10,428
Raw materials	4,260	3,130
Total inventory	$12,143	$13,558

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Wholesale trade receivables	$5,463	$3,577
Prepaid expenses	10,051	4,606
Other current assets	1,236	890
Total prepaid expenses and other current assets	$16,750	$9,073

6. Intangible Assets

Intangible assets as of March 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(1,939)	$22,231	9.0
Other	3,846	(1,229)	2,617	2.2
Intangible assets, net	$28,016	$(3,168)	$24,848	8.3

Intangible assets as of December 31, 2021 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(1,298)	$22,872	9.2
Other	3,846	(828)	3,018	2.4
Intangible assets, net	$28,016	$(2,126)	$25,890	8.4

Amortization expense for intangible assets was $1.0 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to March 31, 2022 is as follows (in thousands):

The remainder of 2022	$3,124
2023	3,542
2024	2,801
2025	2,672
2026	2,455
2027 and thereafter	10,254
$24,848

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Payroll costs	$2,686	$3,363
Marketing expenses	2,322	3,158
Tax payables	1,007	954
Professional services	812	734
Product and shipping costs	761	2,635
Other accrued liabilities	1,501	1,350
Total accrued liabilities	$9,089	$12,194

8. Operating Leases

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

In January 2022, the Company entered into a 62-month non-cancelable lease for 24,465 square feet of warehouse, distribution, and pharmacy space in Gilbert, Arizona. The lease commenced on May 1, 2022. Total minimum lease payments are $1.5 million, net of rent abatement for an initial two-month period and with annual escalation of 3.0%. The Company has the option to extend the lease term for a period of five years. The Company had not been given access to the facility as of March 31, 2022, and as a result there are no new lease liabilities during the quarter.

For each of the three months ended March 31, 2022 and 2021, the Company recorded operating lease costs of $0.4 million, including variable operating lease costs of $0.1 million.

Supplemental information related to the Company’s non-cancelable operating leases was as follows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flows used for operating lease	$384	$375
Operating lease liability arising from adoption of ASC 842	$—	$6,756
Weighted average remaining lease term	3.4 years	4.4 years
Weighted average discount rate	4.0%	4.0%

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to March 31, 2022 are as follows (in thousands):

The remainder of 2022	$1,175
2023	1,598
2024	1,638
2025	1,114
Gross lease payments	5,525
Less: imputed interest	(374)
Present value of net future minimum lease payments	$5,151

As of March 31, 2022, the present value of net future minimum lease payments of $5.2 million is recorded as operating lease liabilities: (i) $1.4 million within current liabilities; and (ii) $3.8 million within long-term liabilities on the condensed consolidated balance sheet.

9. Variable Interest Entities

The variable interest entities (“VIEs”) are: (i) professional corporations or other professional entities owned by licensed healthcare providers that engage licensed clinical professionals to provide consultation services (i.e., the “Affiliated Medical Groups”); and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), each of which is a licensed mail order pharmacy providing prescription fulfillment services solely to the Company’s customers. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s condensed consolidated financial statements.

As of March 31, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included current and total assets of $2.9 million and $2.2 million, respectively, for the VIEs. As of March 31, 2022 and December 31, 2021, current and total liabilities were $2.2 million and $3.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

The results of operations and cash flows of the VIEs are included in the Company’s condensed consolidated financial statements. For the three months ended March 31, 2022 and 2021, the VIEs charged the Company $12.2 million and $3.4 million, respectively, for services rendered. For the three months ended March 31, 2022 and 2021, operations of the VIEs generated net income and a net loss of $1.2 million and $1.8 million, respectively, inclusive of administrative expenses.

10. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$35,464	$—	$—	$35,464
Government bonds	—	6,533	—	6,533
Short-term investments:
Corporate bonds	—	136,208	—	136,208
Government bonds	—	4,963	—	4,963
Asset-backed bonds	—	13,598	—	13,598
Restricted cash:
Money market funds	856	—	—	856
Total assets	$36,320	$161,302	$—	$197,622
Liabilities
Earn-out liabilities	$—	$—	$1,544	$1,544
Total liabilities	$—	$—	$1,544	$1,544

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

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and earn-out payable approximated their carrying values as of March 31, 2022 and December 31, 2021, due to their short-term nature. All other financial instruments except for earn-out liabilities are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the three months ended March 31, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

At inception, the fair value of the earn-out liabilities associated with the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation, which is considered a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving the revenue targets. The undiscounted range of contingent purchase consideration is nil to $3.3 million. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The long-term earn-out liability, which is solely related to the HHL acquisition as of March 31, 2022 and December 31, 2021, remains classified as Level 3.

The fair value of the earn-out liabilities is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 12 – Stockholders’ Equity) and is recognized in other income (expense) and selling, general, and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2021	$1,999
Change in fair value due to revaluation and service-based vesting	(455)
Balance at March 31, 2022	$1,544

11. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of March 31, 2022, purchase obligations were $2.3 million, with $1.2 million payable in 2022 and $1.1 million payable in 2023.

Legal Proceedings
From time to time, the Company is party to litigation and subject to claims incident to the ordinary course of business. As the Company’s growth continues, it may become party to an increasing number of litigation matters and claims. The outcome of litigation and claims cannot be predicted with certainty, and the resolution of these matters could materially affect the Company’s future results of operations, cash flows, or financial position. The Company is not presently party to any legal proceedings that, in the opinion of management, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition, or cash flows.

12. Stockholders’ Equity

Common Stock

The Company has two classes of common stock, Class A and Class V common stock. The rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

RSU Releases

During the three months ended March 31, 2022, the Company released 413,035 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 92,739 shares of Class A common stock were withheld for the payment of employee taxes. There were no RSU releases for the three months ended March 31, 2021.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. Through March 31, 2022, 1,766,696 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Closing Date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2022, 10,239,599 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of March 31, 2022, there were 33,006,295 shares of Class A common stock reserved and 17,102,197 shares of Class A common stock available for grant under the 2020 Stock Plan; there were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), which became effective immediately prior to the Closing Date. The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041, the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i)

1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. On January 1, 2022, 2,047,919 shares of Class A common stock were automatically added to the ESPP reserve. Therefore, as of March 31, 2022, there were 6,047,919 shares of Class A common stock reserved and available for grant under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of March 31, 2022, $0.8 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending May 2022.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of March 31, 2022, there was $2.8 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 2.04 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. The Company recognized $0.1 million of expense related to the grant during the three months ended March 31, 2022. As of March 31, 2022, there was $3.7 million of remaining compensation expense to be recognized over a period of 3.90 years.

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

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions for the three months ended March 31, 2022:

Expected term (in years)	6.02
Expected volatility	56.7%
Risk-free interest rate	1.9%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,401	$4.01	7.73	$37,868
Granted	5,585	5.01
Exercised (including early exercised options vested during the period)	(793)	1.20
Forfeited and expired	(334)	5.58
Outstanding at March 31, 2022	14,859	4.51	8.55	26,306
Exercisable as of March 31, 2022	8,066	3.10	7.52	24,213

The weighted average grant date fair value of options granted for the three months ended March 31, 2022 was $2.71 per share, and the intrinsic value of vested options exercised was $3.3 million.

As of March 31, 2022, there was $30.1 million of unrecognized stock-based compensation related to unvested stock options, excluding the CEO stock options, which is expected to be recognized over a weighted average period of 3.27 years.

The options outstanding and exercisable as of March 31, 2022 (excluding the CEO stock options) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	1,912	5.92	1,912	5.92
1.55 – 1.75	1,829	7.13	1,737	7.13
2.43	2,946	8.18	2,946	8.18
5.01	5,585	9.91	95	9.91
8.13 – 9.41	1,634	8.88	1,199	8.72
12.21 – 15.17	953	8.91	177	8.17
	14,859		8,066

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

In addition, all Hims RSU and option holders received (i) earn-out RSUs that would vest in equal thirds if the trading price of the Company’s Class A common stock was greater than or equal to $15.00, $17.50, and $20.00 for any 10 trading days within any 20-trading day period, or a Company sale (as defined in the Merger Agreement) occurs and the thresholds are met on or prior to the date that is five years following the Closing Date; and (ii) an allocation of approximately 35,000 RSUs (“Parent Warrant RSUs”). All of these RSUs vest in accordance with the terms of the initial RSU and option award, in addition to any of the aforementioned requirements. The earn-out thresholds for earn-out RSUs were all met in February 2021.

RSU activity including RSUs outstanding prior to the Merger, earn-out RSUs, and Parent Warrant RSUs is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	3,982	11.55
Granted	3,863	5.01
Vested	(373)	11.92
Forfeited and expired	(172)	11.37
Unvested at March 31, 2022	7,300	$8.15

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO as part of the Merger that vest in accordance with the same market conditions as the CEO stock options granted on June 17, 2020, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of March 31, 2022. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs as part of the Merger in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products. None of the awards vested in the period. These grants are also included in the above activity.

As of March 31, 2022, there was unrecognized stock-based compensation related to unvested RSUs of $46.3 million, which is expected to be recognized over a weighted average period of 3.27 years.

Vendor Warrants

As of March 31, 2022, there were 462,335 Class A common stock warrants issued to nonemployees in connection with vendor service arrangements outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $1.7 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 shares of Merger consideration, consisting of the holders’ allocation of earn-out consideration. As of March 31, 2022, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2022. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $4.6 million will be recognized over a weighted average period of 3.12 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2022. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $18.2 million will be recognized over a weighted average period of 2.25 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketing	$823	$1,846
Selling, general, and administrative	8,033	32,384
Total stock-based compensation expense	$8,856	$34,230

The Company capitalized $0.2 million of stock-based compensation as internal-use software for the three months ended March 31, 2022. The Company did not capitalize any stock-based compensation as internal-use software for the three months ended March 31, 2021.

13. Related-Party Transactions

Atomic Labs, LLC (“Atomic Labs”) is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. The Company utilized operational support from Atomic Labs, primarily consisting of providing office space, conducting back-office professional services, and administering operating expenses. Additionally, an affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the three months ended March 31, 2022 and 2021, the Company recorded a total of $0.9 million and $0.8 million, respectively, for payments made to an affiliated company of Atomic Labs for services performed and costs incurred on behalf of the Company.

In addition, for the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million and $0.1 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services.

14. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three months ended March 31, 2022 and 2021. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(15,580)	$(672)	$(49,185)	$(2,219)
Denominator:
Weighted average shares outstanding, basic and diluted	194,318,347	8,377,623	146,471,524	6,609,014
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.34)	$(0.34)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three months ended March 31, 2022 and 2021, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	17,685,246	16,361,955
RSUs	5,366,963	3,347,300
Common stock issued subject to vesting	2,395,670	—
Warrants to purchase Class A common stock	561,058	7,733,346
Common stock issuable under the ESPP	444,828	—
Common stock issued for early exercise of stock options	103,521	388,839
Redeemable convertible preferred stock	—	19,702,603
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	3,545,821

15. Income Tax

The effective income tax rate was (0.6)% and (0.2)% for the three months ended March 31, 2022 and 2021. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Form 10-K for the year ended December 31, 2021 (our “2021 Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in ITEM 7 of Part II of our 2021 Annual Report and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. Our actual results may differ materially from those contained in any forward-looking statements. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in ITEM 1A of Part II of this quarterly report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc. and its subsidiaries.

Overview

Hims & Hers is a multi-specialty telehealth platform transforming the way healthcare is delivered. Our mission is to make healthcare accessible, affordable, and convenient for everyone. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile application, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness. We are leading the transformation in healthcare by becoming the digital front door for healthcare consumers.

We believe the future of healthcare will be driven by consumer brands that empower people and give them full control over their healthcare. We have endeavored to build a healthcare model that squarely focuses on the needs of the healthcare consumer. To further our mission, we offer a range of health and wellness products and services available for purchase directly by customers on our websites and mobile application. Additionally, Hims & Hers products can be found in tens of thousands of top retail locations in the United States.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation.

“Online Revenue” represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”), primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites and mobile application. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them.

“Wholesale Revenue” represents non-prescription product sales to retailers through wholesale purchasing agreements. We sell only non-prescription products to wholesale partners. In addition to being revenue generative and profitable, wholesale partnerships have the added benefit of generating brand awareness with new customers in physical environments.

“Subscriptions” are defined as the number of customer agreements where the customer has agreed to be automatically billed on a recurring basis at a defined cadence. The billing cadence is typically defined as a number of months (for example, billed every month or every three months). Subscriptions are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscription billing is preferred by many of our customers because most of the products and services we make available treat chronic conditions and these product and service offerings are most effective when taken consistently and continuously. Customers can cancel subscriptions in between billing periods to stop receiving additional products and services and can reactivate subscriptions to continue receiving additional products and services. Subscriptions are sometimes also referred to by us as “subscription memberships” or “memberships.”

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business. The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three months ended March 31, 2022 and 2021, as well as key metrics that drive Online Revenue (i.e., Net Orders, AOV, and Subscriptions) and the dollar and percentage change between such periods (in thousands, except for AOV):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Online Revenue	$94,102	$50,680	$43,422	86%
Wholesale Revenue	7,212	1,634	5,578	341%
Total Revenue	$101,314	$52,314	$49,000	94%

Net Orders	1,207	687	520	76%
AOV	$78	$74	$4	5%

	As of March 31
	2022	2021	Change	% Change
Subscriptions	710	391	319	82%

We generated $94.1 million in Online Revenue for the three months ended March 31, 2022, an increase of 86% as compared to $50.7 million for the three months ended March 31, 2021. Growth in Online Revenue for the three months ended March 31, 2022 was driven by growth in Subscriptions, AOV, and Net Orders, as well as the inclusion of the operations of YoDerm, Inc. (“Apostrophe”) and Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), which were each acquired after the first quarter of 2021.

We generated $7.2 million in Wholesale Revenue for the three months ended March 31, 2022, an increase of 341% as compared to $1.6 million for the three months ended March 31, 2021. This increase was due to the addition of new retail partners in the fourth quarter of 2021 and the first quarter of 2022, which increased the overall volume of wholesale orders.

For the three months ended March 31, 2022, AOV was $78, an increase of 5% compared to $74 for the three months ended March 31, 2021. AOV growth for the three months ended March 31, 2022 was driven by higher price points from larger product bundles and multi-month Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. In our Subscription arrangements, customers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a monthly cadence, we offer customers the ability to select from a range of multi-month Subscription shipment cadences, from every two to twelve months, depending on the product. The customer is billed upon each shipment. Customers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by customers have contributed to the expansion of AOV over time. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for multi-month Subscriptions, we may incur shipping and fulfillment expenses two or four times per year (for six-month and three-month subscription cadences, respectively) versus twelve times per year for monthly Subscriptions. The customer uptake of multi-month Subscriptions results in lower recurring costs and higher gross margins as compared to monthly Subscriptions.

Subscriptions grew 82% to approximately 710,000 as of March 31, 2022 as compared to approximately 391,000 Subscriptions as of March 31, 2021. Growth in Subscriptions was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased marketing expenses, and the addition of Subscriptions from the 2021 acquisitions of Apostrophe and HHL. As a result of growth in Subscriptions, we generated approximately 1.2 million Net Orders for the three months ended March 31, 2022, an increase of 76% as compared to approximately 0.7 million Net Orders for the three months ended March 31, 2021.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through Subscription-based plans, where customers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past customer behavior stays consistent in the future. In addition, the uptake by customers of our Subscription offerings has contributed to the expansion of AOV over time and has resulted in higher gross profits and gross margins for our sale of products and services on our platform. We expect to retain a majority or a higher percentage of revenue from customers who have maintained a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect, and customer retention decreases in the future, then future revenue will be negatively impacted. The ability of our customers to continue to pay for our products and services will also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment and operating capabilities, including our own affiliated pharmacies and warehousing facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. Additionally, we expect to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of products and services offered on our websites and mobile application. This includes further investments in and development of mobile phone technology, including our mobile application, in order to improve the customer experience on our platform. We also expect to continue making investments in the ability to accept insurance on our platform for certain products or services in the future. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into new categories

We expect to expand into new categories with our offerings. Category expansion allows us to increase the number of customers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which include professional services and consideration paid for employee equity with vesting requirements incurred directly as a result of acquisitions), provision for income taxes, interest income, change in fair value of liabilities, one-time Merger bonuses and warrant expense, and amortization of debt issuance costs.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(16,252)	$(51,404)
Stock-based compensation	8,856	34,230
Depreciation and amortization	1,741	394
Acquisition-related costs	116	—
Provision for income taxes	94	90
Interest income	(175)	(82)
Change in fair value of liabilities	(441)	2,681
Merger bonuses	—	5,219
Warrant expense in connection with Merger	—	154
Amortization of debt issuance costs	—	144
Adjusted EBITDA	$(6,061)	$(8,574)

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

Our financial condition and results of operations to date have not been adversely impacted by the COVID-19 pandemic. However, it is possible that the COVID-19 pandemic, the measures taken by the federal, state, or local authorities (including vaccine mandates) and businesses affected, supply chain impacts, and the resulting economic impact may materially and adversely affect our business, results of operations, cash flows and financial positions as well as our customers, suppliers, and partners. Widespread supply chain issues resulting from the pandemic have impacted businesses across multiple industries, including those in which we operate. While we have not experienced material supply chain issues to date, if we experience delays or other challenges in obtaining supplies necessary for the production, fulfillment, or distribution of the products or services we offer, it could negatively affect our ability to satisfy our obligations to customers and maintain our operations in a cost-efficient manner and have a material adverse effect on our business. We will continue to monitor the status of the COVID-19 pandemic, and its related resurgences and variants, and adjust our strategy accordingly.

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. Foreign operations are immaterial to the consolidated financial statements. The condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities for which we are the primary beneficiary. The variable interest entities are: (i) professional corporations or other professional entities owned by licensed healthcare providers that engage licensed clinical professionals to provide consultation services (i.e., the “Affiliated Medical Groups”); and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), each of which is a licensed mail order pharmacy providing prescription fulfillment services solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our condensed consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises of online sales of health and wellness products through our websites and mobile application, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups. Additionally, revenue is generated through wholesale arrangements.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period, the mix of Online Revenue and Wholesale Revenue in a period, the impact of acquisitions, and our ability to sell our inventory. We expect our gross margin to fluctuate from period to period depending on these and other factors.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media and various other media outlets. Marketing expenses also include overhead expenses, including salaries, benefits, taxes and stock-based compensation for personnel; agency, contractor and consulting expenses; content production, software and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter, with such increases reflecting a decreasing percentage of revenue over recent quarters with respect to a given cohort. We expect this trend to continue, though marketing expenses may fluctuate as a percentage of revenue due to the timing and discretionary nature of these expenses.

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

Other income (expense)

Other income (expense) primarily consists of the change in fair value of liabilities, as well as interest income from our cash and cash equivalents and investment accounts. Additionally, other income (expense) includes non-operating and one-time charges classified outside of operating expenses.

Provision for income taxes

The provision for income taxes is primarily due to state taxes. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the three months ended March 31, 2022 and 2021

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue	$101,314	$52,314	$49,000	94%
Cost of revenue	26,558	12,067	14,491	120%
Gross profit	74,756	40,247	34,509	86%
Operating expenses:(1)
Marketing	48,093	26,958	21,135	78%
Selling, general, and administrative	43,582	61,698	(18,116)	(29)%
Total operating expenses	91,675	88,656	3,019	3%
Loss from operations	(16,919)	(48,409)	31,490	(65)%
Other income (expense):
Change in fair value of liabilities	441	(2,681)	3,122	(116)%
Other income, net	320	(224)	544	(243)%
Total other income (expense), net	761	(2,905)	3,666	(126)%
Loss before income taxes	(16,158)	(51,314)	35,156	(69)%
Provision for income taxes	(94)	(90)	(4)	4%
Net loss	$(16,252)	$(51,404)	$35,152	(68)%
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Marketing	$823	$1,846
Selling, general, and administrative	8,033	32,384
Total stock-based compensation expense	$8,856	$34,230

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	26%	23%
Gross profit	74%	77%
Operating expenses:
Marketing	47%	52%
Selling, general, and administrative	43%	118%
Total operating expenses	90%	170%
Loss from operations	(16)%	(93)%
Other income (expense):
Change in fair value of liabilities	—%	(6)%
Other income, net	—%	—%
Total other income (expense), net	—%	(6)%
Loss before income taxes	(16)%	(99)%
Provision for income taxes	—%	—%
Net loss	(16)%	(99)%

Revenue

Revenue was $101.3 million for the three months ended March 31, 2022, compared to $52.3 million for the three months ended March 31, 2021, an increase of $49.0 million, or 94%, primarily attributable to an increase in Online Revenue. For a detailed discussion of this increase, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $26.6 million for the three months ended March 31, 2022, compared to $12.1 million for the three months ended March 31, 2021, an increase of $14.5 million, or 120%. This increase was due to increased product and packaging costs of 160%, increased shipping costs of 86%, and increased costs associated with medical consultation services of 73% compared to the three months ended March 31, 2021. These increases were due to overall increased business activity, growth of Net Orders, and the impact of the operations of Apostrophe and HHL, which were each acquired after the first quarter of 2021.

Gross profit was $74.8 million for the three months ended March 31, 2022, compared to $40.2 million for the three months ended March 31, 2021, an increase of $34.5 million, or 86%. Correspondingly, gross margin was 74% for the three months ended March 31, 2022, compared to 77% for the three months ended March 31, 2021. The decrease in gross margin for the three months ended March 31, 2022 was primarily a result of Wholesale Revenue comprising a larger proportion of total revenue, as well as the impact of the operations of Apostrophe and HHL, which were each acquired after the first quarter of 2021.

Marketing expenses

Marketing expenses were $48.1 million for the three months ended March 31, 2022, compared to $27.0 million for the three months ended March 31, 2021, an increase of $21.1 million, or 78%. The most significant component of marketing expenses is customer acquisition costs, which increased to $39.1 million in the three months ended March 31, 2022, compared to $20.3 million for the three months ended March 31, 2021, an increase of 93%. The increase in customer acquisition costs was a result of management’s decision to increase investment in display, search, and television marketing, as we continue to identify opportunities to drive new customer growth, and the customer acquisition costs associated with Apostrophe and HHL, which were each acquired after the first quarter of 2021.

Selling, general, and administrative expenses

SG&A expenses were $43.6 million for the three months ended March 31, 2022, compared to $61.7 million for the three months ended March 31, 2021, a decrease of $18.1 million, or 29%. The decrease in SG&A was primarily driven by a decrease in stock-based compensation expense to $8.0 million for the three months ended March 31, 2022, from $32.4 million for the three months ended March 31, 2021, a decrease of $24.4 million. The decrease in stock-based compensation was primarily due to the expenses incurred in the first quarter of 2021 related to the earn-out consideration issued as part of the Merger (as defined in Note 1 – Organization to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units, which were both contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expenses as a result of the Merger. In the three months ended March 31, 2021, we also incurred $5.1 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger.

Excluding stock-based compensation, employee compensation expense (comprising salaries and wages, benefits, taxes, and performance bonuses) was $15.0 million for the three months ended March 31, 2022, compared to $7.8 million for the three months ended March 31, 2021, an increase of $7.2 million. Furthermore, for the three months ended March 31, 2022, the decrease in SG&A was partially offset by a $2.2 million increase in depreciation, amortization, and technology costs and a $1.2 million increase in order fulfillment and transaction processing costs.

Other income (expense)

Other income was $0.8 million for the three months ended March 31, 2022, compared to other expense of $2.9 million for the three months ended March 31, 2021, a change of $3.7 million. The change was driven primarily by a gain from the change in fair value of liabilities for the three months ended March 31, 2022 of $0.4 million related to earn-out liabilities, compared to a loss from the change in fair value of liabilities for the three months ended March 31, 2021 of $2.7 million related to warrant liabilities.

Provision for income taxes

Provision for income taxes was $0.1 million for each of the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity are cash and cash equivalents in the amount of $48.3 million, which are primarily invested in money market funds, and investments in the amount of $154.8 million, which are primarily invested in corporate, government, and asset-backed bonds.

During the three months ended March 31, 2022, we made payments for the Apostrophe acquisition earn-out payable totaling $29.9 million, such payment amounts determined in fiscal year 2021 in accordance with the terms of the related acquisition agreement. The remaining portion of the Apostrophe earn-out payable of $13.0 million will be paid in the fourth quarter of 2022, also based on the terms of the related acquisition agreement. The Apostrophe earn-out payment of $29.9 million is recorded: (i) $6.9 million within operating activities; and (ii) $23.0 million within financing activities on the condensed consolidated statements of cash flows.

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. We completed two acquisitions in 2021 and expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be harmed. In order to support the growth of our business, we may need to incur indebtedness or seek capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(19,403)	$(15,948)
Net cash provided by (used in) investing activities	18,453	(163,324)
Net cash (used in) provided by financing activities	(22,527)	239,945

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $19.4 million for the three months ended March 31, 2022. The most significant component of our cash used was a net loss of $16.3 million. This included non-cash expense related to stock-based compensation of $8.9 million, depreciation and amortization of $1.7 million, net amortization on securities of $1.0 million, and non-cash operating lease cost of $0.4 million. Non-cash expense was partially offset by non-cash income of $0.4 million related to the change in fair value of liabilities, benefit for deferred taxes of $0.1 million, and non-cash other of $0.1 million. In addition, a net cash outflow totaling $14.4 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in prepaid expenses and other current assets of $7.7 million, a decrease in earn-out payable of $6.9 million, a decrease in deferred revenue of $2.0 million, and a decrease in operating lease liabilities of $0.4 million. This outflow was partially offset by a decrease in inventory of $1.4 million and an increase in accounts payable and accrued liabilities of $1.1 million.

Net cash used in operating activities was $15.9 million for the three months ended March 31, 2021. The most significant component of our cash used was a net loss of $51.4 million. This included non-cash expense related to stock-based compensation of $34.2 million, change in fair value of liabilities of $2.7 million, depreciation and amortization of $0.4 million, and non-cash operating lease cost of $0.4 million. In addition, a net cash outflow totaling $3.0 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in prepaid expenses and other current assets of $7.1 million, an increase in inventory of $1.0 million, and a decrease in deferred revenue of $0.6 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $6.2 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in website development and internal-use software and purchase of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2022 was $18.5 million, which was primarily due to net investment cash inflows of $19.8 million. This cash inflow was partially offset by investments in website development and internal-use software of $1.2 million including investment in our mobile technology.

Net cash used in investing activities for the three months ended March 31, 2021 was $163.3 million, which was primarily due to net investment cash outflows of $162.5 million, and investment in website development and internal-use software of $0.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $22.5 million, which was primarily due to the payments for earn-out consideration for acquisitions of $23.0 million and payments for taxes related to net share settlement of equity awards of $0.4 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $0.9 million.

Net cash provided by financing activities for the three months ended March 31, 2021 was $239.9 million, which was primarily due to the proceeds from the issuance of Class A common stock as a result of the Merger of $197.7 million, proceeds from the PIPE Investment of $75.0 million, proceeds received from employee repayment of promissory notes of $1.2 million, and proceeds from the exercise of warrants and stock options of $0.9 million. This cash inflow was partially offset by payments related to pre-closing stock repurchase of $22.0 million and Merger transaction costs of $12.8 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out payables and earn-out liabilities related to acquisitions, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of March 31, 2022 were $22.3 million, of which $16.3 million was payable within 12 months.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates in capitalization of website development and internal-use software costs. Management believes that the estimates and judgments upon which it relies are reasonable based upon information available at the time that these estimates and judgments were made. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

For a discussion of our critical accounting estimates, please refer to ITEM 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report for the year ended December 31, 2021. Since December 31, 2021, there have been no material changes to our critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $203.1 million and $247.3 million, respectively, as of March 31, 2022 and December 31, 2021, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds, government bonds, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the three months ended March 31, 2022 and 2021 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•The COVID-19 pandemic has increased interest in and consumer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.
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

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as “providers”) to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, operating a licensed pharmacy and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We have recently experienced a period of rapid growth in our operations and headcount. The historical revenue of Hims & Hers grew from $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020, to $271.9 million for the year ended December 31, 2021. Our number of full-time employees has increased significantly over the last few years, from 123 employees as of December 31, 2019 to 398 employees as of December 31, 2021. We have also established operations in the U.K., launched our affiliated pharmacy dedicated to our operations, completed acquisitions of HHL and Apostrophe, and significantly increased the size of our customer base.

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

Additionally, competition within our industry for acquisitions of businesses, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Expansion into international markets is important for our long-term growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers, providers, and suppliers in countries other than the United States is an element of our long-term business strategy. For example, in June 2021, we acquired all of the outstanding equity of HHL, an entity that offers health and wellness products and services, to further expand our operations in the United Kingdom. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of the ongoing COVID-19 pandemic, its related resurgences and variants and the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions, including market volatility, escalating inflation and supply chain issues, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our partner pharmacies and our affiliated pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new providers.

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

Due to COVID-19, telehealth has seen a steep increase in use across the industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how telehealth may be used in delivering care in certain jurisdictions. We do not know whether all of these regulatory changes will be permanent, or how long certain changes will remain in place. There is renewed focus on telehealth among legislatures and regulators due to COVID-19 and the expanded use of telehealth that could result in regulatory changes inconsistent with or that place additional restrictions on our current business model or operations in certain jurisdictions. If consumer adoption of telehealth generally or our platform in particular materially decreases as the COVID-19 restrictions are lifted, or if COVID-19 results in regulatory changes that limit our current activities, our industry, business, and results of operations could be adversely affected.

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or our mobile application, we may be unable to attract and retain customers.

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. We maintain a mobile website and in January 2022, we announced the launch of our mobile application on the App Store. Developing and supporting mobile websites and a mobile application across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired and customers we meet through our mobile websites or mobile application may not choose to use our offerings at the same rate as customers we meet through our websites.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile websites or mobile application for them. Developing or supporting our mobile website or mobile application for new devices and their operating systems may require substantial time and resources. The success of our mobile websites and mobile application could also be harmed by factors outside of our control, such as:
•increased costs to develop, distribute, or maintain our mobile websites or mobile application;
•changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and
•changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile websites or mobile application, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors’ websites or mobile applications.

If our customers experience difficulty accessing or using, or if they elect not to use, our mobile websites or mobile application, our business and results of operations may be adversely affected.

Our business depends on continued and unimpeded access to the internet and mobile networks.

Our ability to deliver our internet-based and mobile application-based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity, and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems or those of our service providers, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers, providers, partners, and suppliers. To operate without interruption, both we and our service providers must guard against:
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

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of the Russian invasion of Ukraine, other acts of war or terrorism, trade sanctions, escalating inflation, the COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, or trade sanctions, between the U.S. and countries from which we source merchandise, directly or indirectly, could require us to take certain actions, such as raising prices on our offerings or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations.

Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations.

XeCare, one of our Affiliated Pharmacies that is dedicated to our operations, launched in Ohio during the fiscal quarter ended March 31, 2021, and is in the process of obtaining licensure in additional geographies. We also acquired Apostrophe in July 2021, which has an affiliated pharmacy dedicated to its operations (Apostrophe Pharmacy). The operation of our Affiliated Pharmacies subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities or any failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

Our payments system depends on third-party service providers and is subject to evolving laws and regulations.

We have engaged third-party service providers to perform underlying card processing, currency exchange and identity verification. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to accept orders through the platform could be adversely affected and our business could be harmed. In addition, incorrect identity verification data with respect to our current or potential customers received from third-party service providers, including as a result of an individual customer providing untruthful or inaccurate information, has in the past and may in the future result in us inadvertently allowing access to our offerings, including treatments and medications, to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access our offerings, in each case based on inaccurate identity determination. These risks may subject us to disciplinary action, fines, lawsuits, and our reputation, business, financial condition and results of operations could be adversely affected. Further, if any of these third-party service providers increase the fees they charge us, our operating expenses could increase and if we respond by increasing the fees we charge to our customers, we could lose some of our customers.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our leadership team in the areas of marketing, legal and regulatory compliance, telehealth, operations, finance, public policy and government relations, people operations, investor relations and other general and administrative functions. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers, is intense. In addition, similar to other businesses we have experienced employee turnover that we believe may be a result, in part, of the ongoing “great resignation” occurring throughout the American economy, and we expect to continue to experience employee turnover in the future.

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

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from participation in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business and our financial condition.

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

Given our current operations and the current state of federal law, the Stark Law, the Anti-Kickback Law and the False Claims Act should not apply to our business. If the scope of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act changes or a state analog of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act includes a broader spectrum of activities than the respective federal statute, or if we change our business model to accept payments from third-party payors such as a government program (which we intend to do as early as this fiscal year), our failure to comply with such laws, or an allegation that we have not complied, could have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in public policy that mandate or enhance healthcare coverage could have a material adverse effect on our business, operations, and results of operations.

Our mission is to make healthcare accessible, affordable, and convenient for everyone. It is reasonably possible that our business operations and results of operations could be materially adversely affected by public policy changes at the federal, state, or local level, which include mandatory or enhanced healthcare coverage. Such changes may present us with new marketing and other challenges, which may, for example, cause use of our products and services to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, financial condition, and results of operations may be materially adversely affected.

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

Certain of the products available through our platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. Some of these products are prescribed by providers on the platform for “off-label” uses (i.e., for a use other than that specifically authorized by the FDA for the medication in question). While providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement, and have a material adverse effect on our business, financial condition, and results of operations.

The information that we provide to healthcare providers, customers, and our partners could be inaccurate or incomplete, which could harm our business, financial condition, and results of operations.

We collect and transmit healthcare-related information to and from our customers, providers and partner pharmacies in connection with the telehealth consultations conducted by the providers and prescription medication fulfillment by our affiliated pharmacies and our partner pharmacies. If the data that we provide to our customers, providers, or partner pharmacies is incorrect or incomplete or if we make mistakes in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, providers, revenue, business, and financial condition.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). We believe that, because of our operating processes, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. However, to the extent we begin accepting payment from third parties or insurance providers (as intended as early as this fiscal year), we may become subject to HIPAA and could face penalties and fines if we fail to comply with applicable requirements of HIPAA and its implementing regulations. Regardless of whether or not we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

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

Changes in accounting rules, assumptions, or judgments could materially and adversely affect us.

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

Our business involves third-party medical providers performing medical consultations and, if warranted, prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals, including compounded pharmaceuticals, by our Affiliated Pharmacies and partner pharmacies. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. In addition, the products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage, and errors in the dispensing and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations, that may result from interruptions in access to our platform as a result of system failures.

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which would be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected.

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
•instability in the financial markets;
•global economic conditions;
•the duration and extent of the COVID-19 pandemic; and
•political, economic, and social instability, including as a result of the Russian invasion of Ukraine or other war or terrorist activities, and any disruption these events may cause to the global economy.

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

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue investing in substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new or existing laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

The rules and regulations applicable to public companies have made it more expensive for us to obtain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, there may be an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

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

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation of inventory, valuation and recognition of stock-based compensation expense, valuation and recognition of warrants, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates in capitalization of website and mobile application development and internal-use software costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

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

One or more jurisdictions may seek to impose incremental or new sales, use, value added, or other tax collection obligations on us, including for past sales by us or our retail partners and other partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, value added, or other taxes on our solutions could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from utilizing our solutions, or otherwise harm our business, results of operations, and financial condition.

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

Shares of our Class V common stock have 175 votes per share, while shares of our Class A common stock have one vote per share. Mr. Dudum, our Chief Executive Officer, Co-Founder and Chairman of our Board of Directors, including his affiliates and permitted transferees, hold all of the issued and outstanding shares of Class V common stock. Accordingly, Mr. Dudum holds, directly or indirectly, approximately 90% of the outstanding voting power and will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Dudum may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale, and might ultimately affect the market price of shares of Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. For example, following the Merger, the Sponsor (as defined in Note 17 – Common Stock to the consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report) held a significant number of shares of our Class A common stock that were subject to certain lock-up restrictions pursuant to the Sponsor Agreement, dated as of September 30, 2020. Those lock-up restrictions expired on January 20, 2022, and the market price of our Class A common stock could decline if the Sponsor sells its shares or is perceived by the market as intending to sell them.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Change in Control and Severance Agreement, dated as of January 24, 2022, by and between Hims, Inc. and Oluyemi Okupe (incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 24, 2022).

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
May 9, 2022

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)