Form 10-Q
period 2022-06-30
Hims & Hers Health, Inc.
filed 2022-08-08
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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
Yes ☐ No ☒

As of August 5, 2022, 198,758,777 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies, the success of our business model, our ability to scale our business. the growth of certain of our categories and the impact of our acquisitions, our ability to expand the scope of our offerings and experiences, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare and privacy laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,033	$71,784
Short-term investments	139,944	175,490
Inventory	19,673	13,558
Prepaid expenses and other current assets	15,835	9,073
Total current assets	230,485	269,905
Restricted cash	856	856
Goodwill	110,881	110,881
Intangibles, net	23,806	25,890
Operating lease right-of-use assets	4,459	5,111
Other long-term assets	9,478	7,942
Total assets	$379,965	$420,585
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$27,093	$19,640
Accrued liabilities	11,809	12,194
Deferred revenue	2,337	3,188
Earn-out payable	12,972	42,834
Operating lease liabilities	1,412	1,365
Total current liabilities	55,623	79,221
Operating lease liabilities	3,402	4,117
Earn-out liabilities	1,510	1,999
Other long-term liabilities	371	629
Total liabilities	60,906	85,966
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 198,472,604 and 196,414,363 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of June 30, 2022 and December 31, 2021	21	20
Additional paid-in capital	634,388	613,687
Accumulated other comprehensive loss	(468)	(137)
Accumulated deficit	(314,882)	(278,951)
Total stockholders' equity	319,059	334,619
Total liabilities and stockholders' equity	$379,965	$420,585
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$113,563	$60,692	$214,877	$113,006
Cost of revenue	26,387	13,415	52,945	25,482
Gross profit	87,176	47,277	161,932	87,524
Operating expenses:
Marketing	60,490	27,944	108,583	54,902
Selling, general, and administrative	46,876	36,740	90,458	98,438
Total operating expenses	107,366	64,684	199,041	153,340
Loss from operations	(20,190)	(17,407)	(37,109)	(65,816)
Other income:
Change in fair value of liabilities	121	7,963	562	5,282
Other income, net	402	325	722	101
Total other income, net	523	8,288	1,284	5,383
Loss before income taxes	(19,667)	(9,119)	(35,825)	(60,433)
Provision for income taxes	(12)	(34)	(106)	(124)
Net loss	(19,679)	(9,153)	(35,931)	(60,557)
Other comprehensive (loss) income	(145)	32	(331)	(29)
Total comprehensive loss	$(19,824)	$(9,121)	$(36,262)	$(60,586)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.05)	$(0.18)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	203,949,535	191,922,517	203,326,215	172,631,312
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	320,296	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(404)	—	—	(404)
Exercise of vested stock options	768,727	1	890	—	—	891
Vesting of early exercised stock options	—	—	38	—	—	38
Stock-based compensation	—	—	9,009	—	—	9,009
Other comprehensive loss	—	—	—	(186)	—	(186)
Net loss	—	—	—	—	(16,252)	(16,252)
Balance as of March 31, 2022	205,881,009	21	623,220	(323)	(295,203)	327,715
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	427,850	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(779)	—	—	(779)
Exercise of vested stock options	356,265	—	579	—	—	579
Vesting of early exercised stock options	—	—	38	—	—	38
Issuance of common stock under employee stock purchase plan	185,103	—	553	—	—	553
Stock-based compensation	—	—	10,777	—	—	10,777
Other comprehensive loss	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(19,679)	(19,679)
Balance as of June 30, 2022	206,850,227	$21	$634,388	$(468)	$(314,882)	$319,059

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,328,118	$249,962	52,967,106	$5	$24,424	$(11)	$(171,292)	$(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of redeemable convertible preferred stock to common stock	(93,121,607)	(249,837)	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	1,867,292	—	21,678	—	—	21,678
Issuance of common stock upon Merger, net of transaction costs of $16.2 million	—	—	23,892,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	7,500,000	1	74,999	—	—	75,000
Issuance of earn-out shares to common stockholders	—	—	14,153,520	1	—	—	—	1
Exercise of vested stock options	—	—	37,887	—	80	—	—	80
Vesting of early exercised stock options	—	—	—	—	54	—	—	54
Warrant expense in connection with Merger	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	34,230	—	—	34,230
Other comprehensive loss	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(51,404)	(51,404)
Balance as of March 31, 2021	—	—	191,351,403	18	515,216	(72)	(222,696)	292,466
Issuance of common stock for Merger transaction costs of $2.5 million	—	—	250,000	—	—	—	—	—
Issuance of common stock for acquisition of business	—	—	624,880	—	1,949	—	—	1,949
Exercise of Class A common stock warrants	—	—	88	—	1	—	—	1
Issuance of common stock upon vesting of RSUs, net of tax withholdings	—	—	725,740	1	(1,959)	—	—	(1,958)
Exercise of vested stock options	—	—	294,374	—	178	—	—	178
Vesting of early exercised stock options, net of cancelations	—	—	(2,643)	—	48	—	—	48
Stock-based compensation	—	—	—	—	9,491	—	—	9,491
Other comprehensive income	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(9,153)	(9,153)
Balance as of June 30, 2021	—	$—	193,243,842	$19	$524,924	$(40)	$(231,849)	$293,054
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(35,931)	$(60,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,562	899
Stock-based compensation	19,488	43,390
Change in fair value of liabilities	(562)	(5,282)
Warrant expense in connection with Merger	—	154
Amortization of debt issuance costs	—	144
Net amortization on securities	863	560
Benefit for deferred taxes	(258)	—
Non-cash operating lease cost	755	756
Non-cash other	58	399
Changes in operating assets and liabilities:
Inventory	(6,115)	(3,047)
Prepaid expenses and other current assets	(6,762)	(4,635)
Other long-term assets	(27)	(58)
Accounts payable	7,453	7,353
Accrued liabilities	150	5,583
Deferred revenue	(851)	(253)
Operating lease liabilities	(772)	(753)
Earn-out payable	(6,848)	—
Net cash used in operating activities	(25,797)	(15,347)
Investing activities
Purchases of investments	(89,146)	(187,521)
Maturities of investments	101,259	48,421
Proceeds from sales of investments	22,291	1,215
Investment in website and mobile application development and internal-use software	(2,397)	(1,833)
Purchases of property, equipment, and intangible assets	(276)	(122)
Deferred consideration paid for acquisitions	(459)	—
Acquisition of business, net of cash acquired	—	(748)
Net cash provided by (used in) investing activities	31,272	(140,588)
Financing activities
Pre-closing stock repurchase	—	(22,027)
Proceeds from issuance of common stock upon Merger	—	197,686
Proceeds from PIPE	—	75,000
Payments for transaction costs related to securities issuances	—	(12,851)
Proceeds from repayment of promissory notes associated with vested and unvested shares	—	1,193
Proceeds from exercise of Class A common stock warrants	—	808
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	1,470	254
Payments for taxes related to net share settlement of equity awards	(1,183)	(4,458)
Payments for earn-out consideration for acquisitions	(23,014)	—
Proceeds from employee stock purchase plan	553	—
Net cash (used in) provided by financing activities	(22,174)	235,605
Foreign currency effect on cash and cash equivalents	(52)	(19)
(Decrease) increase in cash, cash equivalents, and restricted cash	(16,751)	79,651
Cash, cash equivalents, and restricted cash at beginning of period	72,640	28,350
Cash, cash equivalents, and restricted cash at end of period	$55,889	$108,001
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$55,033	$107,145
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$55,889	$108,001
Supplemental disclosures of cash flow information
Cash paid for taxes	$528	$227
Non-cash investing and financing activities
Recapitalization from redeemable convertible preferred stock pre-closing stock repurchase	$—	$125
Conversion of redeemable convertible preferred stock to common stock	—	249,837
Assumption of Merger warrants liability	—	51,814
Exercise of Private Placement Warrants and Public Warrants	—	20,872
Conversion of Series D preferred stock warrants to Class A common warrants	—	1,160
Vesting of early exercised stock options	76	106
Common stock issued, contingent consideration, and payables for acquisition of business	—	4,064

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware and formerly known as Oaktree Acquisition Corp. (“OAC”), is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to make health and wellness solutions accessible, affordable, and convenient for everyone. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

The Company offers a range of health and wellness products and services available for purchase directly by customers on the Company’s websites and mobile applications. Additionally, Hims & Hers products can be found in tens of thousands of top retail locations in the United States.

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

The condensed consolidated financial statements as of June 30, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited consolidated financial statements”).

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates used in the capitalization of website and mobile application development and internal-use software costs. Management believes that the estimates and judgments upon which it relies are reasonable based upon information available to it at the time that these estimates and judgments were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $110.9 million was acquired during the second and third quarters of 2021 and no goodwill impairment was recorded for the three and six months ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of June 30, 2022 and December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups (defined below). Additionally, the Company offers a range of health and wellness products through wholesale partners.

Revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Online Revenue	$107,462	$58,146	$201,564	$108,826
Wholesale Revenue	6,101	2,546	13,313	4,180
Total revenue	$113,563	$60,692	$214,877	$113,006

For Online Revenue, the Company defines its customer as an individual who purchases products or services through its websites or mobile applications. For Wholesale Revenue, the Company defines its customer as a wholesale partner. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and six months ended June 30, 2022 and 2021, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 9 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, at its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment services solely to the Company’s customers. The Partner Pharmacies and the Affiliated Pharmacies fill prescriptions that are ordered by the Company’s customers for fulfillment through the Company’s websites and mobile applications. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy or Affiliated Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies and Affiliated Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, at its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

3. Investments

Short-term investments as of June 30, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$121,675	$(248)	$121,427
Government bonds	4,985	(30)	4,955
Asset-backed bonds	13,612	(50)	13,562
Total short-term investments	$140,272	$(328)	$139,944

Short-term investments as of December 31, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$146,032	$(30)	$146,002
Asset-backed bonds	29,507	(19)	29,488
Total short-term investments	$175,539	$(49)	$175,490

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$14,435	$10,428
Raw materials	5,238	3,130
Total inventory	$19,673	$13,558

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Wholesale trade receivables	$4,936	$3,577
Prepaid expenses	10,099	4,606
Other current assets	800	890
Total prepaid expenses and other current assets	$15,835	$9,073

6. Intangible Assets

Intangible assets as of June 30, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(2,579)	$21,591	8.7
Other	3,846	(1,631)	2,215	2.0
Intangible assets, net	$28,016	$(4,210)	$23,806	8.1

Intangible assets as of December 31, 2021 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(1,298)	$22,872	9.2
Other	3,846	(828)	3,018	2.4
Intangible assets, net	$28,016	$(2,126)	$25,890	8.4

Amortization expense for intangible assets was $1.1 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $2.1 million and less than $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to June 30, 2022 is as follows (in thousands):

The remainder of 2022	$2,082
2023	3,542
2024	2,801
2025	2,672
2026	2,455
2027 and thereafter	10,254
$23,806

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Marketing	$5,792	$3,158
Payroll	2,950	3,363
Professional services	882	734
Product and shipping	739	2,635
Tax	673	954
Other accruals	773	1,350
Total accrued liabilities	$11,809	$12,194

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

In January 2022, the Company entered into a 62-month non-cancelable lease for 24,465 square feet of warehouse, distribution, and pharmacy space in Gilbert, Arizona. The stated lease term began on May 1, 2022. Total minimum lease payments are $1.5 million, net of rent abatement for an initial two-month period and with annual escalation of 3.0%. The Company has the option to extend the lease term for a period of five years. The Company had not been given access to the facility as of June 30, 2022, and as a result there are no new lease liabilities during the six-month period then ended.

For each of the three months ended June 30, 2022 and 2021, the Company recorded operating lease costs of $0.5 million, including variable operating lease costs of $0.1 million. For each of the six months ended June 30, 2022 and 2021, the Company recorded operating lease costs of $0.9 million, including variable operating lease costs of $0.1 million.

For each of the six months ended June 30, 2022 and 2021, operating cash flows used for operating leases were $0.8 million. As of June 30, 2022, the weighted average remaining lease term and weighted average discount rate was 3.2 years and 4.0%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to June 30, 2022 are as follows (in thousands):

The remainder of 2022	$788
2023	1,598
2024	1,638
2025	1,114
Gross lease payments	5,138
Less: imputed interest	(324)
Present value of net future minimum lease payments	$4,814

As of June 30, 2022, the present value of net future minimum lease payments of $4.8 million is recorded as operating lease liabilities: (i) $1.4 million within current liabilities; and (ii) $3.4 million within long-term liabilities on the condensed consolidated balance sheet.

9. Variable Interest Entities

The variable interest entities (“VIEs”) are: (i) the Affiliated Medical Groups; and (ii) the Affiliated Pharmacies. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s condensed consolidated financial statements.

As of June 30, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included current and total assets of $5.1 million and $2.2 million, respectively, for the VIEs. As of June 30, 2022 and December 31, 2021, current and total liabilities were $3.2 million and $3.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

The results of operations and cash flows of the VIEs are included in the Company’s condensed consolidated financial statements. For the three months ended June 30, 2022 and 2021, the VIEs charged the Company $15.0 million and $4.2 million, respectively, for services rendered. For the six months ended June 30, 2022 and 2021, the VIEs charged the Company $27.2 million and $7.6 million, respectively, for services rendered. For the three months ended June 30, 2022 and 2021, operations of the VIEs generated net income and a net loss of $2.5 million and $1.1 million, respectively, inclusive of administrative expenses. For the six months ended June 30, 2022 and 2021, operations of the VIEs generated net income and a net loss of $3.7 million and $2.9 million, respectively, inclusive of administrative expenses.

10. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$40,494	$—	$—	$40,494
Government bonds	—	6,858	—	6,858
Short-term investments:
Corporate bonds	—	121,427	—	121,427
Government bonds	—	4,955	—	4,955
Asset-backed bonds	—	13,562	—	13,562
Restricted cash:
Money market funds	856	—	—	856
Total assets	$41,350	$146,802	$—	$188,152
Liabilities
Earn-out liabilities	$—	$—	$1,510	$1,510
Total liabilities	$—	$—	$1,510	$1,510

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

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and earn-out payable approximated their carrying values as of June 30, 2022 and December 31, 2021, due to their short-term nature. All other financial instruments, except for earn-out liabilities, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the six months ended June 30, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of June 30, 2022 and December 31, 2021, the long-term earn-out liability, which is solely related to the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liabilities associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The fair value of the earn-out liabilities is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 12 – Stockholders’ Equity) and is recognized in other income and selling, general, and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2021	$1,999
Change in fair value due to revaluation and service-based vesting	(489)
Balance at June 30, 2022	$1,510

11. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of June 30, 2022, purchase obligations were $2.2 million, with $0.9 million payable in 2022, $1.2 million payable in 2023, and $0.1 million payable in 2024.

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

RSU Releases

During the three and six months ended June 30, 2022, the Company released 618,848 and 1,031,883 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 190,998 and 283,737 shares of Class A common stock were withheld for the payment of employee taxes. During the three and six months ended June 30, 2021, the Company released 1,137,152 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 411,412 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. Through June 30, 2022, 1,791,476 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Closing Date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2022, 10,239,599 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of June 30, 2022, there were 33,031,075 shares of Class A common stock reserved and 14,801,714 shares of Class A common stock available for grant under the 2020 Stock Plan; there were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), which became effective immediately prior to the Closing Date. The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041, the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. On January 1, 2022, 2,047,919 shares of Class A common stock were automatically added to the ESPP reserve. Therefore, as of June 30, 2022, 6,047,919 shares of Class A common stock have been reserved for issuance under the ESPP. During the three and six months ended June 30, 2022 the Company issued 185,103 shares of Class A common stock under the ESPP. No shares were issued under the ESPP during the three and six months ended June 30, 2021. As of June 30, 2022, there were 5,862,816 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of June 30, 2022, $0.2 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending November 2022.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of June 30, 2022, there was $2.5 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 1.79 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of June 30, 2022, there was $3.3 million of remaining compensation expense to be recognized over a period of 3.65 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions for the six months ended June 30, 2022:

Expected term (in years)	6.02
Expected volatility	47.8%
Risk-free interest rate	1.9%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,401	$4.01	7.73	$37,868
Granted	5,700	4.97
Exercised (including early exercised options vested during the period)	(1,172)	1.32
Forfeited and expired	(394)	6.33
Outstanding at June 30, 2022	14,535	4.55	8.36	18,347
Exercisable as of June 30, 2022	8,138	3.41	7.44	17,987

The weighted average grant date fair value of options (excluding the stock options granted to the CEO outlined above) granted for the six months ended June 30, 2022 was $2.36 per share, and the intrinsic value of vested options exercised was $4.3 million.

As of June 30, 2022, there was $26.0 million of unrecognized stock-based compensation related to unvested stock options, excluding the CEO stock options, which is expected to be recognized over a weighted average period of 3.01 years.

The options outstanding and exercisable as of June 30, 2022 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	1,882	5.71	1,882	5.71
1.55 – 1.75	1,480	6.94	1,409	6.94
2.43 – 3.11	3,061	8.00	2,946	7.93
5.01	5,583	9.66	378	9.66
8.13 – 9.41	1,598	8.63	1,207	8.47
12.21 – 15.17	931	8.79	316	8.73
	14,535		8,138

RSUs

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

RSU activity is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	3,982	11.55
Granted	6,405	4.26
Vested	(992)	10.27
Forfeited and expired	(277)	9.71
Unvested at June 30, 2022	9,118	$6.76

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO as part of the Merger that vest in accordance with the same market conditions as the CEO stock options granted on June 17, 2020, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of June 30, 2022. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs as part of the Merger in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products. None of the awards vested in the period. These grants are also included in the above activity.

As of June 30, 2022, there was unrecognized stock-based compensation related to unvested RSUs of $48.3 million, which is expected to be recognized over a weighted average period of 3.16 years.

Warrants

As of June 30, 2022, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $1.3 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 shares of Merger consideration, consisting of the holders’ allocation of earn-out consideration. As of June 30, 2022, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of June 30, 2022, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a pre-Merger debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and no aggregate intrinsic value. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants in connection with the Merger.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2022 and 2021. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $4.2 million will be recognized over a weighted average period of 2.88 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2022 and 2021. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $16.2 million will be recognized over a weighted average period of 2.00 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketing	$1,072	$772	$1,895	$2,618
Selling, general, and administrative	9,560	8,388	17,593	40,772
Total stock-based compensation expense	$10,632	$9,160	$19,488	$43,390

The Company capitalized $0.1 million and $0.3 million of stock-based compensation as internal-use software for the three months ended June 30, 2022 and 2021, respectively. The Company capitalized $0.3 million of stock-based compensation as internal-use software for each of the six months ended June 30, 2022 and 2021, respectively.

13. Related-Party Transactions

Atomic Labs, LLC (“Atomic Labs”) is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. The Company utilized operational support from Atomic Labs, primarily consisting of providing office space, conducting back-office professional services, and administering operating expenses. Additionally, an affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the three months ended June 30, 2022 and 2021, the Company recorded a total of $0.9 million and $0.7 million, respectively, for payments made to an affiliated company of Atomic Labs for services performed and costs incurred on behalf of the Company. For the six months ended June 30, 2022 and 2021, the Company recorded a total of $1.8 million and $1.5 million, respectively, for payments made to an affiliated company of Atomic Labs for services performed and costs incurred on behalf of the Company.

In addition, for each of the three months ended June 30, 2022 and 2021, the Company recorded $0.2 million for payments made to Vouched, a related-party company that provides identity verification services. For the six months ended June 30, 2022 and 2021, the Company recorded $0.4 million and $0.3 million, respectively, for payments made to Vouched.

14. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and six months ended June 30, 2022 and 2021. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(18,871)	$(808)	$(8,753)	$(400)	$(34,451)	$(1,480)	$(57,927)	$(2,630)
Denominator:
Weighted average shares outstanding, basic and diluted	195,571,912	8,377,623	183,544,894	8,377,623	194,948,592	8,377,623	165,133,108	7,498,204
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.05)	$(0.05)	$(0.18)	$(0.18)	$(0.35)	$(0.35)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2022 and 2021, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	21,563,318	16,509,594	19,634,995	16,436,093
RSUs	8,536,838	4,172,557	6,960,657	3,731,643
Common stock issued subject to vesting	2,174,516	98,363	2,284,482	49,453
Warrants to purchase Class A common stock	561,058	8,145,046	561,058	7,940,334
Common stock issuable under the ESPP	421,916	—	209,154	—
Common stock issued for early exercise of stock options	80,038	235,093	91,715	289,055
Redeemable convertible preferred stock	—	—	—	9,796,875
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	—	—	1,763,115

15. Income Tax

The effective income tax rate was (0.1)% and (0.4)%, respectively, for the three months ended June 30, 2022 and 2021 and (0.3)% and (0.2)%, respectively, for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state taxes.

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

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc. and its subsidiaries and variable interest entities.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to make health and wellness solutions accessible, affordable, and convenient for everyone. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness. We are leading an industry transformation by becoming the digital front door to health and wellness for a broad spectrum of consumers.

We believe the future of healthcare will be led by trusted consumer first brands that empower people and give them more control over their health and wellness needs. We have endeavored to build a model that centers around the consumer, and provides them with tools and support to chart their own path to feeling their best. We connect technology and a seamless experience, with a brand that consumers recognize and trust. To further our mission, we offer a range of health and wellness products and services available for purchase directly by customers on our websites and mobile applications. Additionally, Hims & Hers products can be found in tens of thousands of top retail locations in the United States.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation.

“Online Revenue” represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”), primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites and mobile applications. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business. The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and six months ended June 30, 2022 and 2021, as well as key metrics that drive Online Revenue (i.e., Net Orders, AOV, and Subscriptions) and the dollar and percentage change between such periods (in thousands, except for AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Online Revenue	$107,462	$58,146	$49,316	85%	$201,564	$108,826	$92,738	85%
Wholesale Revenue	6,101	2,546	3,555	140%	13,313	4,180	9,133	218%
Total revenue	$113,563	$60,692	$52,871	87%	$214,877	$113,006	$101,871	90%

Net Orders	1,385	786	599	76%	2,592	1,473	1,119	76%
AOV	$78	$74	$4	5%	$78	$74	$4	5%

	As of June 30,
	2022	2021	Change	% Change
Subscriptions	817	453	364	80%

We generated $107.5 million in Online Revenue for the three months ended June 30, 2022, an increase of 85% as compared to $58.1 million for the three months ended June 30, 2021. Growth in Online Revenue for the three months ended June 30, 2022 was driven by growth in Subscriptions, AOV, and Net Orders, as well as the inclusion of the operations of YoDerm, Inc. (“Apostrophe”), which was acquired in July 2021, and a full three months of revenue for Honest Health Limited, which was acquired in June 2021 and is now Hims & Hers UK Limited (“HHL”). We generated $201.6 million in Online Revenue for the six months ended June 30, 2022, an increase of 85% as compared to $108.8 million for the six months ended June 30, 2021. Growth in Online Revenue for the six months ended June 30, 2022 was primarily driven by growth in Subscriptions, AOV, and Net Orders, as well as the inclusion of the operations of Apostrophe and a full six months of revenue for HHL.

We generated $6.1 million in Wholesale Revenue for the three months ended June 30, 2022, an increase of 140% as compared to $2.5 million for the three months ended June 30, 2021. We generated $13.3 million in Wholesale Revenue for the six months ended June 30, 2022, an increase of 218% as compared to $4.2 million for the six months ended June 30, 2021. These increases were primarily due to the addition of new retail partners in the fourth quarter of 2021 and the first half of 2022, which increased the overall volume of wholesale orders.

For the three months ended June 30, 2022, AOV was $78, an increase of 5% as compared to $74 for the three months ended June 30, 2021. For the six months ended June 30, 2022, AOV was $78, an increase of 5% as compared to $74 for the six months ended June 30, 2021. AOV growth for the three and six months ended June 30, 2022 was driven by higher price points from larger product bundles and multi-month Subscriptions.

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

Subscriptions grew 80% to approximately 817,000 as of June 30, 2022 as compared to approximately 453,000 Subscriptions as of June 30, 2021. Growth in Subscriptions was driven by increased marketing expenses, increased traffic to our platform (through the mobile applications and websites), increased customer conversion rates from improved onsite and customer onboarding experiences, and the addition of Subscriptions from the 2021 acquisitions of Apostrophe and HHL. As a result of growth in Subscriptions, we generated approximately 1.4 million Net Orders for the three months ended June 30, 2022, an increase of 76% as compared to approximately 0.8 million Net Orders for the three months ended June 30, 2021. We generated approximately 2.6 million Net Orders for the six months ended June 30, 2022, an increase of 76% as compared to approximately 1.5 million Net Orders for the six months ended June 30, 2021.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers.

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

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment and operating capabilities, including our Affiliated Pharmacies and warehousing facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. Additionally, we expect to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of products and services offered on our websites and mobile applications. This includes further investments in and development of mobile phone technology, including our mobile applications, in order to improve the customer experience on our platform. We also may continue exploring investments in the ability to accept insurance on our platform for certain products or services in the future. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into new categories

We expect to continue to expand into new categories with our offerings. Category expansion allows us to increase the number of customers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new categories has required and will require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. GAAP, we present Adjusted EBITDA (which is a non-GAAP financial measure), and Adjusted EBITDA margin (which is a non-GAAP ratio), each as defined below. We use Adjusted EBITDA and Adjusted EBITDA margin to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA and Adjusted EBITDA margin, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA and Adjusted EBITDA margin to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA and Adjusted EBITDA margin is helpful to our investors as they are used by management in assessing the health of our business and our operating performance.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures or ratios differently or may use other financial measures or ratios to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA or Adjusted EBITDA margin as tools for comparison. Reconciliations are provided below to the most directly comparable financial measures stated in accordance with U.S. GAAP. Investors are encouraged to review our U.S. GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which include professional services and consideration paid for employee equity with vesting requirements incurred directly as a result of acquisitions), provision for income taxes, interest income, change in fair value of liabilities, one-time Merger bonuses and warrant expense, and amortization of debt issuance costs. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$113,563	$60,692	$214,877	$113,006

Net loss	(19,679)	(9,153)	(35,931)	(60,557)
Stock-based compensation	10,632	9,160	19,488	43,390
Depreciation and amortization	1,821	505	3,562	899
Acquisition-related costs	150	2,872	266	2,872
Provision for income taxes	12	34	106	124
Change in fair value of liabilities	(121)	(7,963)	(562)	(5,282)
Interest income	(356)	(113)	(531)	(195)
Merger bonuses	—	—	—	5,219
Warrant expense in connection with Merger	—	—	—	154
Amortization of debt issuance costs	—	—	—	144
Adjusted EBITDA	$(7,541)	$(4,658)	$(13,602)	$(13,232)

Net loss as a % of revenue	(17)%	(15)%	(17)%	(54)%
Adjusted EBITDA margin	(7)%	(8)%	(6)%	(12)%

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. We compensate for these limitations by providing specific information regarding the U.S. GAAP items excluded from Adjusted EBITDA. When evaluating our performance, you should consider Adjusted EBITDA in addition to, and not as a substitute for, other financial performance measures, including our net loss and other U.S. GAAP results.

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

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. Foreign operations are immaterial to the consolidated financial statements. The condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities for which we are the primary beneficiary. The variable interest entities are: (i) the Affiliated Medical Groups; and (ii) the Affiliated Pharmacies. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our condensed consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises of online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups. Additionally, revenue is generated through wholesale arrangements.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses (“SG&A”) include the salaries, benefits, taxes, and stock-based compensation for personnel for our executive, engineering, finance, supply chain management, and other administrative functions. SG&A also includes general operating expenses for professional services, third-party software and hosting, facilities, warehousing and fulfillment, customer service, payment processing, depreciation and amortization, and acquisition-related expenses. We expect SG&A to increase for the foreseeable future as we increase headcount with the growth of our business. In addition, SG&A increases when we incur acquisition costs related to purchasing businesses. However, we anticipate SG&A will decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income

Other income primarily consists of the change in fair value of liabilities, as well as interest income from our cash and cash equivalents and investment accounts. Additionally, other income includes non-operating and one-time charges classified outside of operating expenses.

Provision for income taxes

The provision for income taxes is primarily due to state taxes and change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the three and six months ended June 30, 2022 and 2021

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022 and 2021, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenue	$113,563	$60,692	$52,871	87%	$214,877	$113,006	$101,871	90%
Cost of revenue	26,387	13,415	12,972	97%	52,945	25,482	27,463	108%
Gross profit	87,176	47,277	39,899	84%	161,932	87,524	74,408	85%
Operating expenses:(1)
Marketing	60,490	27,944	32,546	116%	108,583	54,902	53,681	98%
Selling, general, and administrative	46,876	36,740	10,136	28%	90,458	98,438	(7,980)	(8)%
Total operating expenses	107,366	64,684	42,682	66%	199,041	153,340	45,701	30%
Loss from operations	(20,190)	(17,407)	(2,783)	16%	(37,109)	(65,816)	28,707	(44)%
Other income:
Change in fair value of liabilities	121	7,963	(7,842)	(98)%	562	5,282	(4,720)	(89)%
Other income, net	402	325	77	24%	722	101	621	615%
Total other income, net	523	8,288	(7,765)	(94)%	1,284	5,383	(4,099)	(76)%
Loss before income taxes	(19,667)	(9,119)	(10,548)	116%	(35,825)	(60,433)	24,608	(41)%
Provision for income taxes	(12)	(34)	22	(65)%	(106)	(124)	18	(15)%
Net loss	$(19,679)	$(9,153)	$(10,526)	115%	$(35,931)	$(60,557)	$24,626	(41)%
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Marketing	$1,072	$772	$1,895	$2,618
Selling, general, and administrative	9,560	8,388	17,593	40,772
Total stock-based compensation expense	$10,632	$9,160	$19,488	$43,390

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	23%	22%	25%	23%
Gross profit	77%	78%	75%	77%
Operating expenses:
Marketing	53%	46%	51%	49%
Selling, general, and administrative	41%	61%	42%	87%
Total operating expenses	94%	107%	93%	136%
Loss from operations	(17)%	(29)%	(18)%	(59)%
Other income:
Change in fair value of liabilities	—%	13%	—%	5%
Other income, net	—%	1%	—%	—%
Total other income, net	—%	14%	—%	5%
Loss before income taxes	(17)%	(15)%	(18)%	(54)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(17)%	(15)%	(18)%	(54)%

Revenue

Revenue was $113.6 million for the three months ended June 30, 2022, compared to $60.7 million for the three months ended June 30, 2021, an increase of $52.9 million, or 87%. Revenue was $214.9 million for the six months ended June 30, 2022, compared to $113.0 million for the six months ended June 30, 2021, an increase of $101.9 million, or 90%. For a detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $26.4 million for the three months ended June 30, 2022, compared to $13.4 million for the three months ended June 30, 2021, an increase of $13.0 million, or 97%. This increase was due to increased costs associated with medical consultation services of 118%, increased product and packaging costs of 98%, and increased shipping costs of 69% compared to the three months ended June 30, 2021. Cost of revenue was $52.9 million for six months ended June 30, 2022, compared to $25.5 million for six months ended June 30, 2021, an increase of $27.5 million, or 108%. This increase was primarily due to increased product and packaging costs of approximately 126%, increased costs associated with medical consultation services of 95%, and increased shipping costs of 77% compared to the six months ended June 30, 2021. These increases were due to overall increased business activity and growth of Net Orders, as well as the inclusion of the operations of Apostrophe and a full period of the operations of HHL for both the three and six months ended June 30, 2022.

Gross profit was $87.2 million for the three months ended June 30, 2022, compared to $47.3 million for the three months ended June 30, 2021, an increase of $39.9 million, or 84%. Correspondingly, gross margin was 77% for the three months ended June 30, 2022, compared to 78% for the three months ended June 30, 2021. Gross profit was $161.9 million for the six months ended June 30, 2022, compared to $87.5 million for the six months ended June 30, 2021, an increase of $74.4 million, or 85%. Correspondingly, gross margin was 75% for the six months ended June 30, 2022, compared to 77% for the six months ended June 30, 2021. The decreases in gross margin for the three and six months ended June 30, 2022 were primarily a result of

Wholesale Revenue comprising a larger proportion of total revenue, as well as the inclusion of the operations of Apostrophe and a full period of the operations of HHL for both the three and six months ended June 30, 2022.

Marketing expenses

Marketing expenses were $60.5 million for the three months ended June 30, 2022, compared to $27.9 million for the three months ended June 30, 2021, an increase of $32.5 million, or 116%. The most significant component of marketing expenses is customer acquisition costs, which increased to $51.0 million in the three months ended June 30, 2022, compared to $22.1 million for the three months ended June 30, 2021, an increase of 131%. Marketing expenses were $108.6 million for the six months ended June 30, 2022, compared to $54.9 million for the six months ended June 30, 2021, an increase of $53.7 million, or 98%. Customer acquisition costs increased to $90.1 million in the six months ended June 30, 2022, compared to $42.4 million for the six months ended June 30, 2021, an increase of 113%. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, and television marketing, as we continue to identify opportunities to drive new customer growth, as well as the customer acquisition costs associated with the inclusion of the operations of Apostrophe and a full period of the operations of HHL for both the three and six months ended June 30, 2022.

Selling, general, and administrative expenses

SG&A expenses were $46.9 million for the three months ended June 30, 2022, compared to $36.7 million for the three months ended June 30, 2021, an increase of $10.1 million, or 28%. The increase in SG&A was primarily driven by employee compensation expense (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation), which was $14.9 million for the three months ended June 30, 2022, compared to $9.2 million for the three months ended June 30, 2021, an increase of $5.7 million. Furthermore, for the three months ended June 30, 2022, the increase in SG&A was also attributable to a $2.3 million increase in depreciation, amortization, and technology costs, a $1.7 million increase in professional services, a $1.5 million increase in order fulfillment, transaction processing, and selling costs, and a $1.2 million increase in stock-based compensation expense. The increase in SG&A was partially offset by $2.8 million in acquisition fees incurred for the purchase of businesses during the three months ended June 30, 2021.

SG&A expenses were $90.5 million for the six months ended June 30, 2022, compared to $98.4 million for the six months ended June 30, 2021, a decrease of $8.0 million, or 8%. The decrease in SG&A was primarily driven by a decrease in stock-based compensation expense to $17.6 million for the six months ended June 30, 2022, from $40.8 million for the six months ended June 30, 2021, a decrease of $23.2 million. The decrease in stock-based compensation was primarily due to the expenses incurred during the six months ended June 30, 2021 related to the earn-out consideration issued as part of the Merger (as defined in Note 1 – Organization to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units, which were both contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the six months ended June 30, 2021, we also incurred $5.1 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger.

Excluding stock-based compensation, employee compensation expense was $29.8 million for the six months ended June 30, 2022, compared to $17.0 million for the six months ended June 30, 2021, an increase of $12.8 million. Furthermore, for the six months ended June 30, 2022, the decrease in SG&A was partially offset by a $4.8 million increase in depreciation, amortization, and technology costs, a $2.7 million increase in order fulfillment, transaction processing, and selling costs, a $1.3 million increase in professional services costs, and a $0.7 million increase in insurance premiums. These increases were partially offset by $2.8 million of fees incurred for the purchase of businesses during the six months ended June 30, 2021.

Other income

Other income was $0.5 million for the three months ended June 30, 2022, compared to $8.3 million for the three months ended June 30, 2021, a decrease of $7.8 million. The decrease was driven primarily by a gain from the change in fair value of liabilities for the three months ended June 30, 2022 of $0.1 million related to earn-out liabilities, compared to a gain from the change in fair value of liabilities for the three months ended June 30, 2021 of $8.0 million related to warrant liabilities. Other income was $1.3 million for the six months ended June 30, 2022, compared to $5.4 million for the six months ended June 30, 2021, a decrease of $4.1 million. The decrease was driven primarily by a gain from the change in fair value of liabilities for the six months ended June 30, 2022 of $0.6 million related to earn-out liabilities, compared to a gain from the change in fair value of liabilities for the six months ended June 30, 2021 of $5.3 million related to warrant liabilities.

Provision for income taxes

Provision for income taxes was less than $0.1 million for each of the three months ended June 30, 2022 and 2021. Provision for income taxes was $0.1 million for each of the six months ended June 30, 2022 and 2021.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity are cash and cash equivalents in the amount of $55.0 million, which are primarily invested in money market funds, and investments in the amount of $139.9 million, which are primarily invested in corporate, government, and asset-backed bonds.

During the six months ended June 30, 2022, we made payments for the Apostrophe acquisition earn-out payable totaling $29.9 million, such payment amounts determined in fiscal year 2021 in accordance with the terms of the related acquisition agreement. The remaining portion of the Apostrophe earn-out payable of $13.0 million will be paid in the fourth quarter of 2022, also based on the terms of the related acquisition agreement. The Apostrophe earn-out payment of $29.9 million is recorded: (i) $6.9 million within operating activities; and (ii) $23.0 million within financing activities on the condensed consolidated statements of cash flows.

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the timing and extent of spend to support the expansion of sales, marketing and development activities, and the impact of the COVID-19 pandemic. We completed two acquisitions in 2021 and expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(25,797)	$(15,347)
Net cash provided by (used in) investing activities	31,272	(140,588)
Net cash (used in) provided by financing activities	(22,174)	235,605

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $25.8 million for the six months ended June 30, 2022. The most significant component of our cash used was a net loss of $35.9 million. This included non-cash expense related to stock-based compensation of $19.5 million, depreciation and amortization of $3.6 million, net amortization on securities of $0.9 million, and non-cash operating lease cost of $0.8 million. Non-cash expense was partially offset by non-cash income of $0.6 million related to the change in fair value of liabilities. In addition, a net cash outflow totaling $13.8 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease in earn-out payable of $6.9 million, an increase in prepaid expenses and other current assets of $6.8 million, an increase in inventory of $6.1 million, a decrease in deferred revenue of $0.9 million, and a decrease in operating lease liabilities of $0.8 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $7.6 million.

Net cash used in operating activities was $15.3 million for the six months ended June 30, 2021. The most significant component of our cash used was a net loss of $60.6 million. This included non-cash expense related to stock-based compensation of $43.4 million, depreciation and amortization of $0.9 million, non-cash operating lease cost of $0.8 million, and net amortization on securities of $0.6 million. Non-cash expense was partially offset by non-cash income of $5.3 million related to the change in fair value of liabilities. In addition, a net cash inflow totaling $4.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $12.9 million. This inflow was partially offset by an increase in prepaid expenses and other current assets of $4.6 million, an increase in inventory of $3.0 million, and a decrease in operating lease liabilities of $0.8 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as acquisitions, investment in website and mobile application development and internal-use software, and purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2022 was $31.3 million, which was primarily due to net investment cash inflows of $34.4 million. This cash inflow was partially offset by investments of $2.4 million in website development and internal-use software, including investment in our mobile technology.

Net cash used in investing activities for the six months ended June 30, 2021 was $140.6 million, which was primarily due to net investment cash outflows of $137.9 million, investment in website and mobile application development and internal-use software of $1.8 million, and acquisition of business, net of cash acquired of $0.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $22.2 million, which was primarily due to the payments for earn-out consideration for acquisitions of $23.0 million and payments for taxes related to net share settlement of equity awards of $1.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $1.5 million.

Net cash provided by financing activities for the six months ended June 30, 2021 was $235.6 million, which was primarily due to the proceeds from the issuance of Class A common stock as a result of the Merger of $197.7 million, proceeds from the PIPE Investment of $75.0 million, proceeds received from employee repayment of promissory notes of $1.2 million, and proceeds from the exercise of warrants and stock options of $1.1 million. This cash inflow was partially offset by payments related to pre-closing stock repurchase of $22.0 million, Merger transaction costs of $12.9 million, and payments for taxes related to net share settlement of equity awards of $4.5 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out payables and earn-out liabilities related to acquisitions, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of June 30, 2022 were $21.8 million, of which $16.4 million was payable within 12 months.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates used in the capitalization of website and mobile application development and internal-use software costs. Management believes that the estimates and judgments upon which it relies are reasonable based upon information available at the time that these estimates and judgments were made. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

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

We had cash and cash equivalents and short-term investments totaling $195.0 million and $247.3 million, respectively, as of June 30, 2022 and December 31, 2021, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds, government bonds, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the six months ended June 30, 2022 and 2021 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and healthcare providers (sometimes referred to herein as “providers”) to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by providers through our platform, operating licensed pharmacies and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of healthcare providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with healthcare providers, and certain prescription medications that may be prescribed by the providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to privacy or healthcare laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers a technology driven platform to access to telehealth consultations with providers and certain prescription medications that may be prescribed by the providers in connection with the telehealth consultations. We also rely on selling our non-prescription products through wholesale partnerships. Unless we are able to attract new customers, retain existing customers, and maintain our wholesale partnerships, our business, financial condition, and results of operations may be harmed.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, providers, strategic partners, Affiliated Pharmacies and Partner Pharmacies, and to our ability to attract new customers, providers, strategic partners, Affiliated Pharmacies and Partner Pharmacies. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, providers, and partners. (See “– Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, providers, and partners, which could harm our business, financial condition, and results of operations.

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
•the ability of our Affiliated Pharmacies to meet inventory and product fulfillment expectations; and
•negative reviews of providers treating our customers.

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

The market for our model is new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to providers, as well as our existing and potential customers. If providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth could limit market acceptance of our business model and services.

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

Competitive platforms or other technological breakthroughs for the monitoring, management, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

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

We operate in highly competitive markets and face competition from large, well-established healthcare providers, traditional retailers, pharmaceutical providers, and technology companies with significant resources, and, as a result, we may not be able to compete effectively.

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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

We have recently experienced a period of rapid growth in our operations and headcount. The historical revenue of Hims & Hers grew from $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020, to $271.9 million for the year ended December 31, 2021. Our number of full-time employees has increased significantly over the last few years, from 123 employees as of December 31, 2019 to 398 employees as of December 31, 2021. We have also established operations in the U.K., launched affiliated pharmacies dedicated to our operations, completed acquisitions of HHL and Apostrophe, and significantly increased the size of our customer base.

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

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the providers they engage on our platform, our Partner Pharmacies, our Affiliated Pharmacies, and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the providers, our Affiliated Pharmacies, our Partner Pharmacies, or to us in the future at acceptable costs or at all.

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

A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our platform or seek to lower their costs by exploring alternative providers or our competitors. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general health and wellness spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

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

If we are unable to deliver a rewarding experience on mobile devices, whether through our mobile website or our mobile applications, we may be unable to attract and retain customers.

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. We maintain a mobile website and in January 2022, we announced the full launch of our first mobile application on the App Store. Developing and supporting mobile websites and a mobile applications across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired and customers we meet through our mobile websites or mobile applications may not choose to use our offerings at the same rate as customers we meet through our websites.

As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile websites or mobile applications for them. Developing or supporting our mobile website or mobile applications for new devices and their operating systems may require substantial time and resources. The success of our mobile websites and mobile applications could also be harmed by factors outside of our control, such as:
•increased costs to develop, distribute, or maintain our mobile websites or mobile applications;
•changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and
•changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile websites or mobile applications, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors’ websites or mobile applications.

If our customers experience difficulty accessing or using, or if they elect not to use, our mobile websites or mobile applications, our business and results of operations may be adversely affected.

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

We depend on the Affiliated Medical Groups and their providers to deliver quality healthcare consultations and services through our platform, and the Affiliated Pharmacies to provide efficient fulfillment and distribution of prescription medication. Any interruption in the availability of a sufficient number of providers or supply from our Partner Pharmacies or Affiliated Pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated

Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our Affiliated Pharmacies or Partner Pharmacies, or are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies or Affiliated Pharmacies, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Affiliated Pharmacy or Partner Pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

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

XeCare, one of our Affiliated Pharmacies that is dedicated to our operations, launched in Ohio during the fiscal quarter ended March 31, 2021, and is in the process of obtaining licensure in additional geographies. We also acquired Apostrophe in July 2021, which has an affiliated pharmacy dedicated to its operations (Apostrophe Pharmacy). While the Affiliated Pharmacies operate exclusively in support of the Company, similar to the Affiliated Medical Groups, the Company does not directly own the Affiliated Pharmacies due to state-based regulatory considerations. Many states require advance notice and approval by the state’s board of pharmacy with respect to changes in ownership. These requirements could result in delays to an Affiliated Pharmacy obtaining licensure in a given jurisdiction or disruptions to our business in the event of a change of control with respect to an Affiliated Pharmacy, which could adversely affect our revenue or results of operations.

The operation of our Affiliated Pharmacies also subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities or any failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of our services. The healthcare industry in general is also subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from the ability to participate in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business and our financial condition.

Our ability to offer access to our products and services internationally is subject to the applicable laws governing the sale of such products and services, including remote care and the practice of medicine in the applicable jurisdiction. Each country’s interpretation and enforcement of these laws is evolving and could vary significantly. We cannot provide assurance that we have accurately interpreted each such law and regulation. Moreover, these laws and regulations may change significantly as this manner of providing products and services evolves. New or revised laws and regulations (or interpretations thereof) could have a material adverse effect on our business, financial condition, and results of operations.

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

Our mission is to make health and wellness solutions accessible, affordable, and convenient for everyone. It is reasonably possible that our business operations and results of operations could be materially adversely affected by public policy changes at the federal, state, or local level, which include mandatory or enhanced healthcare coverage. Such changes may present us with new marketing and other challenges, which may, for example, cause use of our products and services to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, financial condition, and results of operations may be materially adversely affected.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—we may start accepting reimbursement from insurance providers or other third parties in the future, and our business model could be impacted by healthcare reform whether or not we begin taking reimbursement or payments from third parties other than customers. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

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

We collect and transmit healthcare-related information to and from our customers, providers, Affiliated Pharmacies and Partner Pharmacies in connection with the telehealth consultations conducted by the providers and prescription medication fulfillment by our Affiliated Pharmacies and our Partner Pharmacies. If the data that we provide to our customers, providers, Affiliated Pharmacies or Partner Pharmacies is incorrect or incomplete or if we make mistakes in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

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

Our intellectual property includes the content of our websites, our software code, our electronic medical record system, our mobile applications, our unregistered copyrights, and our trademarks. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, disclosure of trade secrets, and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

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

From time to time, we are subject to legal proceedings in the ordinary course of business, which can include intellectual property disputes, any of which may be costly to defend and could materially harm our business and results of operations.

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor, and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, including litigation, regulatory inquiries, investigations and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of legal proceedings, including litigation, regulatory inquiries, investigations and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory, and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements. These matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, and results of operations.

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

We have incurred net losses on an annual basis since inception. We incurred net losses of $72.1 million, $18.1 million, and $107.7 million in the years ended December 31, 2019, 2020, and 2021, respectively. We had an accumulated deficit of $279.0 million as of December 31, 2021. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our provider network, growing the capabilities of our affiliated pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2019, 2020, and 2021. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, and estimates used in the capitalization of website and mobile application development and internal-use software costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

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
August 8, 2022

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)