Form 10-Q
period 2022-09-30
Hims & Hers Health, Inc.
filed 2022-11-07
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
Yes ☐ No ☒

As of November 4, 2022, 199,361,069 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies, the success of our business model, our ability to scale our business, the growth of certain of our categories and the impact of our acquisitions, our ability to expand the scope of our offerings and experiences, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,964	$71,784
Short-term investments	140,427	175,490
Inventory	22,347	13,558
Prepaid expenses and other current assets	12,717	9,073
Total current assets	233,455	269,905
Restricted cash	856	856
Goodwill	110,881	110,881
Intangibles, net	22,090	25,890
Operating lease right-of-use assets	5,318	5,111
Other long-term assets	10,227	7,942
Total assets	$382,827	$420,585
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,972	$19,640
Accrued liabilities	17,145	12,194
Deferred revenue	2,124	3,188
Earn-out payable	12,972	42,834
Operating lease liabilities	1,605	1,365
Total current liabilities	66,818	79,221
Operating lease liabilities	4,075	4,117
Earn-out liabilities	739	1,999
Other long-term liabilities	249	629
Total liabilities	71,881	85,966
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 199,309,580 and 196,414,363 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of September 30, 2022 and December 31, 2021	21	20
Additional paid-in capital	645,109	613,687
Accumulated other comprehensive loss	(462)	(137)
Accumulated deficit	(333,722)	(278,951)
Total stockholders' equity	310,946	334,619
Total liabilities and stockholders' equity	$382,827	$420,585
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$144,836	$74,173	$359,713	$187,179
Cost of revenue	30,383	19,301	83,328	44,783
Gross profit	114,453	54,872	276,385	142,396
Operating expenses:
Marketing	78,462	38,293	187,045	93,195
Operations and support	21,751	12,808	54,882	33,748
Technology and development	7,977	6,242	20,926	16,807
General and administrative	26,246	25,190	70,624	92,123
Total operating expenses	134,436	82,533	333,477	235,873
Loss from operations	(19,983)	(27,661)	(57,092)	(93,477)
Other income:
Change in fair value of liabilities	450	8,328	1,012	13,610
Other income, net	677	219	1,399	320
Total other income, net	1,127	8,547	2,411	13,930
Loss before income taxes	(18,856)	(19,114)	(54,681)	(79,547)
Benefit (provision) for income taxes	16	3,173	(90)	3,049
Net loss	(18,840)	(15,941)	(54,771)	(76,498)
Other comprehensive income (loss)	6	(12)	(325)	(41)
Total comprehensive loss	$(18,834)	$(15,953)	$(55,096)	$(76,539)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.08)	$(0.27)	$(0.42)
Weighted average shares outstanding:
Basic and diluted	205,232,967	200,038,761	203,968,783	181,867,522
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	320,296	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(404)	—	—	(404)
Exercise of vested stock options	768,727	1	890	—	—	891
Vesting of early exercised stock options	—	—	38	—	—	38
Stock-based compensation	—	—	9,009	—	—	9,009
Other comprehensive loss	—	—	—	(186)	—	(186)
Net loss	—	—	—	—	(16,252)	(16,252)
Balance as of March 31, 2022	205,881,009	21	623,220	(323)	(295,203)	327,715
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	427,850	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(779)	—	—	(779)
Exercise of vested stock options	356,265	—	579	—	—	579
Vesting of early exercised stock options	—	—	38	—	—	38
Issuance of common stock under employee stock purchase plan	185,103	—	553	—	—	553
Stock-based compensation	—	—	10,777	—	—	10,777
Other comprehensive loss	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(19,679)	(19,679)
Balance as of June 30, 2022	206,850,227	21	634,388	(468)	(314,882)	319,059
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	407,448	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(1,181)	—	—	(1,181)
Exercise of vested stock options	429,528	—	687	—	—	687
Vesting of early exercised stock options	—	—	37	—	—	37
Stock-based compensation	—	—	11,178	—	—	11,178
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(18,840)	(18,840)
Balance as of September 30, 2022	207,687,203	$21	$645,109	$(462)	$(333,722)	$310,946

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,328,118	$249,962	52,967,106	$5	$24,424	$(11)	$(171,292)	$(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of redeemable convertible preferred stock to common stock	(93,121,607)	(249,837)	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	1,867,292	—	21,678	—	—	21,678
Issuance of common stock upon Merger, net of transaction costs of $16.2 million	—	—	23,892,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	7,500,000	1	74,999	—	—	75,000
Issuance of earn-out shares to common stockholders	—	—	14,153,520	1	—	—	—	1
Exercise of vested stock options	—	—	37,887	—	80	—	—	80
Vesting of early exercised stock options	—	—	—	—	54	—	—	54
Warrant expense in connection with Merger	—	—	—	—	154	—	—	154
Stock-based compensation	—	—	—	—	34,230	—	—	34,230
Other comprehensive loss	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	(51,404)	(51,404)
Balance as of March 31, 2021	—	—	191,351,403	18	515,216	(72)	(222,696)	292,466
Issuance of common stock for Merger transaction costs of $2.5 million	—	—	250,000	—	—	—	—	—
Issuance of common stock for acquisition of business	—	—	624,880	—	1,949	—	—	1,949
Exercise of Class A common stock warrants	—	—	88	—	1	—	—	1
Issuance of common stock upon vesting of RSUs, net of tax withholdings	—	—	725,740	1	(1,959)	—	—	(1,958)
Exercise of vested stock options	—	—	294,374	—	178	—	—	178
Vesting of early exercised stock options, net of cancelations	—	—	(2,643)	—	48	—	—	48
Stock-based compensation	—	—	—	—	9,491	—	—	9,491
Other comprehensive income	—	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	—	(9,153)	(9,153)
Balance as of June 30, 2021	—	—	193,243,842	19	524,924	(40)	(231,849)	293,054
Issuance of common stock for acquisition of business	—	—	8,074,935	1	50,664	—	—	50,665
Issuance of common stock upon Class A common stock warrant redemption	—	—	1,958,615	—	16,967	—	—	16,967
Issuance of common stock upon vesting of RSUs, net of tax withholdings	—	—	159,247	—	(651)	—	—	(651)
Exercise of vested stock options	—	—	380,779	—	313	—	—	313
Vesting of early exercised stock options, net of cancelations	—	—	(169)	—	41	—	—	41
Stock-based compensation	—	—	—	—	10,717	—	—	10,717
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(15,941)	(15,941)
Balance as of September 30, 2021	—	$—	203,817,249	$20	$602,975	$(52)	$(247,790)	$355,153
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(54,771)	$(76,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,464	2,445
Stock-based compensation	30,467	55,259
Change in fair value of liabilities	(1,012)	(13,610)
Warrant expense in connection with Merger	—	154
Amortization of debt issuance costs	—	144
Net amortization on securities	986	1,732
Benefit for deferred taxes	(380)	(3,178)
Impairment of long-lived assets	1,127	—
Non-cash operating lease cost	1,156	1,133
Non-cash other	(198)	871
Changes in operating assets and liabilities:
Inventory	(8,789)	(6,928)
Prepaid expenses and other current assets	(3,644)	2,635
Other long-term assets	7	(58)
Accounts payable	13,332	6,306
Accrued liabilities	5,520	(794)
Deferred revenue	(1,064)	217
Operating lease liabilities	(1,165)	(1,137)
Earn-out payable	(6,848)	—
Net cash used in operating activities	(19,812)	(31,307)
Investing activities
Purchases of investments	(136,816)	(219,361)
Maturities of investments	134,759	99,375
Proceeds from sales of investments	35,846	3,465
Investment in website and mobile application development and internal-use software	(3,320)	(3,242)
Purchases of property, equipment, and intangible assets	(1,314)	(279)
Deferred consideration paid for acquisitions	(459)	—
Acquisition of businesses, net of cash acquired	—	(46,468)
Net cash provided by (used in) investing activities	28,696	(166,510)
Financing activities
Pre-closing stock repurchase	—	(22,027)
Proceeds from issuance of common stock upon Merger	—	197,686
Proceeds from PIPE	—	75,000
Payments for transaction costs related to securities issuances	—	(12,851)
Proceeds from repayment of promissory notes associated with vested and unvested shares	—	1,193
Proceeds from exercise of Class A common stock warrants	—	787
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	2,157	567
Payments for taxes related to net share settlement of equity awards	(2,364)	(5,234)
Payments for earn-out consideration for acquisitions	(23,014)	—
Proceeds from employee stock purchase plan	553	—
Net cash (used in) provided by financing activities	(22,668)	235,121
Foreign currency effect on cash and cash equivalents	(36)	(26)
(Decrease) increase in cash, cash equivalents, and restricted cash	(13,820)	37,278
Cash, cash equivalents, and restricted cash at beginning of period	72,640	28,350
Cash, cash equivalents, and restricted cash at end of period	$58,820	$65,628
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$57,964	$64,772
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$58,820	$65,628
Supplemental disclosures of cash flow information
Cash paid for taxes	$588	$279
Non-cash investing and financing activities
Recapitalization from redeemable convertible preferred stock pre-closing stock repurchase	$—	$125
Conversion of redeemable convertible preferred stock to common stock	—	249,837
Assumption of Merger warrants liability	—	51,814
Redemption/exercise of Class A common stock warrants	—	37,834
Conversion of Series D preferred stock warrants to Class A common warrants	—	1,160
Right-of-use asset obtained in exchange for lease liability	1,206	6,756
Vesting of early exercised stock options	113	147
Common stock issued, contingent consideration, and payables for acquisition of businesses	—	99,958

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

The condensed consolidated financial statements as of September 30, 2022 are unaudited. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021 (the “audited consolidated financial statements”).

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

Reclassifications

Beginning with the quarter ended September 30, 2022, the Company voluntarily reclassified certain operating expenses within the condensed consolidated statements of operations and comprehensive loss. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on the Company’s previously reported financial position or results of operations.

These classification changes are related to breaking out the Company’s previous selling, general, and administrative caption into three new captions entitled: (i) operations and support, (ii) technology and development, and (iii) general and administrative. The operations and support caption includes costs related to the Company’s supply chain, fulfillment and customer support functions. The technology and development caption includes costs related to the operation and enhancement of the Company’s digital platform and product development. The general and administrative caption includes costs relating to the Company’s corporate functions, including personnel costs, professional services, insurance, depreciation and amortization relating to corporate operating activities, and other general corporate costs.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $110.9 million was acquired during the second and third quarters of 2021 and no goodwill impairment was recorded for the three and nine months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, website and mobile application development and internal-use software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2021, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. The Company recognized $1.1 million of impairment charges on long-lived assets during the three and nine months ended September 30, 2022 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. No impairment of long-lived assets was recorded for the three and nine months ended September 30, 2021.

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

Revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Online Revenue	$139,781	$72,032	$341,345	$180,858
Wholesale Revenue	5,055	2,141	18,368	6,321
Total revenue	$144,836	$74,173	$359,713	$187,179

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and nine months ended September 30, 2022 and 2021, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 9 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to the Company’s customers. The Partner Pharmacies and the Affiliated Pharmacies fill prescriptions that are ordered by the Company’s customers for fulfillment through the Company’s websites and mobile applications. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy or Affiliated Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies and Affiliated Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

3. Investments

Short-term investments as of September 30, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$120,994	$(293)	$120,701
Government bonds	19,770	(44)	19,726
Total short-term investments	$140,764	$(337)	$140,427

Short-term investments as of December 31, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$146,032	$(30)	$146,002
Asset-backed bonds	29,507	(19)	29,488
Total short-term investments	$175,539	$(49)	$175,490

4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$16,644	$10,428
Raw materials	5,703	3,130
Total inventory	$22,347	$13,558

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Wholesale trade receivables	$3,809	$3,577
Prepaid expenses	6,969	4,606
Other current assets	1,939	890
Total prepaid expenses and other current assets	$12,717	$9,073

6. Intangible Assets

Intangible assets as of September 30, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(3,909)	$20,261	8.7
Other	3,861	(2,032)	1,829	1.9
Intangible assets, net	$28,031	$(5,941)	$22,090	8.1

Intangible assets as of December 31, 2021 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(1,298)	$22,872	9.2
Other	3,846	(828)	3,018	2.4
Intangible assets, net	$28,016	$(2,126)	$25,890	8.4

Amortization expense for intangible assets was $1.0 million for each of the three months ended September 30, 2022 and 2021. Amortization expense for intangible assets was $3.1 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Impairment expense for intangible assets was $0.7 million for each of the three and nine months ended September 30, 2022. There was no impairment expense for the three and nine months ended September 30, 2021.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to September 30, 2022 is as follows (in thousands):

The remainder of 2022	$995
2023	3,362
2024	2,618
2025	2,484
2026	2,377
2027 and thereafter	10,254
$22,090

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Marketing	$8,958	$3,158
Payroll	4,178	3,363
Tax	798	954
Professional services	656	734
Product and shipping	443	2,635
Other accruals	2,112	1,350
Total accrued liabilities	$17,145	$12,194

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

In January 2022, the Company entered into a 62-month non-cancelable lease for 24,465 square feet of warehouse, distribution, and pharmacy space in Gilbert, Arizona. The lease commenced on September 1, 2022. Total minimum lease payments are $1.5 million, net of rent abatement for an initial two-month period and with annual escalation of 3.0%. The Company has the option to extend the lease term for a period of five years.

For the three months ended September 30, 2022 and 2021, the Company recorded operating lease costs of $0.5 million and $0.4 million, respectively, including variable operating lease costs of $0.1 million for each period. For each of the nine months ended September 30, 2022 and 2021, the Company recorded operating lease costs of $1.4 million, including variable operating lease costs of $0.2 million.

For the nine months ended September 30, 2022 and 2021, operating cash flows used for operating leases were $1.2 million and $1.1 million, respectively. As of September 30, 2022, the weighted average remaining lease term and weighted average discount rate was 3.4 years and 4.7%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to September 30, 2022 are as follows (in thousands):

The remainder of 2022	$440
2023	1,875
2024	1,924
2025	1,408
2026	303
2027	259
Gross lease payments	6,209
Less: imputed interest	(529)
Present value of net future minimum lease payments	$5,680

As of September 30, 2022, the present value of net future minimum lease payments of $5.7 million is recorded as operating lease liabilities: (i) $1.6 million within current liabilities; and (ii) $4.1 million within long-term liabilities on the condensed consolidated balance sheet.

9. Variable Interest Entities

The variable interest entities (“VIEs”) are: (i) the Affiliated Medical Groups; and (ii) the Affiliated Pharmacies. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s condensed consolidated financial statements.

As of September 30, 2022 and December 31, 2021, the Company’s condensed consolidated balance sheets included current and total assets of $8.7 million and $2.2 million, respectively, for the VIEs. As of September 30, 2022 and December 31, 2021, current and total liabilities were $3.4 million and $3.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended September 30, 2022 and 2021, the VIEs charged $16.2 million and $7.2 million, respectively, for services rendered and prescription products fulfilled. For the nine months ended September 30, 2022 and 2021, the VIEs charged $43.4 million and $14.8 million, respectively, for services rendered and prescription products fulfilled. For the three months ended September 30, 2022 and 2021, operations of the VIEs generated net income and a net loss of $1.2 million and $0.7 million, respectively, inclusive of administrative expenses. For the nine months ended September 30, 2022 and 2021, operations of the VIEs generated net income and a net loss of $4.9 million and $3.6 million, respectively, inclusive of administrative expenses.

10. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$30,525	$—	$—	$30,525
Government bonds	—	14,328	—	14,328
Short-term investments:
Corporate bonds	—	120,701	—	120,701
Government bonds	—	19,726	—	19,726
Restricted cash:
Money market funds	856	—	—	856
Total assets	$31,381	$154,755	$—	$186,136
Liabilities
Earn-out liabilities	$—	$—	$739	$739
Total liabilities	$—	$—	$739	$739

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

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and earn-out payable approximated their carrying values as of September 30, 2022 and December 31, 2021, due to their short-term nature. All other financial instruments, except for earn-out liabilities, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the nine months ended September 30, 2022 and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of September 30, 2022 and December 31, 2021, the long-term earn-out liability, which is solely related to the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liabilities associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The fair value of the earn-out liabilities is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 12 – Stockholders’ Equity) and is recognized in other income and general and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2021	$1,999
Change in fair value due to revaluation and service-based vesting	(1,260)
Balance at September 30, 2022	$739

11. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of September 30, 2022, purchase obligations were $1.5 million, with $0.3 million payable in 2022, $1.1 million payable in 2023, and $0.1 million payable in 2024.

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

RSU Releases

During the three and nine months ended September 30, 2022, the Company released 603,020 and 1,634,903 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 195,572 and 479,309 shares of Class A common stock were withheld for the payment of employee taxes. During the three and nine months ended September 30, 2021, the Company released 248,659 and 1,385,811 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 89,412 and 500,824 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. Through September 30, 2022, 1,878,572 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Closing Date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2022, 10,239,599 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of September 30, 2022, there were 33,118,171 shares of Class A common stock reserved and 13,270,009 shares of Class A common stock available for grant under the 2020 Stock Plan; there were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), which became effective immediately prior to the Closing Date. The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041, the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. On January 1, 2022, 2,047,919 shares of Class A common stock were automatically added to the ESPP reserve. Therefore, as of September 30, 2022, 6,047,919 shares of Class A common stock have been reserved for issuance under the ESPP. During the nine months ended September 30, 2022 the Company issued 185,103 shares of Class A common stock under the ESPP. No shares were issued under the ESPP during the three months ended September 30, 2022 and 2021 or the nine months ended September 30, 2021. As of September 30, 2022, there were 5,862,816 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of September 30, 2022, $0.7 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending November 2022.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, but only upon achieving the requirements outlined in (i) and (ii) above. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of September 30, 2022, there was $2.1 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 1.54 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of September 30, 2022, there was $3.0 million of remaining compensation expense to be recognized over a period of 3.40 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions for the nine months ended September 30, 2022:

Expected term (in years)	6.02
Expected volatility	47.9%
Risk-free interest rate	1.9%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,401	$4.01	7.73	$37,868
Granted	6,048	5.08
Exercised (including early exercised options vested during the period)	(1,623)	1.41
Forfeited and expired	(514)	6.49
Outstanding at September 30, 2022	14,312	4.67	8.14	26,289
Exercisable as of September 30, 2022	8,063	3.68	7.23	23,022

The weighted average grant date fair value of options (excluding the stock options granted to the CEO outlined above) granted for the nine months ended September 30, 2022 was $2.42 per share, and the intrinsic value of vested options exercised was $6.1 million.

As of September 30, 2022, there was $24.5 million of unrecognized stock-based compensation related to unvested stock options, excluding the CEO stock options, which is expected to be recognized over a weighted average period of 2.84 years.

The options outstanding and exercisable as of September 30, 2022 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	1,842	5.43	1,842	5.43
1.55 – 1.75	1,043	6.37	995	6.37
2.43 – 3.11	3,036	7.69	2,920	7.61
5.01 – 6.82	5,919	9.44	667	9.41
8.13 – 9.41	1,577	8.36	1,270	8.25
12.21 – 15.17	895	8.38	369	8.09
	14,312		8,063

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

RSU activity is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	3,982	$11.55
Granted	8,177	4.81
Vested	(1,595)	9.40
Forfeited and expired	(550)	8.51
Unvested at September 30, 2022	10,014	$6.68

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO as part of the Merger that vest in accordance with the same market conditions as the CEO stock options granted on June 17, 2020, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of September 30, 2022. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs as part of the Merger in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products. None of the awards vested in the period. These grants are also included in the above activity.

As of September 30, 2022, there was unrecognized stock-based compensation related to unvested RSUs of $52.9 million, which is expected to be recognized over a weighted average period of 3.03 years.

Warrants

As of September 30, 2022, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $1.8 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 shares of Merger consideration, consisting of the holders’ allocation of earn-out consideration. As of September 30, 2022, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of September 30, 2022, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a pre-Merger debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and no aggregate intrinsic value. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants in connection with the Merger.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2022 and 2021. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $3.8 million will be recognized over a weighted average period of 2.67 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2022 and 2021. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. Unrecognized stock-based compensation expense of $14.2 million will be recognized over a weighted average period of 1.75 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketing	$1,241	$2,328	$3,136	$4,946
Operations and support	695	612	1,848	2,433
Technology and development	1,003	1,040	2,999	3,492
General and administrative	8,040	7,889	22,484	44,388
Total stock-based compensation expense	$10,979	$11,869	$30,467	$55,259

The Company capitalized $0.1 million and $0.2 million of stock-based compensation as internal-use software for the three months ended September 30, 2022 and 2021, respectively. The Company capitalized $0.4 million and $0.5 million of stock-based compensation as internal-use software for the nine months ended September 30, 2022 and 2021, respectively.

13. Related-Party Transactions

Atomic Labs, LLC (“Atomic Labs”) is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. The Company utilized operational support from Atomic Labs, primarily consisting of providing office space, conducting back-office professional services, and administering operating expenses. Additionally, an affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the three months ended September 30, 2022 and 2021, the Company recorded a total of $1.0 million and $0.8 million, respectively, for payments made to an affiliated company of Atomic Labs for services performed and costs incurred on behalf of the Company. For the nine months ended September 30, 2022 and 2021, the Company recorded a total of $2.8 million and $2.3 million, respectively, for payments made to an affiliated company of Atomic Labs for services performed and costs incurred on behalf of the Company.

In addition, for the three months ended September 30, 2022 and 2021, the Company recorded $0.3 million and $0.2 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services. For the nine months ended September 30, 2022 and 2021, the Company recorded $0.7 million and $0.5 million, respectively, for payments made to Vouched.

14. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and nine months ended September 30, 2022 and 2021. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(18,071)	$(769)	$(15,273)	$(668)	$(52,521)	$(2,250)	$(73,219)	$(3,279)
Denominator:
Weighted average shares outstanding, basic and diluted	196,855,344	8,377,623	191,661,138	8,377,623	195,591,160	8,377,623	174,072,957	7,794,565
Basic and diluted net loss per share	$(0.09)	$(0.09)	$(0.08)	$(0.08)	$(0.27)	$(0.27)	$(0.42)	$(0.42)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	21,241,627	16,608,921	20,176,424	16,494,336
RSUs	9,902,439	4,447,842	7,952,027	3,972,999
Common stock issued subject to vesting	1,886,735	2,754,756	2,150,443	961,130
Common stock issuable under the ESPP	899,701	—	443,495	—
Warrants to purchase Class A common stock	561,058	2,773,408	561,058	6,199,099
Common stock issued for early exercise of stock options	57,400	130,925	80,151	235,766
Redeemable convertible preferred stock	—	—	—	6,495,364
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	—	—	1,168,952

15. Income Tax

The effective income tax rate was 0.1% and 16.6%, respectively, for the three months ended September 30, 2022 and 2021 and (0.2)% and 3.8%, respectively, for the nine months ended September 30, 2022 and 2021. During the third quarter of 2021, the Company recorded a one-time benefit of approximately $3.1 million due to the release of the valuation allowance as a result of the Apostrophe acquisition. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The new legislation imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks in the future, the enactment of the IRA did not result in any material adjustments to our financial statements for the three and nine months ended September 30, 2022.

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

Reclassifications

Beginning with the quarter ended September 30, 2022, we voluntarily reclassified certain operating expenses within the condensed consolidated statements of operations and comprehensive loss. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on our previously reported financial position or results of operations. We elected the new presentation to provide additional granularity on our costs and to better align with management’s view of our operating results.

These classification changes are related to breaking out our previous selling, general, and administrative caption into three new captions entitled: (i) operations and support, (ii) technology and development, and (iii) general and administrative. The operations and support caption includes costs related to our supply chain, fulfillment and customer support functions. The technology and development caption includes costs related to the operation and enhancement of our digital platform and product development. The general and administrative caption includes costs relating to our corporate functions, including personnel costs, professional services, insurance, depreciation and amortization relating to corporate operating activities, and other general corporate costs.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and nine months ended September 30, 2022 and 2021, as well as key metrics that drive Online Revenue (i.e., Net Orders, AOV, and Subscriptions) and the dollar and percentage change between such periods (in thousands, except for AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Online Revenue	$139,781	$72,032	$67,749	94%	$341,345	$180,858	$160,487	89%
Wholesale Revenue	5,055	2,141	2,914	136%	18,368	6,321	12,047	191%
Total revenue	$144,836	$74,173	$70,663	95%	$359,713	$187,179	$172,534	92%

Subscriptions (end of period)	991	551	440	80%

Net Orders	1,675	968	707	73%	4,267	2,441	1,826	75%
AOV	$83	$74	$9	12%	$80	$74	$6	8%

We generated $139.8 million in Online Revenue for the three months ended September 30, 2022, an increase of 94% as compared to $72.0 million for the three months ended September 30, 2021. Growth in Online Revenue for the three months ended September 30, 2022 was driven primarily by growth in Subscriptions, as well as growth in AOV and Net Orders. We generated $341.3 million in Online Revenue for the nine months ended September 30, 2022, an increase of 89% as compared to $180.9 million for the nine months ended September 30, 2021. Growth in Online Revenue for the nine months ended September 30, 2022 was primarily driven by growth in Subscriptions, AOV, and Net Orders, as well as a full nine months of revenue for both Honest Health Limited, which was acquired in June 2021 and is now Hims & Hers UK Limited (“HHL”), and YoDerm, Inc. (“Apostrophe”), which was acquired in July 2021.

We generated $5.1 million in Wholesale Revenue for the three months ended September 30, 2022, an increase of 136% as compared to $2.1 million for the three months ended September 30, 2021. We generated $18.4 million in Wholesale Revenue for the nine months ended September 30, 2022, an increase of 191% as compared to $6.3 million for the nine months ended September 30, 2021. These increases were primarily due to the addition of new retail partners in the fourth quarter of 2021 and throughout 2022, which increased the overall volume of wholesale orders. Wholesale Revenue has trended upward in the long-term but, in the near term, can fluctuate on a quarter-to-quarter basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

For the three months ended September 30, 2022, AOV was $83, an increase of 12% as compared to $74 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, AOV was $80, an increase of 8% as compared to $74 for the nine months ended September 30, 2021. AOV growth for the three and nine months ended September 30, 2022 was driven by higher price points from product bundles with product mixes shifting towards higher priced items and longer duration multi-month Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a monthly cadence, we offer subscribers the ability to select from a range of multi-month Subscription shipment cadences, from every two to twelve months, depending on the product. The subscriber is billed upon each shipment. Subscribers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by customers have contributed to the expansion of AOV over time. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for multi-month Subscriptions, we may incur shipping and fulfillment expenses two or four times per year (for six-month and three-month subscription cadences, respectively) versus twelve times per year for monthly Subscriptions. The customer uptake of multi-month Subscriptions results in lower recurring costs and higher gross margins as compared to monthly Subscriptions.

Subscriptions grew 80% to approximately 991,000 as of September 30, 2022 as compared to approximately 551,000 Subscriptions as of September 30, 2021. Growth in Subscriptions was driven by increased marketing expenses, increased traffic to our platform (through our websites and mobile applications), and increased customer conversion rates from improved onsite and customer onboarding experiences. As a result of growth in Subscriptions, we generated approximately 1.7 million Net Orders for the three months ended September 30, 2022, an increase of 73% as compared to approximately 1.0 million Net Orders for the three months ended September 30, 2021. We generated approximately 4.3 million Net Orders for the nine months ended September 30, 2022, an increase of 75% as compared to approximately 2.4 million Net Orders for the nine months ended September 30, 2021.

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

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment and operating capabilities, including our Affiliated Pharmacies and warehousing facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. Additionally, we expect to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. This includes further investments in and development of mobile phone technology, including our mobile applications, in order to improve the customer experience on our platform. We may also explore additional investments in the ability to accept insurance on our platform for certain products or services in the future. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into new categories

We expect to continue to expand into new health and wellness categories with our offerings. Category expansion allows us to increase the number of health and wellness consumers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new health and wellness categories has required and will require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new health and wellness categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, impairment of long-lived assets, acquisition-related costs (which includes (i) acquisition professional services; and (ii) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses), income taxes, interest income, change in fair value of liabilities, one-time Merger bonuses and warrant expense, and amortization of debt issuance costs. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$144,836	$74,173	$359,713	$187,179

Net loss	(18,840)	(15,941)	(54,771)	(76,498)
Stock-based compensation	10,979	11,869	30,467	55,259
Depreciation and amortization	1,902	1,546	5,464	2,445
Impairment of long-lived assets	1,127	—	1,127	—
(Benefit) provision for income taxes	(16)	(3,173)	90	(3,049)
Acquisition-related costs	(191)	4,342	75	7,214
Change in fair value of liabilities	(450)	(8,328)	(1,012)	(13,610)
Interest income	(607)	(103)	(1,138)	(298)
Merger bonuses	—	—	—	5,219
Warrant expense in connection with Merger	—	—	—	154
Amortization of debt issuance costs	—	—	—	144
Adjusted EBITDA	$(6,096)	$(9,788)	$(19,698)	$(23,020)

Net loss as a % of revenue	(13)%	(21)%	(15)%	(41)%
Adjusted EBITDA margin	(4)%	(13)%	(5)%	(12)%

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

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products, where there is no expectation of future purchases from a customer, are considered to be operating expenses and are excluded from cost of revenue.

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

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media and various other media outlets. Marketing expenses also include overhead expenses, including salaries, benefits, taxes and stock-based compensation for personnel; agency, contractor and consulting expenses; content production, software and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter, with such increases typically reflecting a decreasing percentage of revenue over recent quarters with respect to a given cohort. We expect this trend to continue, though marketing expenses may fluctuate as a percentage of revenue due to the timing and discretionary nature of these expenses.

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical group, pharmacy, fulfillment, and customer service functions. These expenses also include operating expenses primarily relating to operating and support functions for facilities, warehousing and fulfillment, payment processing, third-party software and hosting to support those functions, and related depreciation. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business. However, we anticipate operations and support expenses will decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Technology and development expenses

Technology and development expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our engineering, product management, product development, and data science functions. These expenses also include operating expenses primarily relating to technology and development functions for the operation, maintenance and enhancement of our digital platform, websites and mobile applications, inclusive of related expenses for third-party software and hosting to support those functions, and related depreciation. Expenses also include investments to develop new health and wellness products and services. We expect technology and development expenses to increase for the foreseeable future as we grow our business and continue to invest in our platform and new offerings. However, we anticipate technology and development expenses will decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

General and administrative expenses

General and administrative expenses (“G&A”) include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our executive, legal, human resources, finance, brand strategy, and other corporate functions. These expenses also include operating expenses primarily relating to general and administrative functions for insurance, third-party software and hosting to support those functions, related depreciation and amortization, and other general corporate costs. We expect G&A to increase for the foreseeable future as we increase headcount with the growth of our business. However, we anticipate G&A will decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income

Other income primarily consists of the change in fair value of liabilities, as well as interest income from our cash and cash equivalents and investment accounts. Additionally, other income includes non-operating and one-time charges classified outside of operating expenses.

Benefit (provision) for income taxes

The benefit (provision) for income taxes is primarily due to state taxes and change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the three and nine months ended September 30, 2022 and 2021

The following table sets forth our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenue	$144,836	$74,173	$70,663	95%	$359,713	$187,179	$172,534	92%
Cost of revenue	30,383	19,301	11,082	57%	83,328	44,783	38,545	86%
Gross profit	114,453	54,872	59,581	109%	276,385	142,396	133,989	94%
Operating expenses:(1)
Marketing	78,462	38,293	40,169	105%	187,045	93,195	93,850	101%
Operations and support	21,751	12,808	8,943	70%	54,882	33,748	21,134	63%
Technology and development	7,977	6,242	1,735	28%	20,926	16,807	4,119	25%
General and administrative	26,246	25,190	1,056	4%	70,624	92,123	(21,499)	(23)%
Total operating expenses	134,436	82,533	51,903	63%	333,477	235,873	97,604	41%
Loss from operations	(19,983)	(27,661)	7,678	(28)%	(57,092)	(93,477)	36,385	(39)%
Other income:
Change in fair value of liabilities	450	8,328	(7,878)	(95)%	1,012	13,610	(12,598)	(93)%
Other income, net	677	219	458	209%	1,399	320	1,079	337%
Total other income, net	1,127	8,547	(7,420)	(87)%	2,411	13,930	(11,519)	(83)%
Loss before income taxes	(18,856)	(19,114)	258	(1)%	(54,681)	(79,547)	24,866	(31)%
Benefit (provision) for income taxes	16	3,173	(3,157)	(99)%	(90)	3,049	(3,139)	(103)%
Net loss	$(18,840)	$(15,941)	$(2,899)	18%	$(54,771)	$(76,498)	$21,727	(28)%
______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Marketing	$1,241	$2,328	$3,136	$4,946
Operations and support	695	612	1,848	2,433
Technology and development	1,003	1,040	2,999	3,492
General and administrative	8,040	7,889	22,484	44,388
Total stock-based compensation expense	$10,979	$11,869	$30,467	$55,259

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	21%	26%	23%	24%
Gross profit	79%	74%	77%	76%
Operating expenses:
Marketing	54%	52%	52%	50%
Operations and support	15%	17%	15%	18%
Technology and development	6%	8%	6%	9%
General and administrative	18%	35%	20%	49%
Total operating expenses	93%	112%	93%	126%
Loss from operations	(14)%	(38)%	(16)%	(50)%
Other income:
Change in fair value of liabilities	—%	11%	—%	7%
Other income, net	1%	—%	1%	—%
Total other income, net	1%	11%	1%	7%
Loss before income taxes	(13)%	(27)%	(15)%	(43)%
Benefit (provision) for income taxes	—%	4%	—%	2%
Net loss	(13)%	(23)%	(15)%	(41)%

Revenue

Revenue was $144.8 million for the three months ended September 30, 2022, compared to $74.2 million for the three months ended September 30, 2021, an increase of $70.7 million, or 95%. Revenue was $359.7 million for the nine months ended September 30, 2022, compared to $187.2 million for the nine months ended September 30, 2021, an increase of $172.5 million, or 92%. For a detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $30.4 million for the three months ended September 30, 2022, compared to $19.3 million for the three months ended September 30, 2021, an increase of $11.1 million, or 57%. This increase was due to increased costs associated with medical consultation services of 91%, increased shipping costs of 67%, and increased product and packaging costs of 40%, compared to the three months ended September 30, 2021. Cost of revenue was $83.3 million for nine months ended September 30, 2022, compared to $44.8 million for nine months ended September 30, 2021, an increase of $38.5 million, or 86%. This increase was primarily due to increased costs associated with medical consultation services of 94%, increased product and packaging costs of approximately 87%, and increased shipping costs of 73% compared to the nine months ended September 30, 2021. These increases were due to overall increased business activity and growth of Net Orders, as well as a full nine months of operations for both HHL and Apostrophe.

Gross profit was $114.5 million for the three months ended September 30, 2022, compared to $54.9 million for the three months ended September 30, 2021, an increase of $59.6 million, or 109%. Correspondingly, gross margin was 79% for the three months ended September 30, 2022, compared to 74% for the three months ended September 30, 2021. Gross profit was $276.4 million for the nine months ended September 30, 2022, compared to $142.4 million for the nine months ended September 30, 2021, an increase of $134.0 million, or 94%. Correspondingly, gross margin was 77% for the nine months ended September 30, 2022, compared to 76% for the nine months ended September 30, 2021. The increases in gross margin for the three and nine months ended September 30, 2022 were primarily due to lower product and packaging costs as a percent of revenue as a result of fulfilling greater order volume by Affiliated Pharmacies at lower costs as compared to third-party pharmacies. These increases were partially offset by Wholesale Revenue, which is lower margin than Online Revenue, comprising a larger proportion of total revenue, as well as a full nine months of operations for both HHL and Apostrophe.

Marketing expenses

Marketing expenses were $78.5 million for the three months ended September 30, 2022, compared to $38.3 million for the three months ended September 30, 2021, an increase of $40.2 million, or 105%. The most significant component of marketing expenses is customer acquisition costs, which increased to $67.3 million in the three months ended September 30, 2022, compared to $28.4 million for the three months ended September 30, 2021, an increase of 137%. Marketing expenses were $187.0 million for the nine months ended September 30, 2022, compared to $93.2 million for the nine months ended September 30, 2021, an increase of $93.9 million, or 101%. Customer acquisition costs increased to $157.4 million in the nine months ended September 30, 2022, compared to $70.8 million for the nine months ended September 30, 2021, an increase of 122%. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, and linear and streaming television marketing, as we continue to identify opportunities to drive new customer growth, as well as the customer acquisition costs associated with a full period of the operations of HHL and Apostrophe for both the three and nine months ended September 30, 2022.

Operations and support

Operations and support expenses were $21.8 million for the three months ended September 30, 2022, compared to $12.8 million for the three months ended September 30, 2021, an increase of $8.9 million or 70%. The increase in operations and support was primarily driven by an increase in order fulfillment, transaction processing, and selling costs of $3.1 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $2.8 million, an increase in professional services of $1.7 million, and an increase in depreciation, amortization, and technology costs of $0.5 million. Operations and support expenses were $54.9 million for the nine months ended September 30, 2022, compared to $33.7 million for the nine months ended September 30, 2021, an increase of $21.1 million or 63%. The increase in operations and support was primarily driven by an increase in employee compensation (excluding stock-based compensation) of $9.5 million, an increase in order fulfillment, transaction processing, and selling costs of $6.3 million, an increase in professional services of $3.4 million, and an increase in depreciation, amortization, and technology costs of $1.2 million.

Technology and development

Technology and development expenses were $8.0 million for the three months ended September 30, 2022, compared to $6.2 million for the three months ended September 30, 2021, an increase of $1.7 million or 28%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (excluding stock-based compensation) of $1.9 million and an increase in depreciation, amortization, and technology costs of $0.8 million. These costs were partially offset by a decrease in product development costs of $1.5 million, which primarily resulted from one-time costs incurred during the third quarter of 2021. Technology and development expenses were $20.9 million for the nine months ended September 30, 2022, compared to $16.8 million for the nine months ended September 30, 2021, an increase of $4.1 million or 25%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (excluding stock-based compensation) of $3.8 million, an increase in depreciation, amortization, and technology costs of $1.8 million, and an increase in professional services of $0.4 million. These costs were partially offset by a decrease in product development costs of $1.5 million, which primarily resulted from one-time costs incurred during the third quarter of 2021.

General and administrative

General and administrative expenses were $26.2 million for the three months ended September 30, 2022, compared to $25.2 million for the three months ended September 30, 2021, an increase of $1.1 million or 4%. The increase in general and administrative expenses was primarily driven by an increase in corporate events and travel costs of $1.7 million, an increase in employee compensation (excluding stock-based compensation) of $1.1 million, and an increase in depreciation, amortization, and technology costs of $0.5 million. This increase was partially offset by a decrease in professional services of $3.1 million that was primarily driven by acquisition fees incurred for the purchase of businesses during the three months ended September 30, 2021. General and administrative expenses were $70.6 million for the nine months ended September 30, 2022, compared to $92.1 million for the nine months ended September 30, 2021, a decrease of $21.5 million, or 23%. The decrease was primarily driven by a decrease in stock-based compensation of $21.9 million. The decrease in stock-based compensation was attributable to the expenses incurred during the nine months ended September 30, 2021 related to the earn-out consideration issued as part of the Merger (as defined in Note 1 – Organization to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units, which were both contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the nine months ended September 30, 2021, we also incurred $5.1 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger. Furthermore, for the nine months ended September 30, 2022, the decrease in general and administrative expenses was also attributable to a decrease in professional services of $6.3 million, and was partially offset by an increase in employee compensation (excluding stock-based compensation) of $4.8 million, an increase in depreciation, amortization, and technology costs of $3.4 million, an increase in corporate events and travel costs of $2.2 million, and an increase in insurance premiums of $0.9 million.

Other income

Other income was $1.1 million for the three months ended September 30, 2022, compared to $8.5 million for the three months ended September 30, 2021, a decrease of $7.4 million. The decrease was driven primarily by a gain from the change in fair value of liabilities for the three months ended September 30, 2022 of $0.5 million related to earn-out liabilities, compared to a gain from the change in fair value of liabilities for the three months ended September 30, 2021 of $8.3 million related to warrant liabilities. Other income was $2.4 million for the nine months ended September 30, 2022, compared to $13.9 million for the nine months ended September 30, 2021, a decrease of $11.5 million. The decrease was driven primarily by a gain from the change in fair value of liabilities for the nine months ended September 30, 2022 of $1.0 million related to earn-out liabilities, compared to a gain from the change in fair value of liabilities for the nine months ended September 30, 2021 of $13.6 million related to warrant liabilities. The decrease was also driven by interest income for the nine months ended September 30, 2022 of $1.1 million, compared to $0.3 million for the nine months ended September 30, 2021.

Benefit (provision) for income taxes

Benefit for income taxes was less than $0.1 million for the three months ended September 30, 2022 and $3.2 million for the three months ended September 30, 2021. Provision for income taxes was $0.1 million for the nine months ended September 30, 2022, while the benefit for income taxes was $3.0 million for the nine months ended September 30, 2021. The changes were primarily due to the partial release of valuation allowance totaling $3.1 million in the third quarter of 2021 as a result of the tax liability recorded for the Apostrophe acquisition, serving as a source of income for existing tax assets.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity are cash and cash equivalents in the amount of $58.0 million, which are primarily invested in money market funds, and investments in the amount of $140.4 million, which are primarily invested in corporate, government, and asset-backed bonds.

During the nine months ended September 30, 2022, we made payments for the Apostrophe acquisition earn-out payable totaling $29.9 million, such payment amounts determined in fiscal year 2021 in accordance with the terms of the related acquisition agreement. The remaining portion of the Apostrophe earn-out payable of $13.0 million will be paid in the fourth quarter of

2022, also based on the terms of the related acquisition agreement. The Apostrophe earn-out payment of $29.9 million is recorded: (i) $6.9 million within operating activities; and (ii) $23.0 million within financing activities on the condensed consolidated statements of cash flows.

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing and development activities, which may be impacted by inflationary or other macroeconomic factors. We completed two acquisitions in 2021 and expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(19,812)	$(31,307)
Net cash provided by (used in) investing activities	28,696	(166,510)
Net cash (used in) provided by financing activities	(22,668)	235,121

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $19.8 million for the nine months ended September 30, 2022. The most significant component of our cash used was a net loss of $54.8 million. This included non-cash expense related to stock-based compensation of $30.5 million, depreciation and amortization of $5.5 million, non-cash operating lease cost of $1.2 million, impairment of long-lived assets of $1.1 million, and net amortization on securities of $1.0 million. Non-cash expense was partially offset by non-cash income of $1.0 million related to the change in fair value of liabilities. In addition, a net cash outflow totaling $2.7 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $8.8 million, a decrease in earn-out payable of $6.9 million, an increase in prepaid expenses and other current assets of $3.6 million, cash payments on operating lease liabilities of $1.2 million, and a decrease in deferred revenue of $1.1 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $18.9 million.

Net cash used in operating activities was $31.3 million for the nine months ended September 30, 2021. The most significant component of our cash used was a net loss of $76.5 million. This included non-cash expense related to stock-based compensation of $55.3 million, depreciation and amortization of $2.4 million, net amortization on securities of $1.7 million, and non-cash operating lease cost of $1.1 million. Non-cash expense was partially offset by non-cash income of $13.6 million related to the change in fair value of warrant and earn-out liabilities and benefit for deferred taxes of $3.2 million. In addition, a net cash inflow totaling $0.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $5.5 million and a decrease in prepaid expenses and other current assets of $2.6 million. This inflow was partially offset by an increase in inventory of $6.9 million and a decrease in operating lease liabilities of $1.1 million.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as acquisitions, investment in website and mobile application development and internal-use software, and purchases of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $28.7 million, which was primarily due to net investment cash inflows of $33.8 million. This cash inflow was partially offset by investments of $3.3 million in website development and internal-use software, including investment in our mobile technology, and $1.3 million in purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 was $166.5 million, which was primarily due to net investment cash outflows of $116.5 million, as well as acquisition of businesses, net of cash acquired of $46.5 million, and investments of $3.2 million in website development and internal-use software, including investment in our mobile technology.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $22.7 million, which was primarily due to the payments for earn-out consideration for acquisitions of $23.0 million and payments for taxes related to net share settlement of equity awards of $2.4 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $2.2 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out payables and earn-out liabilities related to acquisitions, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of September 30, 2022 were $21.5 million, of which $16.2 million was payable within 12 months.

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

We had cash and cash equivalents and short-term investments totaling $198.4 million and $247.3 million, respectively, as of September 30, 2022 and December 31, 2021, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds, government bonds, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the nine months ended September 30, 2022 and 2021 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.
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
•If the Affiliated Medical Groups (which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers (collectively referred to as “Providers” or individually, a “Provider”)) are unable to attract and retain high-quality Providers to perform services on our platform, or if we are unable to develop or maintain satisfactory relationships with these Providers or the Affiliated Medical Groups, our business, financial condition, and results of operations may be materially and adversely affected.
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

Risks Related to Our Business

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and Providers to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by Providers through our platform, operating licensed pharmacies and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of Providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by the Providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers a technology driven platform to access telehealth consultations with Providers and certain prescription medications that may be prescribed by the Providers in connection with the telehealth consultations. We also rely on selling our non-prescription products through wholesale partnerships. Unless we are able to attract new customers, retain existing customers, and maintain our wholesale partnerships, our business, financial condition, and results of operations may be harmed.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Affiliated Pharmacies (which are XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”), which are both licensed mail order pharmacies providing prescription fulfillment services solely to our customers) and Partner Pharmacies (which are certain third-party pharmacies that are licensed mail order pharmacies providing prescription fulfillment solely to our customers), and to our ability to attract new customers, Providers, strategic partners, Affiliated Pharmacies and Partner Pharmacies. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, the Providers on our platform, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “– Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

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

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, large retailers that sell non-prescription products, including, for example, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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

We have recently experienced a period of rapid growth in our operations and headcount. The historical revenue of Hims & Hers grew from $82.6 million for the year ended December 31, 2019, to $148.8 million for the year ended December 31, 2020, to $271.9 million for the year ended December 31, 2021. Our number of full-time employees has increased significantly over the last few years, from 123 employees as of December 31, 2019 to 398 employees as of December 31, 2021. We have also established operations in the U.K., launched the Affiliated Pharmacies dedicated to our operations, completed acquisitions of HHL and Apostrophe, and significantly increased the size of our customer base.

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

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs or contracts with physicians. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services. Other practices, such as professionals splitting their professional fees with a non-professional, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician.

Through our platform, our customers gain access to one or more licensed Providers, including physicians, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These Providers are employed by or contracted with Affiliated Medical Groups. We enter into certain contractual arrangements with the Affiliated Medical Groups and their provider owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the Providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on Providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by Providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals’ relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

If the Affiliated Medical Groups are unable to attract and retain high-quality Providers to perform services on our platform, or if we are unable to develop or maintain satisfactory relationships with these Providers or the Affiliated Medical Groups, our business, financial condition, and results of operations may be materially and adversely affected.

Our success depends on our continued ability to maintain customer access to a network of qualified Providers, which includes medical doctors, physician assistants, nurse practitioners, and licensed behavioral health providers. If the Affiliated Medical Groups are unable to recruit and retain licensed physicians and other qualified Providers to perform services on our platform, it could have a material adverse effect on our business and ability to grow and could adversely affect our results of operations. In any particular market, Providers could demand higher payments from the Affiliated Medical Groups or take other actions that could result in higher medical costs, less attractive service for our customers, or difficulty meeting regulatory requirements. Our ability to develop and maintain satisfactory relationships with Providers and the Affiliated Medical Groups also may be negatively impacted by other factors not associated with us, such as pressures on Providers, consolidation activity among hospitals, physician groups, and other healthcare providers, changes in the patterns of delivery and payment for healthcare services, and any perceived liability risks associated with the use of telehealth. The failure to maintain or to secure new cost-effective arrangements with the Affiliated Medical Groups that engage the Providers on our platform may result in a loss of, or inability to grow, our customer base, higher costs, less attractive service for our customers and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The activities and quality of Providers treating our customers, including any potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

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

Any failure to offer high-quality support may adversely affect our relationships with customers and Providers, and in turn our business, financial condition, and results of operations.

In using our platform, our customers depend on our customer support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope, and delivery of our offerings or customer support to compete with changes in solutions provided by our competitors. Increased customer demand for support could increase costs and adversely affect our business, financial condition, and results of operations. Our revenue is highly dependent on our reputation and on positive recommendations from our customers, the Providers on our platform, and partners. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, our ability to sell the offerings on our platform, and in turn our business, financial condition, and results of operations.

Our business could be adversely affected if Providers were classified as employees of the Affiliated Medical Groups instead of independent contractors.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, products, solutions, technologies, and/or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions in the United States as well as in international markets. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of the ongoing COVID-19 pandemic, its related resurgences and variants, and the ongoing conflict arising out of the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, escalating inflation, supply chain issues and the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

We cannot predict the timing, strength, or duration of any economic slowdown or recession, or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

The COVID-19 pandemic has increased interest in and consumer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue after the pandemic.

The global COVID-19 pandemic and measures introduced by local, state, federal, and international jurisdictions to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy. Given the impacts of COVID-19 variants, and the timing and effectiveness of continued global efforts to roll out vaccines and treatments, the complete impact of the pandemic is still unknown and rapidly evolving.

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

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. We maintain a mobile website and in January 2022, we announced the full launch of our first mobile application on the App Store. Developing and supporting mobile websites and mobile applications across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired and customers we meet through our mobile websites or mobile applications may not choose to use our offerings at the same rate as customers we meet through our websites.

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

We currently host our platform, serve our customers and support our operations in the United States using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and through Partner Pharmacies and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of AWS, Partner Pharmacies, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of any such event, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with Providers who can diagnose, manage, and treat medical conditions, and pharmacies that can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and pharmacy closures could lead to claims of damages from our customers, Providers on our platform, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

None of our call centers, Partner Pharmacies, shipping providers, contract manufacturers, nor AWS have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these third-

party service providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated, or if in the future we add additional data, call center, or pharmacy providers, we may experience costs or downtime in connection with the transfer to, or the addition of, such new providers. If these third-party service providers were to increase the cost of their services, we may have to increase the price of our offerings, and our results of operations may be adversely impacted.

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

The operation of our Affiliated Pharmacies also subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, but such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities or any failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, or local law or regulation could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

Our pricing decisions may adversely affect our ability to attract new customers, Providers, and other partners.

We have limited experience determining the optimal prices for our offerings. As competitors introduce new solutions that compete with our offerings, especially in the telehealth market where we face significant competition, we may be unable to attract new customers, Providers, or other partners at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among the products and services that we make available and negatively impact our overall revenue. As a result, in the future we may be required to reduce our prices, which could adversely affect our revenue, gross profit, profitability, financial position, and cash flows.

Our success depends on the continuing and collaborative efforts of our management team, and our business may be severely disrupted if we lose their services.

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our leadership team in the areas of marketing, legal and regulatory compliance, telehealth, operations, finance, public policy and government relations, people operations, investor relations, communications and other general and administrative functions. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.

Our success depends in large part on our ability to attract and retain high-quality management in marketing, engineering, operations, healthcare, regulatory, legal, finance, accounting and support functions. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

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

We may need to invest significant amounts of cash and equity to attract new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value, or the shares of our capital stock they own or the vested shares of our capital stock underlying their equity incentive awards have significantly appreciated.

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

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact customer use of the services we offer on our platform. The healthcare industry in general is also subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

The federal False Claims Act (the “False Claims Act”) generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for goods or services to third-party payors that are false or fraudulent and generally treat claims generated through kickbacks as false or fraudulent. Penalties for violating the False Claims Act include substantial monetary penalties and fines, the imposition of a corporate integrity agreement and possible exclusion from the federal healthcare programs. Many states have adopted laws similar to the False Claims Act.

Given our current operations and the current state of federal law, none of the Stark Law, the Anti-Kickback Law or the False Claims Act should apply to our business. If the scope of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act changes or a state analog of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act includes a broader spectrum of activities than the respective federal statute, or if we change our business model to accept payments from third-party payors such as a government program, our failure to comply with such laws, or an allegation that we have not complied, could have a material adverse effect on our business, financial condition, and results of operations.

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

Legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the Affiliated Medical Groups and/or the Affiliated Pharmacies with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The Affiliated Medical Groups and their Providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of the Affiliated Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts Providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as some states’ regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications, including compounded products, can be marketed, dispensed, and sold.

Because these are developing areas of law and regulation, we monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’, Providers’, or Affiliated Pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in a manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

In the states in which we operate, we believe we are in material compliance with all applicable material regulations, but, due to the uncertain regulatory environment, certain states or federal agencies may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our business and services in a manner that undermines our platform’s attractiveness to customers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in certain states are overly burdensome, we may elect to terminate our operations in such states or eliminate certain products or services. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

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

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses or unapproved drugs.

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

In addition, certain of the products available through our platform are compounded drug products under Section 503A of the Federal Food, Drug & Cosmetic Act (“FDCA”). While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, our Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups or Providers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state, or foreign enforcement authorities might also take action against us or the Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups or Providers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements.

Any regulatory or legal enforcement actions by the FDA or other federal, state, or foreign enforcement authorities against us, our Affiliated Pharmacies, Partner Pharmacies, Affiliated Medial Groups or Providers could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

The information that we provide to Providers, customers, and our partners could be inaccurate or incomplete, which could harm our business, financial condition, and results of operations.

We collect and transmit healthcare-related information to and from our customers, Providers on our platform, Affiliated Pharmacies and Partner Pharmacies in connection with the telehealth consultations conducted by the Providers and prescription medication fulfillment by our Affiliated Pharmacies and our Partner Pharmacies. If the data that we provide to our customers, Providers on our platform, Affiliated Pharmacies or Partner Pharmacies is incorrect or incomplete or if we make mistakes in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, our revenue, our business, and/or our financial condition.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). We believe that, because of our operating processes, in relation to our customers, we are not a covered entity or a business associate under the Health Insurance Portability and Accountability Act (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. However, to the extent we begin accepting payment from third parties or insurance providers, we may become subject to HIPAA in relation to our customers and could face penalties and fines if we fail to comply with applicable requirements of HIPAA and its implementing regulations. Regardless of whether or not we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

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

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), will become effective January 1, 2023. Virginia has similarly adopted a comprehensive privacy law, the Consumer Data Protection Act, which will also take effect January 1, 2023. Colorado, Connecticut, and Utah have also passed comprehensive privacy laws, each which will take effect either in July or December of 2023. While these new state privacy laws emulate the CCPA/CPRA in many respects, each has requirements that will require particular assessment.

Additionally, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The United Kingdom completed its withdrawal from the EU on January 31, 2020 in a process known as “Brexit,” and following the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers. If adopted, such framework is set to take effect in 2023.

Our business, including our ability to operate and to continue to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, solutions, features, or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to applicable laws, regulations, or industry standards or practices regarding the storage, use, or disclosure of data our customers or the Providers on our platform share with us, or regarding the manner in which the express or implied consent of customers or Providers for such collection, analysis, and disclosure is obtained. Such changes may require us to modify our platform, possibly in a material manner, and may limit our ability to develop new offerings, functionality, or features.

Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including health information and other types of PII. We also process and store, and use additional third parties to process and store, confidential and proprietary information such as intellectual property and other proprietary business information, including that of our customers, the Providers on our platform, and partners. Our customer information is encrypted but not always de-identified. We manage and maintain our platform and data utilizing a combination of managed data center systems and cloud-based computing center systems.

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

Our intellectual property includes the content of our websites, our software code, our electronic medical record system, our mobile applications, our unregistered copyrights, our trademarks, and our trade secrets. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, or disclosure of trade secrets and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

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

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, including litigation, regulatory inquiries, investigations and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of legal proceedings, including litigation, regulatory inquiries, investigations and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory, and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, the time and resources necessary to litigate or resolve them could harm our reputation, business, financial condition, and results of operations.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other extreme weather event, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems or those of our vendors or suppliers, including the Affiliated Pharmacies, were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations could be harmed. We have implemented a disaster recovery program that allows us to move website and mobile application traffic to a backup site in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

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

We have incurred net losses on an annual basis since inception. We incurred net losses of $72.1 million, $18.1 million, and $107.7 million in the years ended December 31, 2019, 2020, and 2021, respectively. We had an accumulated deficit of $279.0 million as of December 31, 2021. We expect our costs will increase substantially in the foreseeable future and we expect our losses will continue as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2019, 2020, and 2021. We may not generate positive cash flows from operations or achieve profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

Our results of operations, as well as the performance of our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.

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
•successful expansion of licensure and capabilities of the Affiliated Pharmacies;
•breaches of security or privacy;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business;
•our ability to complete acquisitions on commercially reasonable terms and integrate acquired businesses;
•costs related to litigation, investigations, regulatory enforcement actions, or settlements;
•changes in the legislative or regulatory environment, including with respect to practice of medicine, telehealth, consumer protection, privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
•announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets;
•our ability to make accurate accounting estimates and appropriately recognize revenue for our platform and offerings for which there are no relevant comparable products;
•seasonality trends in our Wholesale Revenue;
•instability in the financial markets;
•global economic conditions;
•the duration and extent of the COVID-19 pandemic; and
•political, economic, and social instability, including as a result of the Russian invasion of Ukraine or other war or terrorist activities, and any disruption these events may cause to the global economy.

The impact of one or more of the foregoing and other factors may cause our results of operations to vary significantly. As such, we believe that quarter-to-quarter comparisons of our results of operations may not always be meaningful and should not necessarily be relied upon as an indication of future performance.

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
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism.

These market and industry factors may materially reduce the market price of our Class A common stock regardless of our operating performance.

The sale or the perception of future sales of a substantial number of shares of our Class A common stock could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. For example, following the Merger, the Sponsor (as defined in Note 17. Common Stock to the consolidated financial statements included in Part II, Item 8 of our 2021 Annual Report) held a significant number of shares of our Class A common stock that were subject to certain lock-up restrictions pursuant to the Sponsor Agreement, dated as of September 30, 2020. Those lock-up restrictions expired on January 20, 2022, and the market price of our Class A common stock could decline if the Sponsor sells its shares or is perceived by the market as intending to sell them.

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
November 7, 2022

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)