Form 10-K
period 2022-12-31
Hims & Hers Health, Inc.
filed 2023-02-27
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $840 million (based on the last reported sale price of the registrant’s Class A common stock of $4.53 per share on June 30, 2022 on the New York Stock Exchange), excluding only shares of Class A common stock held by executive officers and directors of the registrant as of such date. The registrant has no non-voting stock outstanding.

As of February 24, 2023, 200,082,691 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2023 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies, the success of our business model, our ability to scale our business, the growth of certain of our categories and the impact of our acquisitions, our ability to expand the scope of our offerings and experiences, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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

PART I
Item 1. Business

Overview

Launched in 2017, Hims & Hers Health, Inc. (and together with its subsidiaries, “Hims & Hers”, the “Company”, “we”, “us” or “our”) has built a consumer-first platform transforming the way customers fulfill their health and wellness needs. We believe that the Company has the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical record system, digital prescriptions, and cloud pharmacy fulfillment. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis. In addition, we also offer access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. Through the Hims & Hers mobile apps, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness. Since our founding, we have facilitated more than ten million telehealth consultations, enabling greater access to high-quality, convenient, and affordable care for people in all 50 states and the United Kingdom. Hims & Hers products can also be found in tens of thousands of top retail locations in the United States.

The mission of Hims & Hers is to help the world feel great through the power of better health.

To fulfill this mission, our business strategy and market differentiation are centered around our trusted brand, leading technology, innovative products and services and clinical excellence.

•We work to build a brand that is trusted by our customers, easy-to-use, and normalizes the practice of seeking and receiving treatment by empowering our customers with personalized care and an omnichannel experience.

•The Hims & Hers platform offers a streamlined patient and clinician experience facilitated by proprietary algorithms and a customizable and integrated technology stack, allowing us to give customers a seamless experience and to follow up programmatically and with precision.

•We can leverage these insights and feedback to offer access to personalized prescription and non-prescription treatments that are designed to meet individual needs.

•At the foundation of our broader platform is the consumer trust we establish through our clinical excellence. Care accessed through the Hims & Hers platform is subject to evidence-based clinical guidelines and delivered by highly-trained healthcare providers to ensure consistency and quality. Our medical advisory board helps ensure the utmost quality of care on our platform. With these measures in place, we are able to deliver access to quality care and treatment that is fast and convenient.

Business Strategy

We are a consumer-first health and wellness platform focused on providing modern personalized health and wellness experiences to consumers. We offer access to a range of health and wellness products and services available for customers to purchase through our websites and mobile applications. The offerings generally focus on conditions where treatment typically involves use of prescription medication on a recurring basis and ongoing care from healthcare providers. We also offer over-the-counter drug and device products and cosmetics and supplement products, which are primarily focused on general wellness, skincare, sexual health and wellness, and hair care. These curated non-prescription products include melatonin, biotin, probiotics and collagen protein supplements in the wellness category, moisturizer, creams, sunscreen, serum, face oil and face wash in the skincare category, condoms, climax delay spray and wipes, vibrators and lubricants in the sexual health and wellness category, and shampoos, conditioners, scalp scrubs and topical treatments such as minoxidil in the hair care category. We also offer many of these over-the-counter products through retail partnerships, in stores and online. The over-the-counter drug and device products and some of the cosmetics and supplement products we sell are “white-labeled” products, where we sell the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by us in partnership with the applicable manufacturers. For these products, the manufacturer develops the formulation with input from the internal Hims & Hers Product Research & Development team. In all cases, the manufacturer is responsible for obtaining and maintaining authorization from the U.S. Food and Drug Administration (“FDA”), if required, and complying with current Good Manufacturing Processes (cGMP) as adopted and enforced by the FDA. In addition, the internal Hims & Hers Quality team is responsible for maintaining policies and procedures to ensure non-prescription products comply with quality standards, which include independent laboratory testing of products, supplier and quality and compliance assessments.

Most of the offerings on our websites and mobile applications are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the Company with predictability through a recurring revenue stream.

For subscription plans, customers select a desired cadence to receive products, which can range from every month to every two to twelve months, depending on the product. The customer is billed on a recurring basis based on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel subscriptions in accordance with our Terms and Conditions agreed to by customers to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Our integrated technology platform allows us to serve our customers efficiently from start to finish: initially from customer discovery and purchase of offerings on our websites and mobile application, to connecting customers with medical providers for telehealth consultations, to the fulfillment and delivery of customer orders, and finally through ongoing clinical management by medical providers. Management believes this technology-driven efficiency provides cost advantages that allow us to offer customers affordable prices and to generate robust gross margins.

We acquire new customers and drive brand awareness through various marketing channels, including social media, online search, television, radio, other media channels, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. We intend to continue to invest in growth in our current offerings and additionally in new products and services. The Hims & Hers platform is purpose-built to scale efficiently and to accommodate the seamless addition of new products and services. We plan to launch new subscription-based offerings which we expect will have a similar margin profile and unit economics to current offerings. As we implement our product roadmap, we expect to grow revenue through additional subscription-based recurring revenue offerings. The recent launches of new prescription products in sexual health and dermatology, and launches of hair care and supplement retail products, demonstrate the scalability of the platform.

Growth Opportunities

Continue to acquire more customers

Our brand awareness and innovative, personalized products are core to our ability to attract new customers. Customers serve as ambassadors for the Hims & Hers brand, further driving organic growth through word of mouth and user-generated content. More than 80% of our first time customers to date indicate that they came to Hims & Hers to learn about and find options for their condition and are seeking treatment for their particular conditions for the first time. The convenience of our websites and mobile application allows us to reduce stigma and access-related barriers that frequently prevent consumers from seeking medical care, expanding the Company’s market opportunity. Organic growth is enhanced by sophisticated omnichannel acquisition strategies meant to target future customers with condition-specific on-ramps at profitable returns on investment. In addition, our brand positioning has afforded significant partnerships with leading talent whose promotional efforts drive meaningful awareness of the products and services we make available. As our portfolio of products and services grows across categories, we believe that our market presence and brand recognition will expand, driving more consumers to seek out Hims & Hers for future healthcare needs.

Grow within existing customer base

Our expanded offerings that include more personalized products and clinical experiences across a broader range of conditions provide a large opportunity for us to grow our revenue within our existing customer base. Through more robust customer engagement, we have the ability to deliver longer term subscription adoption and drive more cross sell opportunities.

Category expansion into new conditions

We are pursuing a roadmap of rapid category expansion into new conditions that can be treated safely via telehealth, require ongoing and recurring customer relationships, and for which generic medication has been established as an effective means of treatment. Future care opportunities that show high prevalence within our existing customer base and offer traits similar to our existing categories in terms of business model characteristics include testosterone treatment, menopause, sleep disorders, post-

traumatic stress disorder, weight management, fertility, diabetes, cholesterol, and hypertension, which represent significant opportunities. Given the prevalence of these conditions, we see a large market opportunity for our current and future offerings.

Leverage existing capabilities to penetrate new sales channels and further improve operations

In 2020, we opened an approximately 300,000 square foot facility in New Albany, Ohio. In 2021, this facility began housing a dedicated licensed mail order pharmacy, XeCare, LLC (or “XeCare”), that provides prescription fulfillment services solely to Hims & Hers customers. In July 2021, we completed our acquisition of YoDerm, Inc. (“Apostrophe”), allowing us to expand personalized dermatological offerings to our customers. Apostrophe Pharmacy LLC (“Apostrophe Pharmacy,” and together with XeCare, the “Affiliated Pharmacies”), is an additional dedicated licensed mail order pharmacy located in Arizona that provides prescription fulfillment services solely to Hims & Hers customers as part of our acquisition of Apostrophe in 2021. In 2022, we expanded the Apostrophe Pharmacy facility and opened an approximately 25,000 square foot facility in Phoenix, Arizona. The Affiliated Pharmacies together enable seamless drug delivery, and drive increased operating leverage across the platform by allowing us to further personalize and consolidate shipping of orders as well as expand capabilities quickly for adjacent and other new conditions. The Affiliated Pharmacies allow us to lower our cost structure by reducing some of the costs typically associated with contractual third-party pharmacy relationships.

Expand into new geographies

Our strong brand and digital-first, cloud-based business model has driven rapid adoption in the U.S. Additionally, our model has been developed to be scalable and applicable across new markets and languages. We expanded into the United Kingdom in early 2021, and in June 2021, we completed our acquisition of U.K.-based Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), a company that offers health and wellness products and services. The acquisition of HHL has allowed us to expand our operations in the United Kingdom further. We believe our model will afford us further international expansion opportunities in Europe and beyond. We believe the consumer-focused services our model provides are applicable to a range of geographies across the world.

Affiliated Medical Groups, Providers, Health System Partnerships and Partner and Affiliated Pharmacies

Affiliated Medical Groups and Providers

Due to the prohibition on the corporate practice of medicine adopted by a majority of states in the U.S., we have contractual arrangements with Affiliated Medical Groups to enable their provision of clinical services to our customers. “Affiliated Medical Groups” are separate professional corporations or other professional entities owned solely by licensed physicians and that engage licensed healthcare professionals to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. We are prohibited from owning a professional entity such as any of the Affiliated Medical Groups under the rules prohibiting the corporate practice of medicine. However, the Affiliated Medical Groups were incorporated and established with our assistance for the specific purpose of providing clinical services to patients through the Hims & Hers platform and have no other operations or activities outside of the provision of services through the Hims & Hers platform.

The Affiliated Medical Groups contract with or employ physicians, nurse practitioners, physician assistants, and behavioral health providers (each, a “Provider”) to provide telehealth consultations and related services on the Hims & Hers platform. We enter into certain contractual agreements with the Affiliated Medical Groups and their physician owners, including administrative services agreements and continuity agreements, under which we serve as an administrative services manager for the Affiliated Medical Groups for the non-clinical aspects of their operations and receive a fixed administrative fee from each Affiliated Medical Group for these services. The administrative services and support we provide include IT products and support, including the Hims & Hers platform and electronic medical record system, billing and collection services, non-clinical personnel, customer service support, administrative support for provider credentialing and quality assurance, and other non-clinical items and services, including access to a line of credit we make available to the Affiliated Medical Groups as necessary to support their operations. The Affiliated Medical Groups retain sole control of clinical decision-making and the practice of medicine. We are the exclusive administrative services provider for the Affiliated Medical Groups, and the Affiliated Medical Groups provide services to patients exclusively through the Hims & Hers platform. Our arrangements with the Affiliated Medical Groups generally have initial ten-year terms with renewal options. These arrangements are reviewed and updated periodically to address changing regulatory or market conditions.

Health System Partnerships

The strength of the Hims & Hers brand affords us numerous opportunities to partner with and offer new solutions to help transform existing healthcare stakeholders. We have relationships with leading health systems including Ochsner Health, Mount Sinai Health System, Privia, Carbon Health, and ChristianaCare Health System to provide a clinically focused, telehealth-enabled patient care collaboration. These relationships offer our customers access to applicable in-person care within these systems to enhance their overall healthcare experience. These collaborations, which are intended to help Hims & Hers customers obtain in-person care not accessible through the Hims & Hers platform, do not involve any monetary exchange, compensation, or other financial incentives between the parties. For primary care prescriptions, we also allow customers to seamlessly fulfill their prescription for same day delivery through Capsule and Alto in select markets.

Partner and Affiliated Pharmacies

We have entered into contractual arrangements with three licensed pharmacies (sometimes referred to herein as “Partner Pharmacies”), PostMeds, Inc. (d/b/a TruePill), EHT Pharmacy LLC (d/b/a Curexa Pharmacy), and ITC Inc. (d/b/a ITC Compounding Pharmacy) for fulfillment and distribution of certain prescription and non-prescription products available through the Hims & Hers platform. We are not bound by any exclusivity or minimum order requirements with respect to our use of each pharmacy, and have the ability to utilize other pharmacies at our discretion. The contractual arrangements with the pharmacies are typically for one-year terms with automatic renewals, subject to standard termination rights of the parties. The pharmacies’ rates are fixed in the contractual arrangements and changes require the mutual agreement of the parties.

We have also entered into service agreements with each of our Affiliated Pharmacies.

Regulatory Environment

As a consumer-focused health and wellness company delivering comprehensive telehealth technologies and services and health and wellness products (prescription and over-the-counter), in addition to the typical legal and regulatory considerations faced by a technology-based company, we are required to comply with complex healthcare laws and regulations, and consumer protection laws and regulations, all at both the state and federal level. Our business and operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, privacy and security of personal health information, product safety and pharmacy operations.

Government regulation of healthcare generally

Generally speaking, the healthcare industry is one of the most highly regulated industries in the United States. Healthcare-related businesses are subject to a broad array of governmental regulation at the federal, state, and local levels. While portions of our business are subject to significant regulations, some of the more well-known healthcare regulations do not apply to the Company because of the way our current operations are structured. We currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact other participants in healthcare industry. If we begin accepting reimbursement payments from insurance providers or other third-party payors such as a government program, we will become subject to some of these additional healthcare laws and regulations.

Irrespective of our business model, the healthcare industry is subject to changing political, economic and regulatory influences that may affect health and wellness companies like Hims & Hers. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in any given case, they will affect the healthcare industry as a whole and may impact customer use of the Company’s solutions. If the government asserts broader regulatory control over companies like us or if we accept payment from and/or participate in third-party payor programs in the future, the complexity of our operations and our compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. Similarly, the ability of the Affiliated Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine, telehealth and pharmaceutical laws in order to support the Affiliated Medical Groups and the Affiliated Pharmacies.

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

Given our current operations, the Anti-Kickback Law, the federal False Claims Act, the Stark Law, and other laws that are tied to federal health care programs or commercial insurer reimbursement should not apply to our business. If the scope of these laws is extended to include a broader spectrum of activities or if we begin to accept reimbursement payments from insurance providers or other third-party payors such as a government program, we could become subject to these laws and need to modify our business model. Additionally, should we begin accepting reimbursement payments from insurance providers or other third-party payors, the Company will be subject to significantly increased compliance obligations and costs.

FDA regulation

Certain of the products available through our platform, and the third-party suppliers and manufacturers of these products, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, and dietary supplements, are subject to extensive regulation by the FDA and international, federal, state, and local authorities. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Certain of the products available through the Hims & Hers platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. Some of these products are prescribed by Providers on the platform for “off-label” uses (i.e., for a use other than that specifically authorized by the FDA for the medication in question). While Providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement.

Certain of the products available through our platform are compounded drug products under Section 503A of the Federal Food, Drug & Cosmetic Act (“FDCA”). While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, our Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups or Providers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state, or foreign enforcement authorities might also take action against us or the Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups or Providers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements. Regulatory and/or legal enforcement actions by the FDA or other federal, state, or foreign enforcement authorities could have material adverse consequences on the Company and/or its operations.

Health information privacy and security laws

Numerous U.S. state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information. We believe that, because of our operating processes, we are not a covered entity or a business associate with respect to our customers or services provided through our platform under the Health Insurance Portability and Accountability Act and the implementing regulations (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. Notwithstanding that we do not believe that the Company meets the definition of a covered entity or business associate under HIPAA with respect to our customers or services provided through our platform, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements. Because we need to use and disclose customers’ health and personal information in order to provide our services, we have developed and maintain policies and procedures to protect that information, including administrative, physical and technical safeguards. As our business operations continue to develop, including through the launch of new product offerings or the development of new services, we may collect additional sensitive health and personal information from our customers that could create additional compliance obligations and may increase our exposure to compliance and regulatory risks regarding the protection and dissemination of such information.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of personal information, including the California Confidentiality of Medical Information Act. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations. Additionally, these laws may be similar to or even more protective than, and may not be preempted by, HIPAA and other federal privacy laws, particularly with respect to highly sensitive personal information involving behavioral health or sexually transmitted disease. The privacy and data protection laws in many states in which we operate are more restrictive than HIPAA and/or may apply more broadly than HIPAA. For example, the California Consumer Privacy Act of 2018 (“CCPA”) protects the personal information of California consumers regardless of the location of the business holding the information. The CCPA went into effect on January 1, 2020. Additionally, the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023, expands upon the rights and requirements implemented through the CCPA. The CPRA significantly modifies the CCPA, requiring the Company to incur additional costs and expenses and modify certain of our privacy practices. Virginia has similarly adopted a comprehensive privacy law, the Consumer Data Protection Act, which also took effect January 1, 2023. Colorado, Connecticut, and Utah have also passed comprehensive privacy laws, each which will take effect either in July or December of 2023. While these new state privacy laws emulate the CCPA/CPRA in many respects, each has requirements that will require particular assessment for compliance.

Where state laws are more protective than HIPAA or apply more broadly than HIPAA, we must comply with the state laws to which we are subject. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. We expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future; state laws are changing rapidly, numerous states are currently reviewing legislation that is similar to the CCPA and/or CPRA, and there is discussion of a new federal privacy law or federal breach notification law.

Additionally, we are subject to the General Data Protection Regulation (“GDPR”) as implemented in the United Kingdom (the “UK GDPR”). The GDPR became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The United Kingdom completed its withdrawal from the EU on January 31, 2020 in a process known as “Brexit,” and following the expiry of the Brexit transition period, which ended on December 31, 2020, the UK GDPR has been implemented in the United Kingdom. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers. If adopted by the EU, such framework is set to take effect in 2023.

Marketing

We are building a trusted brand focused on empowering consumers to feel great by providing modern personalized health and wellness experiences to consumers to address their health and wellness needs. From our launch, we have used a diverse marketing strategy to reach our customers. We advertise on digital media, social media, television, radio, out-of-home media, and various other media channels. We believe advertising in a diversified set of media channels is important to prevent overreliance on any single channel and to maximize the exposure of our brands to our desired customers. We also reach our customers through our own social media accounts, press coverage and public relations, internally developed educational and lifestyle content, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. This overall strategy drives significant customer traffic to our platform, including direct type-in traffic and organic online search traffic.

Our marketing strategy is underpinned by a focus on analytics and data. We have built our team and systems to measure consumer behavior, including which types of consumers generate more revenue in their first purchase, generate more revenue over time, generate more gross profit from their purchases, and which types of consumers are most valuable over their lifetime. We also rigorously measure the effectiveness of our marketing budgets and the rate of return we generate from our marketing campaigns. The marketing team is accountable for driving a sufficient rate of return from their budgets. We view our marketing capabilities as a core strength of the Company and a key differentiator in the market.

Human Capital Management

People and Culture

At Hims & Hers, we are focused on providing an exceptional experience to our employees, while focusing on serving our customers. Our team is central to our mission to transform the health and wellness industry and to help the world feel great through the power of better health. We believe that celebrating multiple approaches and perspectives allows us to better meet the challenge of providing access to people-centered, more personalized health and wellness solutions. We continue to look for intentional ways to expand our programs and initiatives to not only attract, develop, and retain top talent, but also to center the well-being of our people.

We strive to hire the best and brightest talent across the industry with a focus on individuals determined to improve access to health and wellness solutions for millions. As of December 31, 2022, our team was comprised of 651 full-time employees across various functions.

We took prompt action to protect our employees’ health in response to the COVID-19 pandemic, including closing our offices in March 2020 and shifting to an official remote-first policy in June 2020. We have heavily invested in the software, tools, and culture that allow our company to be a leading force in the new remote-work environment. Not only has this allowed us to maintain and enhance our commitment to quality, our management team believes it has also provided a real competitive advantage by attracting diverse talent and garnering new geographic exposure. Because we prioritize hiring team members with a variety of lived experiences, we believe we get the benefit of more multi-faceted and nuanced insight into the customers we serve. This also ensures that our internal community reflects our vision for an equity-centered, inclusive workforce.

We aim to create an environment of mutual trust, confidence, and inclusion to provide opportunity for growth and recognition, with the ultimate goal of helping more customers feel great through providing access to better health and wellness solutions. We are a company with a growth mindset. To that end, we gauge our employees’ level of engagement and satisfaction through annual engagement surveys. We leverage these surveys to gather information to ensure we hear directly from our employees on their personal work experiences and how we can continue working to manifest our value set. We evaluate the data obtained through employee feedback to architect learning pathways and experiences that are truly valuable to our employees. For example, in 2022 we launched people manager training and labs as well as effective communication training across the organization. We are continually working to improve our process and policies to align with our growing and evolving workforce.

Further, we have committed to, and formalized, employee development programs that are focused on feedback, coaching and employee development. Programming includes a formalized performance review process that includes a self-evaluation process and a manager self-evaluation process, together with training and resources on how to approach these evaluations.

We also offer our employees a holistic total rewards package with premier benefit and well-being programs intended to fit the needs of our employees and their family members. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, employee assistance programs, short-term and long-term disability coverage, and life insurance. We also offer a 401(k) Savings Plan and the ability to participate in our Employee Stock Purchase Plan to all U.S. employees. In addition, the majority of our employees are eligible for equity awards, depending on function, to align incentives and provide the opportunity to share in the Company’s financial success. Additionally, our paid time off programs enable and encourage our workforce to enjoy personal time away from their job responsibilities. We also offer generous parental leave benefits for eligible employees.

Commitment to highest standards of provider quality

In addition to our employees, as of December 31, 2022, 542 medical providers located throughout all 50 states in the U.S. provided services on the Hims & Hers platform through the Affiliated Medical Groups. These medical professionals adhere to a rigorous set of assessments and all credentials, licenses, and qualifications are cross-checked against federal, state, and other agencies. The Affiliated Medical Groups implement comprehensive processes, including written testing, to ensure adequate clinical skill and quality. Testing results are reviewed by an advisory board of physicians, with only the most qualified applicants approved by the Affiliated Medical Groups to provide consultations on the Hims & Hers platform. This rigor in provider selection ensures a strong culture of high standards focused around improving health and wellness outcomes for our customers.

Competition

Consumers have historically accessed the healthcare system in the U.S. through an antiquated model focused around brick-and-mortar healthcare providers and cost coverage through commercial and government payor programs. At the same time, many consumers are not aware of the relative affordability, convenience, and accessibility of care through the use of telehealth. Much of our marketing efforts since our founding have thus focused on consumer education around these capabilities and the underlying conditions that providers on our platform can help treat. The relatively low (albeit rapidly increasing) penetration of telehealth implies that there is a significant market opportunity as consumers continue to shift their behavior.

While we believe there are currently no direct competitors that offer the full suite of solutions and direct-to-consumer touch points as we do, there are several companies that offer components of telehealth or address conditions that compete with our solutions.

•In direct-to-consumer health and wellness, we compete with traditional healthcare providers, pharmacies, and large retailers that sell non-prescription products, including, for example, nutritional supplements, dermatology products, and hair care treatments.

•In direct-to-consumer healthcare, our competition is largely fragmented and consists of many competitors that are smaller in scale and/or are more niche in focus with respect to the conditions they treat. Within parts of the sexual health and hair loss market, we also compete mostly with private organizations with similar product offerings for consumers and/or similar pharmacological capabilities, including compounding capabilities.

•In telehealth and health and wellness management, we compete with other providers that are larger in scale and generally provide telehealth on behalf of self-insured employers and insurance plans. Within parts of the behavioral health market, we also compete with public and private organizations with similar product offerings for consumers.

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

As of December 31, 2022, we held 19 registered trademarks in the U.S. and 135 in non-U.S. jurisdictions, and 27 pending trademarks in the U.S. and 99 in non-U.S. jurisdictions, including pending trademarks for our brand, Hims & Hers. We obtained our first registered trademark in December 2018 with the majority of our trademark registrations obtained between 2019 and 2022. Each trademark registration is due for renewal within ten years from the date of its respective registration date and may be renewed in ten year intervals thereafter. In addition, we have registered domain names for websites that we use in our business, such as www.forhims.com, www.forhers.com, www.forhims.co.uk and www.apostrophe.com. We hold no patents at this time.

Additional Information

Our website addresses are www.forhims.com, www.forhers.com, www.forhims.co.uk and www.apostrophe.com. We make available free of charge at the Investor Relations section of the forhims.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our websites is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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
•Our results of operations, as well as the performance of our key metrics, may fluctuate on a quarterly and annual basis, which may result in us failing to meet the expectations of industry and securities analysts or our investors.
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
•We operate in highly competitive markets and face competition from large, well-established healthcare providers, traditional retailers, pharmaceutical providers and technology companies with significant resources, and, as a result, we may not be able to compete effectively.
•Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.
•If the Affiliated Medical Groups are unable to attract and retain high-quality Providers to perform services on our platform, or if we are unable to develop or maintain satisfactory relationships with these Providers or the Affiliated Medical Groups, our business, financial condition, and results of operations may be materially and adversely affected.
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
•From time to time we are subject to legal proceedings in the ordinary course of business, which can include intellectual property disputes or claims relating to our marketing or sale of products, any of which may be costly to defend and could materially harm our business and results of operations.
•The COVID-19 pandemic has increased interest in and consumer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue as the pandemic declines.
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

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

In order to attract new customers and incentivize existing customers to purchase more of our offerings, we use social media, emails, text messages, celebrity influencers, and other marketing strategies to reach new and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Affiliated Pharmacies, and Partner Pharmacies, and to our ability to attract new customers, Providers, strategic partners, Affiliated Pharmacies and Partner Pharmacies. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, the Providers on our platform, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “–Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

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

In addition, our business model and the products and services we make available may be perceived by potential customers, Providers, suppliers, and partners to be less trustworthy or effective than traditional medical care or competitive telehealth options, and people may be unwilling to change their current health regimens or adopt our offerings. Consumers who have healthcare insurance coverage may not wish to use our platform to access healthcare services or products for which insurance reimbursement is not available. Moreover, we believe that Providers can be slow to change their treatment practices or approaches because of perceived liability risks or distrust of departures from traditional practice. Accordingly, we may face resistance to our offerings from brick-and-mortar Providers.

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

Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or cooperative relationships that may result in competitors with greater resources and access to potential customers. For example, we believe the COVID-19 pandemic may have caused various traditional healthcare providers to evaluate, and in some cases, pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

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

We have recently experienced a period of rapid growth in our operations and headcount. The historical revenue of Hims & Hers grew from $148.8 million for the year ended December 31, 2020, to $271.9 million for the year ended December 31, 2021, to $526.9 million for the year ended December 31, 2022. Our number of full-time employees has increased significantly over the last few years, from 181 employees as of December 31, 2020 to 651 employees as of December 31, 2022. We have also established operations in the U.K., launched the Affiliated Pharmacies dedicated to our operations, completed acquisitions of HHL and Apostrophe, and significantly increased the size of our customer base.

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to continue to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new products or features, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

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

The activities and quality of Providers treating our customers and pharmacies performing fulfillment and distribution, including any potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, products, solutions, technologies, and/or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions in the United States as well as in international markets. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create, unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of increasing inflation and related market and macroeconomic responses including interest rate increases, the ongoing COVID-19 pandemic and its related resurgences and variants, and the ongoing conflict arising out of the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, escalating inflation, supply chain issues and the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

The global COVID-19 pandemic and measures introduced by local, state, federal, and international jurisdictions to contain the virus and mitigate its public health effects have significantly impacted and may continue to significantly impact our industry and the global economy, and the ultimate and durable changes in government and consumer behavior resulting from the pandemic are still unknown and evolving.

The response to COVID-19 contributed to a steep increase in the use of telehealth across the industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how telehealth may be used in delivering care in certain jurisdictions. We do not know whether all of these regulatory changes will be permanent, or how long certain changes will remain in place. There has been renewed focus on telehealth among legislatures and regulators due to COVID-19 and the expanded use of telehealth that could result in regulatory changes inconsistent with or that place additional restrictions on our current business model or operations in certain jurisdictions. If consumer adoption of telehealth generally or our platform in particular materially decreases as the COVID-19 restrictions continue to be and remain lifted, or if reevaluation of existing laws in light of COVID-19 and its ongoing effects results in regulatory changes that limit our current activities, our industry, business, and results of operations could be adversely affected.

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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Affiliated Pharmacies to provide efficient fulfillment and distribution of prescription medication. Any interruption in the availability of a sufficient number of Providers or supply from our Partner Pharmacies or Affiliated Pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of Providers. Similarly, if we were to lose our relationship with one of our Affiliated Pharmacies or Partner Pharmacies, are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies or Affiliated Pharmacies, or one of the Affiliated Pharmacies or Partner Pharmacies was subject to regulatory or legal enforcement, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Affiliated Pharmacy or Partner Pharmacy is terminated, or any Affiliated Medical Group, Affiliated Pharmacy, or Partner Pharmacy experiences a disruption in operations, including as the result of regulatory or legal enforcement. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

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

XeCare, one of our Affiliated Pharmacies that is dedicated to our operations, launched in Ohio in 2021, and is in the process of obtaining licensure in additional geographies. We also acquired Apostrophe in July 2021, which has an Affiliated Pharmacy dedicated to its operations (Apostrophe Pharmacy). While the Affiliated Pharmacies operate exclusively in support of the Company, similar to the Affiliated Medical Groups, the Company does not directly own the Affiliated Pharmacies due to state-based regulatory considerations. Many states require advance notice and approval by the state’s board of pharmacy with respect to changes in ownership. These requirements could result in delays to an Affiliated Pharmacy obtaining licensure in a given jurisdiction or disruptions to our business in the event of a change of control with respect to an Affiliated Pharmacy, which could adversely affect our revenue or results of operations.

The operation of our Affiliated Pharmacies also subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; compounding of prescription medications; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities or any failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, or local law or regulation could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

Our payments system depends on third-party service providers and is subject to evolving laws and regulations.

We have engaged third-party service providers to perform underlying card processing, currency exchange, and identity verification. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to accept orders through the platform could be adversely affected and our business could be harmed. In addition, incorrect identity verification data with respect to our current or potential customers received from third-party service providers, including as a result of an individual customer providing untruthful or inaccurate information, has in the past and may in the future result in us inadvertently allowing access to our offerings, including treatments and medications, to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access our offerings, in each case based on inaccurate identity determination. These risks may subject us to disciplinary action, fines, lawsuits, and our reputation, business, financial condition and results of operations could be adversely affected. Further, if any of these third-party service providers increase the fees they charge us, our operating expenses could increase and if we respond by increasing the fees we charge to our customers, we could lose some of our customers.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our leadership team in the areas of marketing, legal and regulatory compliance, telehealth, operations, finance, public policy and government relations, people operations, investor relations, communications, and other general and administrative functions. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.

Our success depends in large part on our ability to attract and retain high-quality management in marketing, engineering, operations, healthcare, regulatory, legal, finance, accounting, and support functions. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

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

The healthcare industry is subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they have and will affect the healthcare industry as a whole and may impact customer use of the services we offer on our platform. The healthcare industry in general is also subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have adopted policies and procedures designed to comply with applicable laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from the ability to participate in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business and our financial condition.

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

Given our current operations and the current state of federal law, none of the Stark Law, the Anti-Kickback Law, or the False Claims Act should apply to our business. If the scope of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act changes or a state analog of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act includes a broader spectrum of activities than the respective federal statute, or if we change our business model to accept payments from third-party payors such as a government program, our failure to comply with such laws, or an allegation that we have not complied, could have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in public policy, including those that mandate or enhance healthcare coverage, could have a material adverse effect on our business, operations, and results of operations.

Our mission is to help the world feel great through the power of better health. It is reasonably possible that our business operations and results of operations could be materially adversely affected by public policy changes at the federal, state, or local level, which include mandatory or enhanced healthcare coverage. Such changes may present us with new marketing and other challenges, which may, for example, cause use of our products and services to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, financial condition, and results of operations may be materially adversely affected.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal the Health Care Reform Law, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—if we were to start accepting reimbursement from insurance providers or other third parties in the future, our business model could be impacted by healthcare reform whether or not we begin taking reimbursement or payments from third parties other than customers. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other international, federal, state and local requirements and if we or our third-party suppliers fail to comply with international, federal, state, and local requirements, our ability to fulfill customers’ orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, and shipping of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet, or changes to any international, federal, state, or local requirements attendant to the testing, production, distribution, labeling, packaging, handling, sales and marketing, continued safety and/or other aspects of a regulated product, including any changes to the interpretation or enforcement of such requirements, could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses or unapproved drugs or if the FDA determined that any of our compounded products do not meet the requirements for exemption under Section 503A of the FDCA.

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

We collect and transmit healthcare-related information to and from our customers, Providers on our platform, Affiliated Pharmacies and Partner Pharmacies in connection with the telehealth consultations conducted by the Providers and prescription medication fulfillment by our Affiliated Pharmacies and our Partner Pharmacies. If the data that we provide to our customers, Providers on our platform, Affiliated Pharmacies or Partner Pharmacies is incorrect or incomplete or if mistakes are made in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act, and these laws and regulations are rapidly evolving. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted disease. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the Affiliated Medical Groups, the Affiliated Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain in flux for the foreseeable future. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny.

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, a new privacy law, the California Privacy Rights Act (“CPRA”), became effective January 1, 2023. Virginia has similarly adopted a comprehensive privacy law, the Consumer Data Protection Act, which also took effect January 1, 2023. Colorado, Connecticut, and Utah have also passed comprehensive privacy laws, each of which will take effect either in July or December of 2023. While these new state privacy laws emulate the CCPA/CPRA in many respects, each has requirements that will require particular assessment for compliance. Further, additional states have proposed laws that could impose similar or more restrictive requirements.

Additionally, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The United Kingdom completed its withdrawal from the EU on January 31, 2020 in a process known as “Brexit,” and following the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers. If adopted by the EU, such framework is set to take effect in 2023.

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

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in material increased costs or loss of revenue.

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

From time to time, we are subject to legal proceedings in the ordinary course of business, which can include intellectual property disputes or claims related to our marketing or sale of products, any of which may be costly to defend and could materially harm our business and results of operations.

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through our Affiliated Pharmacies, and we, as well as our Affiliated Pharmacies, Affiliated Medical Groups, and Providers, may face allegations, litigation, and regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, including litigation, regulatory inquiries, investigations and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

Our business involves third-party medical Providers performing medical consultations and prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals, including compounded pharmaceuticals, by our Affiliated Pharmacies and Partner Pharmacies. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. In addition, the products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage, and errors in the dispensing and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including climate-related disasters or other extreme weather events such as earthquakes, fires, floods, hurricanes, tornadoes or tsunamis, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. If a climate-related disaster or other extreme weather event occurred in Arizona (which is prone to extreme weather events including extreme heat, drought and wildfires) or Ohio (which is prone to extreme weather events including extreme temperatures, rain and snow storms, and flooding), which are the locations of our two facilities and our two Affiliated Pharmacies, we could experience fulfillment and distribution delays, among other things, that could have an adverse impact on our results of operations. In addition, acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Further, even if our systems are not interrupted or our facilities are not affected from a catastrophic event, catastrophic events have the potential to impact our employees’ and service providers’ abilities to commute to work (in Ohio or Arizona) or to work stay connected effectively while working remotely.

Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems or those of our vendors or suppliers, including the Affiliated Pharmacies, were to fail or be negatively impacted as a result of a climate-related disaster or other catastrophic event, our ability to deliver our platform to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations could be harmed. We have implemented a disaster recovery program that allows us to move website and mobile application traffic to a backup site in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations, that may result from interruptions in access to our platform as a result of system failures.

Risks Related to Our Results of Operations and Additional Capital Requirements

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability on a net income basis.

We have incurred net losses on an annual basis since inception. We incurred net losses of $18.1 million, $107.7 million, and $65.7 million in the years ended December 31, 2020, 2021, and 2022, respectively. We had an accumulated deficit of $344.6 million as of December 31, 2022. For the quarter ended December 31, 2022, we incurred a net loss of $10.9 million while achieving profitability of $3.9 million on an Adjusted EBITDA basis. We expect our costs will increase in the foreseeable future and our losses may continue as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2020, 2021, and 2022. We may not generate positive cash flows from operations, achieve profitability on a net income basis, or maintain profitability on an Adjusted EBITDA basis in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

For example, U.S. and international regulators, investors and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. For example, new domestic and international laws and regulations relating to ESG matters, including climate change, cybersecurity, human capital, diversity and sustainability, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or other obligations. Our compliance with such laws and regulations will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. If our efforts to comply with new or existing laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Further, in addition to being costly and time-consuming, our ESG-related disclosures may not meet investor expectations or attract additional investments in the Company, which could result in a decrease in the market price for our Class A common stock.

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

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website and mobile application development and internal-use software costs, and judgements relating to impairment triggering events for long-lived assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

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

Certain U.S. state tax authorities may assert that we have state nexus and seek to impose state and local income taxes which could harm our results of operations.

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

Currently, nine of our eleven directors have been determined by our Board of Directors to be independent. We also have an independent compensation committee in addition to an independent audit committee. We do not have a nominating and corporate governance committee. The typical functions of this committee are addressed by our full Board of Directors. For as long as the “controlled company” exemption is available, our Board of Directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

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
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks, the ongoing COVID-19 pandemic or other pandemics, and acts of war or terrorism.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HIMS”.

Holders

On February 24, 2023, there were 148 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of Class A common stock through brokers, banks, or other nominees.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Nasdaq Internet Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 21, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. With the exception of certain 2020 operating expenses which were reclassified during 2022 and certain new key business metrics introduced in this Form 10-K, discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion includes forward-looking statements that involve risks and uncertainties as a result of many factors, including those factors set forth in, or incorporated by reference into, the section entitled “Risk Factors” in this Form 10-K. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical record system, digital prescriptions, and cloud pharmacy fulfillment. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

In addition, we also offer access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. Our products and services are available for purchase directly by customers on our websites and mobile applications. Additionally, Hims & Hers products can be found in tens of thousands of top retail locations in the United States.

Reclassifications

During the year ended December 31, 2022, we voluntarily reclassified certain operating expenses within the consolidated statements of operations and comprehensive loss. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on our previously reported financial position or results of operations. We elected the new presentation to provide additional granularity on our costs and to better align with management’s view of our operating results.

These classification changes are related to breaking out our previous selling, general, and administrative caption into three new captions entitled: (i) operations and support, (ii) technology and development, and (iii) general and administrative. The operations and support caption includes costs related to our supply chain, fulfillment, and customer support functions. The technology and development caption includes costs related to the operation and enhancement of our digital platform and product development. The general and administrative caption includes costs relating to our corporate functions, including personnel costs, professional services, insurance, depreciation and amortization relating to corporate operating activities, and other general corporate costs.

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue.

The limitations our key business metrics have as an analytical tool include: (i) they might not accurately predict our future financial results pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”); and (ii) other companies, including companies in our industry, may calculate our key business metrics or similarly titled measures differently, which reduces their usefulness as comparative measures.

As our business grows and evolves, we continually and strategically review our key metrics. Beginning with this Annual Report on Form 10-K, we commenced reporting “Subscribers” and “Monthly Online Revenue Per Average Subscriber” as additional key business metrics (as defined below). As a result of broadening the number of health and wellness categories the Company serves, we believe it is important to measure the holistic relationship that we have with our customers. Additionally, the recurring nature of our revenue necessitates the need for metrics that provide greater visibility into both the breadth and engagement of users on our platform. We believe Subscribers represent a more accurate reflection of the number of distinct users that we have on our platform relative to the number of subscriptions, and beginning with the three months ending March 31, 2023, we anticipate no longer reporting “Subscriptions” as a key business metric. Monthly Online Revenue per Average Subscriber reflects how users’ engagement with products across our platform is evolving. These changes are intended to better align our key business metrics with our internal priorities and business plans.

Brief descriptions of our key business metrics, beginning with our new metrics, are provided below.

“Subscribers” are customers who have one or more Subscriptions pursuant to which they have agreed to be automatically billed on a recurring basis at a defined cadence.

“Monthly Online Revenue per Average Subscriber” is defined as Online Revenue divided by “Average Subscribers”, which amount is then further divided by the number of months in a period. “Average Subscribers” are calculated as the sum of the Subscribers at the beginning and end of a given period divided by 2.

“Online Revenue” represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to U.S. GAAP, primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites and mobile applications. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them.

“Wholesale Revenue” represents non-prescription product sales to retailers through wholesale purchasing agreements. We sell only non-prescription products to wholesale partners. In addition to being revenue generative and profitable, wholesale partnerships have the added benefit of generating brand awareness with new customers in physical environments.

“Subscriptions” are defined as the number of customer agreements where the customer has agreed to be automatically billed on a recurring basis at a defined cadence. The billing cadence is typically defined as a number of months (for example, billed every month or every three months). Subscriptions are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscription billing is preferred by many of our customers because most of the products and services we make available are most effective when taken consistently and continuously. Customers can cancel subscriptions in between billing periods to stop receiving additional products and services and can reactivate subscriptions to continue receiving additional products and services. Subscriptions are sometimes also referred to by us as “subscription memberships” or “memberships.”

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the years ended December 31, 2022, 2021, and 2020, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Subscription, Net Orders, and AOV), and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Year Ended December 31,
	2022	Change	% Change	2021	Change	% Change	2020

Online Revenue	$502,507	$243,337	94%	$259,170	$118,442	84%	$140,728
Wholesale Revenue	24,409	11,701	92%	12,708	4,679	58%	8,029
Total revenue	$526,916	$255,038	94%	$271,878	$123,121	83%	$148,757

Subscribers (end of period)	1,040	486	88%	554	264	91%	290
Monthly Online Revenue per Average Subscriber	$53	$2	4%	$51	$1	2%	$50

Subscriptions (end of period)	1,116	507	83%	609	297	95%	312
Net Orders	6,122	2,618	75%	3,504	1,225	54%	2,279
AOV	$82	$8	11%	$74	$12	19%	$62

We generated $502.5 million in Online Revenue for the year ended December 31, 2022, an increase of $243.3 million, or 94%, as compared to $259.2 million for the year ended December 31, 2021. Growth in Online Revenue for the year ended December 31, 2022 was primarily driven by growth in Subscribers, from whom we generated recurring and stable Monthly Online Revenue per Average Subscriber, as well as a full year of revenue for both Honest Health Limited, which was acquired in June 2021 and is now Hims & Hers UK Limited (“HHL”), and YoDerm, Inc. (“Apostrophe”), which was acquired in July 2021.

We generated $24.4 million in Wholesale Revenue for the year ended December 31, 2022, an increase of $11.7 million, or 92%, as compared to $12.7 million for the year ended December 31, 2021. This increase was primarily due to the addition of new retail partners in the fourth quarter of 2021 and throughout 2022, which increased the overall volume of wholesale orders. Wholesale Revenue has trended upward historically but can fluctuate on a quarter-to-quarter basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 88% to approximately 1,040,000 as of December 31, 2022 as compared to approximately 554,000 Subscribers as of December 31, 2021. Subscriptions grew 83% to approximately 1,116,000 as of December 31, 2022 as compared to approximately 609,000 Subscriptions as of December 31, 2021. Growth in Subscribers and Subscriptions for the year ended December 31, 2022 was driven by increased marketing expenses, increased traffic to our platform (through our websites and mobile applications), and increased customer conversion rates from improved onsite and customer onboarding experiences. Subscribers grew 91% to approximately 554,000 as of December 31, 2021 as compared to approximately 290,000 Subscribers as of December 31, 2020. Growth in Subscribers for the year ended December 31, 2021 was driven by increased customer conversion rates from improved onsite and customer onboarding experiences, increased customer engagement with our marketing campaigns, increased retention rates of existing Subscribers and increased marketing expenses and the addition of Subscribers from the acquisitions of Apostrophe and HHL. Monthly Online Revenue per Average Subscriber grew 4% to $53 for the year ended December 31, 2022 as compared to $51 for the year ended December 31, 2021. Monthly Online Revenue per Average Subscriber grew 2% to $51 for the year ended December 31, 2021 as compared to $50 for the year ended December 31, 2020. The Monthly Online Revenue per Average Subscriber has remained relatively stable as a result of recurring and predictable uptake of our offerings by Subscribers.

As a result of growth in Subscribers and Subscriptions, we generated approximately 6.1 million Net Orders for the year ended December 31, 2022, an increase of 75% as compared to approximately 3.5 million Net Orders for the year ended December 31, 2021. For the year ended December 31, 2022, AOV was $82, an increase of 11% compared to $74 for the year ended December 31, 2021. AOV growth for the year ended December 31, 2022 was driven by higher price points from product bundles with product mixes shifting towards higher priced items and longer duration multi-month Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a monthly cadence, we offer Subscribers the ability to select from a range of multi-month Subscription shipment cadences, from every two to twelve months, depending on the product. The Subscriber is billed upon each shipment. Subscribers can cancel subscriptions in between billing periods to stop receiving additional products and can reactivate subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by customers have contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for multi-month Subscriptions, we may incur shipping and fulfillment expenses two or four times per year (for six-month and three-month Subscription cadences, respectively) versus twelve times per year for monthly Subscriptions. The customer uptake of multi-month Subscriptions results in lower recurring costs and higher gross margins as compared to monthly Subscriptions.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers, including changes to privacy laws that could impact customer acquisition costs.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through Subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. We expect to retain a majority or a higher percentage of revenue from Subscribers who have maintained a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. The ability of our Subscribers to continue to pay for our products and services will also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment and operating capabilities, including our Affiliated Pharmacies (as defined below) and warehousing facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we expect to make investments in the expansion of our current facilities over the next two years. Additionally, we expect to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. This includes investments in personalized product offerings, including in our compounding capabilities. This also includes further investments in and development of mobile phone technology, including our mobile applications, in order to improve the customer experience on our platform. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into new categories

We expect to continue to expand into new health and wellness categories with our offerings. Category expansion allows us to increase the number of health and wellness consumers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new health and wellness categories has required and will continue to require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new health and wellness categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which includes (i) acquisition professional services; and (ii) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses), impairment of long-lived assets, income taxes, change in fair value of liabilities, net interest, one-time Merger bonuses and warrant expense, and amortization of debt issuance costs. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020

Revenue	$526,916	$271,878	$148,757

Net loss	(65,678)	(107,659)	(18,114)
Stock-based compensation	42,817	67,211	5,831
Depreciation and amortization	7,474	4,075	1,057
Acquisition-related costs	1,192	8,105	—
Impairment of long-lived assets	1,127	—	—
(Benefit) provision for income taxes	(31)	(3,136)	127
Change in fair value of liabilities	(70)	(3,802)	3,101
Interest (income) / expense, net	(2,610)	(390)	(438)
Merger bonuses	—	5,219	—
Warrant expense in connection with Merger	—	154	—
Amortization of debt issuance costs	—	144	322
Adjusted EBITDA	$(15,779)	$(30,079)	$(8,114)

Net loss as a % of revenue	(12)%	(40)%	(12)%
Adjusted EBITDA margin	(3)%	(11)%	(5)%

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

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. Foreign operations are immaterial to the consolidated financial statements. The consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities for which we are the primary beneficiary. The variable interest entities are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our consolidated financial statements as if the consolidated group were a single economic entity.

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

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property and equipment are considered to be operating expenses and are excluded from cost of revenue.

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

General and administrative expenses

General and administrative expenses (“G&A”) include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our executive, legal, human resources, finance, brand strategy, and other corporate functions. These expenses also include operating expenses primarily relating to general and administrative functions for insurance, third-party software and hosting to support those functions, related depreciation and amortization, and other general corporate costs. We expect G&A to increase for the foreseeable future as we increase headcount with the growth of our business. However, we anticipate G&A will decrease as a percentage of revenue over the long term, in part due to our expected execution of disciplined headcount growth, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income (expense)

Other income (expense) primarily consists of the change in fair value of liabilities, as well as interest income from our cash and cash equivalents and investment accounts. Additionally, other income (expense) includes non-operating and one-time charges classified outside of operating expenses and interest expense related to our past borrowing arrangements with a leading financial institution, which have been paid in full.

Benefit (provision) for income taxes

The benefit (provision) for income taxes primarily consists of state taxes and change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the years ended December 31, 2022, 2021, and 2020

The following table sets forth our consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020 and the dollar and percentage change between the three periods (dollars in thousands):

	Year Ended December 31,
	2022	Change	% Change	2021	Change	% Change	2020

Revenue	$526,916	$255,038	94%	$271,878	$123,121	83%	$148,757
Cost of revenue	118,194	50,810	75%	67,384	28,077	71%	39,307
Gross profit	408,722	204,228	100%	204,494	95,044	87%	109,450
Operating expenses:(1)
Marketing	272,587	136,685	101%	135,902	76,913	130%	58,989
Operations and support	77,403	29,810	63%	47,593	19,257	68%	28,336
Technology and development	29,237	6,858	31%	22,379	11,141	99%	11,238
General and administrative	98,192	(15,470)	(14)%	113,662	87,631	337%	26,031
Total operating expenses	477,419	157,883	49%	319,536	194,942	156%	124,594
Loss from operations	(68,697)	46,345	(40)%	(115,042)	(99,898)	660%	(15,144)
Other income (expense):
Change in fair value of liabilities	70	(3,732)	(98)%	3,802	6,903	*	(3,101)
Other income, net	2,918	2,473	556%	445	187	72%	258
Total other income (expense), net	2,988	(1,259)	(30)%	4,247	7,090	*	(2,843)
Loss before income taxes	(65,709)	45,086	(41)%	(110,795)	(92,808)	516%	(17,987)
Benefit (provision) for income taxes	31	(3,105)	(99)%	3,136	3,263	*	(127)
Net loss	$(65,678)	$41,981	(39)%	$(107,659)	$(89,545)	494%	$(18,114)
*______________
(*)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Marketing	$4,648	$9,664	$1,172
Operations and support	2,684	2,735	155
Technology and development	4,327	4,481	269
General and administrative	31,158	50,331	4,235
Total stock-based compensation expense	$42,817	$67,211	$5,831

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Year Ended December 31,
	2022	2021	2020

Revenue	100%	100%	100%
Cost of revenue	22%	25%	26%
Gross profit	78%	75%	74%
Operating expenses:
Marketing	52%	50%	40%
Operations and support	15%	17%	19%
Technology and development	6%	8%	8%
General and administrative	18%	42%	17%
Total operating expenses	91%	117%	84%
Loss from operations	(13)%	(42)%	(10)%
Other income (expense):
Change in fair value of liabilities	—%	1%	(2)%
Other income, net	1%	—%	—%
Total other income (expense), net	1%	1%	(2)%
Loss before income taxes	(12)%	(41)%	(12)%
Benefit (provision) for income taxes	—%	1%	—%
Net loss	(12)%	(40)%	(12)%

Revenue

Revenue was $526.9 million for the year ended December 31, 2022 compared to $271.9 million for the year ended December 31, 2021, an increase of $255.0 million, or 94%. For detailed discussion of this increase, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $118.2 million for the year ended December 31, 2022, compared to $67.4 million for the year ended December 31, 2021, an increase of $50.8 million, or 75%. This increase was primarily due to increased costs associated with medical consultation services of 97%, increased shipping costs of 74%, and increased product and packaging costs of approximately 67%. These increases were due to overall increased business activity with the addition of new Subscribers, as well as a full year of operations for both HHL and Apostrophe for the year ended December 31, 2022.

Gross profit was $408.7 million for the year ended December 31, 2022 compared to $204.5 million for the year ended December 31, 2021, an increase of $204.2 million or 100%. Correspondingly, gross margin was 78% for the year ended December 31, 2022 compared to 75% for the year ended December 31, 2021. The increase in gross margin for the year ended December 31, 2022 was primarily due to lower product and packaging costs as a percent of revenue as a result of fulfilling greater order volume by Affiliated Pharmacies at lower costs as compared to third-party pharmacies. This increase was partially offset by including a full year of operations for both HHL and Apostrophe for the year ended December 31, 2022.

Marketing expenses

Marketing expenses were $272.6 million for the year ended December 31, 2022, compared to $135.9 million for the year ended December 31, 2021, an increase of $136.7 million or 101%. The most significant component of marketing expenses is customer acquisition costs, which increased to $230.4 million for the year ended December 31, 2022, compared to $99.1 million for the year ended December 31, 2021, an increase of $131.3 million or 132%. The increase in customer acquisition costs was a result of management’s decision to increase investment in display, search, and linear and streaming television marketing, as we continue to identify opportunities to drive new customer growth, as well as the customer acquisition costs associated with a full year of the operations of HHL and Apostrophe for the year ended December 31, 2022.

Operations and support

Operations and support expenses were $77.4 million for the year ended December 31, 2022, compared to $47.6 million for the year ended December 31, 2021, an increase of $29.8 million or 63%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $12.3 million, an increase in order fulfillment, transaction processing, and selling costs of $9.0 million, an increase in professional services of $5.0 million, and depreciation, amortization, and technology costs of operations and support functions of $1.8 million.

Operations and support expenses were $47.6 million for the year ended December 31, 2021, compared to $28.3 million for the year ended December 31, 2020, an increase of $19.3 million or 68%. The increase in operations and support was primarily driven by an increase in employee compensation (excluding stock-based compensation) of $8.1 million, an increase in order fulfillment, transaction processing, and selling costs of $5.2 million, an increase in stock-based compensation of $2.6 million, and an increase in depreciation, amortization, and technology costs of operations and support functions of $1.7 million.

Technology and development

Technology and development expenses were $29.2 million for the year ended December 31, 2022, compared to $22.4 million for the year ended December 31, 2021, an increase of $6.9 million or 31%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (excluding stock-based compensation) of $5.3 million and an increase in depreciation, amortization, and technology costs of $2.8 million. These costs were partially offset by a decrease in product development costs of $1.3 million, which primarily resulted from one-time costs incurred during the third quarter of 2021.

Technology and development expenses were $22.4 million for the year ended December 31, 2021, compared to $11.2 million for the year ended December 31, 2020, an increase of $11.1 million or 99%. The increase in technology and development expenses were primarily driven by an increase in stock-based compensation of $4.2 million, an increase in employee compensation (excluding stock-based compensation) of $4.1 million, an increase in product development costs of $1.6 million, and an increase in depreciation, amortization, and technology costs of $1.2 million.

General and administrative

General and administrative expenses were $98.2 million for the year ended December 31, 2022, compared to $113.7 million for the year ended December 31, 2021, a decrease of $15.5 million or 14%. The decrease in general and administrative expenses was primarily driven by a decrease in stock-based compensation of $19.2 million. The decrease in stock-based compensation was attributable to the expenses incurred during the year ended December 31, 2021 related to the earn-out consideration issued as part of the Merger (as defined in Note 1 – Organization to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) as well as the recognition of expense related to stock options granted to the Chief Executive Officer and vesting of restricted stock units, which were both contingent upon the achievement of a liquidity event that was satisfied upon the closing of the Merger. All of these resulted in either one-time expenses or cumulative catch-up expense as a result of the Merger. In the year ended December 31, 2021, we also incurred $5.2 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger. Additionally, for the year ended December 31, 2022, the decrease in general and administrative expenses was attributable to acquisition fees of $6.9 million related to the Merger in 2021. These decreases were partially offset by an increase in employee compensation (excluding stock-based compensation) of $8.5 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $3.8 million, an increase in insurance premiums of $1.3 million, and an increase in corporate events and travel costs of $1.0 million. Even though employee compensation increased year over year, it resulted in a decrease in general and administrative expenses as a percent of revenue due in part to the Company’s execution of disciplined headcount growth.

General and administrative expenses were $113.7 million for the year ended December 31, 2021, compared to $26.0 million for the year ended December 31, 2020, an increase of $87.6 million, or 337%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $46.1 million. The increase in stock-based compensation was primarily attributable to the expenses incurred during the year ended December 31, 2021 for either one-time expenses or cumulative catch-up expense as a result of the Merger as discussed above. In the year ended December 31, 2021, we also incurred $5.2 million of bonus expense almost entirely as a result of the previously disclosed transaction bonus related to the Merger. Furthermore, for the year ended December 31, 2021, the increase in general and administrative expenses was also attributable to an increase in employee compensation (excluding stock-based compensation) of $9.9 million, an increase in professional services of $8.3 million, an increase in insurance premiums of $7.2 million, an increase in acquisition fees of $6.9 million, and an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $4.1 million.

Other income

Other income was $3.0 million for the year ended December 31, 2022, compared to $4.2 million for the year ended December 31, 2021, a decrease of $1.3 million. The change was driven primarily by a decrease in the gain from the change in fair value of liabilities of $3.7 million, partially offset by an increase in interest income of $2.2 million.

Benefit (provision) for income taxes

Benefit for income taxes was less than $0.1 million for the year ended December 31, 2022 compared to $3.1 million for the year ended December 31, 2021. The change was primarily due to the partial release of valuation allowance totaling $3.1 million in the third quarter of 2021 as a result of the tax liability recorded for the Apostrophe acquisition, serving as a source of income for existing tax assets.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity are cash and cash equivalents in the amount of $46.8 million, which are invested in money market funds and government bonds, and investments in the amount of $132.9 million, which are invested in corporate bonds, as well as government and government agency securities.

During the year ended December 31, 2022, we made payments for the Apostrophe acquisition earn-out payable totaling $42.8 million, with such payment amounts determined in fiscal year 2021 in accordance with the terms of the related acquisition agreement. The Apostrophe earn-out payments totaling $42.8 million are recorded: (i) $10.1 million within operating activities; and (ii) $32.7 million within financing activities on the consolidated statements of cash flows. No further earn-out payments are due under the Apostrophe acquisition agreement.

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary or other macroeconomic factors. We completed two acquisitions in 2021 and expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net cash used in operating activities	$(26,531)	$(34,412)	$(2,479)
Net cash provided by (used in) investing activities	34,699	(156,268)	(39,701)
Net cash (used in) provided by financing activities	(33,127)	235,043	47,742

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash used in operating activities was $26.5 million for the year ended December 31, 2022. The most significant component of our cash used was a net loss of $65.7 million. This included non-cash expense related to stock-based compensation of $42.8 million, depreciation and amortization of $7.5 million, and impairment of long-lived assets of $1.1 million. In addition, a net cash outflow totaling $14.2 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease in earn-out payable of $10.2 million, an increase in inventory of $8.0 million, an increase in prepaid expenses of $6.3 million, and a decrease in deferred revenue of $1.7 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $13.6 million.

Net cash used in operating activities was $34.4 million for the year ended December 31, 2021. The most significant component of our cash used was a net loss of $107.7 million. This included non-cash expense related to stock-based compensation of $67.2 million, depreciation and amortization of $4.1 million, net amortization on securities of $2.2 million, and non-cash acquisition-related costs of $1.2 million. Non-cash expense was partially offset by non-cash income of $3.8 million related to the change in fair value of liabilities and benefit for deferred taxes of $3.4 million. In addition, a net cash inflow totaling $3.5 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $10.1 million, a decrease in prepaid expenses of $3.2 million, and an increase in deferred revenue of $1.4 million. This inflow was partially offset by an increase in inventory of $9.6 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as acquisitions, investment in website and mobile application development and internal-use software, and purchases of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2022 was $34.7 million, which was primarily due to net investment cash inflows of $42.4 million, partially offset by investments in website development and internal-use software, including investment in our mobile technology of $4.5 million, and purchases of property, equipment, and intangible assets of $2.7 million.

Net cash used in investing activities for the year ended December 31, 2021 was $156.3 million, which was primarily due to net investment cash outflows of $104.8 million, as well as acquisition of businesses, net of cash acquired, of $46.5 million and website development and internal-use software, including investment in our mobile technology of $4.2 million.

Cash flows from financing activities

Net cash used in financing activities for the year ended December 31, 2022 was $33.1 million, which was primarily due to payments for earn-out consideration for acquisitions of $32.7 million and payments for taxes related to net share settlement of equity awards of $3.9 million, partially offset by proceeds from the exercise of stock options of $2.2 million and proceeds from employee stock purchase plan of $1.2 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out liabilities related to an acquisition, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of December 31, 2022 were $10.1 million, of which $3.1 million was payable within 12 months.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

On an ongoing basis, we evaluate our estimates, judgements, and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue recognition

Our consolidated revenue primarily comprises online sales of health and wellness products and services through our websites and mobile applications, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services provided by Affiliated Medical Groups. Additionally, we offer a range of health and wellness products through wholesale partners.

For Online Revenue, we define our customer as an individual who purchases products or services through our websites or mobile applications. For Wholesale Revenue, we define our customer as a wholesale partner, with the exception of consignment arrangements, where our customer is defined as an individual who purchases products through certain third-party platforms. The transaction price in our contracts with customers is the total amount of consideration to which we expect to be entitled in exchange for transferring products or services to the customer.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which we separately sell the products and services, as well as market and cost plus estimates.

To fulfill our promise to customers for contracts that include professional medical consultations, we maintain relationships with various Affiliated Medical Groups and Providers. We account for service revenue as a principal in the arrangement with our customers. This conclusion is reached because (i) we determine which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) we are primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) we incur costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) we, at our sole discretion, set all listed prices charged on our websites and mobile applications for products and services.

Additionally, to fulfill our promise to customers for contracts that include sale of prescription products, we maintain relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) Affiliated Pharmacies. The Partner Pharmacies and the Affiliated Pharmacies fill prescription orders for customers who have received a prescription from a prescribing Provider through our websites and mobile applications. We account for prescription product revenue as a principal in the arrangement with our customers. This conclusion is reached because (i) we have sole discretion in determining which Partner Pharmacy or Affiliated Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies and Affiliated Pharmacies fill the prescription based on fulfillment instructions provided by us, including using our branded packaging for generic products; (iii) we are primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) we are responsible for refunds of the prescription medication after transfer of control to the customer; and (v) we, at our sole discretion, set all listed prices charged on our websites and mobile applications for products and services.

We estimate refunds using the expected value method primarily based on historical refunds granted to customers. We update our estimate at the end of each reporting period and recognize the estimated amount as contra-revenue with a corresponding refund liability. Sales, value-added, and other taxes are excluded from the transaction price and, therefore, from revenue.

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

Any acquired assets from a business combination including intangible assets subject to amortization are continuously monitored and reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $179.6 million and $247.3 million as of December 31, 2022 and 2021, respectively, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds, government bonds, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the years ended December 31, 2022, 2021, and 2020 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Hims & Hers Health, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hims & Hers Health, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Impairment indicators for certain trade name intangible assets

As discussed in Note 8 to the consolidated financial statements, the carrying value of the Company’s trade name intangible assets was $19.7 million as of December 31, 2022. Long-lived assets, including trade name intangible assets, are reviewed for potential impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset may not be recoverable.

We identified the evaluation of triggering events that indicate the carrying amount of certain trade name intangible assets may not be recoverable as a critical audit matter. Challenging auditor judgment was required to assess the Company’s identification and evaluation of indicators of potential impairment. Specifically, judgments included the identification and evaluation of potential quantitative and qualitative impairment indicators, including demand for the certain asset group’s products and services, profitability, and other business factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s identification and evaluation of triggering events for long-lived assets, including certain trade name intangible assets. We evaluated the Company’s triggering event identification and assessment, including the demand for the certain asset group’s products and services and profitability, by:

•inspecting actual operating results and budgets in comparison with financial projections made by the Company at the time the certain asset group was acquired to identify underperformance
•considering relevant analyst reports
•inquiring of Company officials regarding future plans for the certain asset group
•reading board of directors’ meetings minutes to identify other business factors that might impact the evaluation of triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 27, 2023

Hims & Hers Health, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$46,772	$71,784
Short-term investments	132,853	175,490
Inventory	21,562	13,558
Prepaid expenses and other current assets	15,408	9,073
Total current assets	216,595	269,905
Restricted cash	856	856
Goodwill	110,881	110,881
Intangibles, net	21,841	25,890
Operating lease right-of-use assets	4,936	5,111
Other long-term assets	11,232	7,942
Total assets	$366,341	$420,585
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,363	$19,640
Accrued liabilities	12,448	12,194
Deferred revenue	1,472	3,188
Earn-out payable	—	42,834
Operating lease liabilities	1,658	1,365
Total current liabilities	47,941	79,221
Operating lease liabilities	3,649	4,117
Earn-out liabilities	2,975	1,999
Other long-term liabilities	35	629
Total liabilities	54,600	85,966
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 200,051,689 and 196,414,363 shares issued and outstanding as of December 31, 2022 and 2021, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of December 31, 2022 and 2021	21	20
Additional paid-in capital	656,626	613,687
Accumulated other comprehensive loss	(277)	(137)
Accumulated deficit	(344,629)	(278,951)
Total stockholders' equity	311,741	334,619
Total liabilities and stockholders' equity	$366,341	$420,585
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of
Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$526,916	$271,878	$148,757
Cost of revenue	118,194	67,384	39,307
Gross profit	408,722	204,494	109,450
Operating expenses:
Marketing	272,587	135,902	58,989
Operations and support	77,403	47,593	28,336
Technology and development	29,237	22,379	11,238
General and administrative	98,192	113,662	26,031
Total operating expenses	477,419	319,536	124,594
Loss from operations	(68,697)	(115,042)	(15,144)
Other income (expense):
Change in fair value of liabilities	70	3,802	(3,101)
Other income, net	2,918	445	258
Total other income (expense), net	2,988	4,247	(2,843)
Loss before income taxes	(65,709)	(110,795)	(17,987)
Benefit (provision) for income taxes	31	3,136	(127)
Net loss	(65,678)	(107,659)	(18,114)
Other comprehensive loss	(140)	(126)	(13)
Total comprehensive loss	$(65,818)	$(107,785)	$(18,127)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.32)	$(0.58)	$(0.51)
Weighted average shares outstanding:
Basic and diluted	204,516,120	186,781,537	35,353,809
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Mezzanine Equity and Stockholders' Equity (Deficit)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Redeemable Class A Common Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	84,514,191	$186,741	737,058	$4,500	51,588,459	$5	$13,378	$2	$(153,178)	$(139,793)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $0.1 million	7,472,062	51,900	—	—	—	—	—	—	—	—
Exercise of Series C redeemable convertible preferred stock warrants	1,341,865	11,321	—	—	—	—	—	—	—	—
Exercise of Class A common stock warrants	—	—	—	—	1,051,206	—	561	—	—	561
Exercise of vested stock options	—	—	—	—	167,655	—	123	—	—	123
Early exercise of unvested stock options	—	—	—	—	17,924	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	—	—	31	—	—	31
Forfeiture of unvested early-exercised shares	—	—	—	—	(595,196)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,831	—	—	5,831
Expiration of the Class A common stock redemption right	—	—	(737,058)	(4,500)	737,058	—	4,500	—	—	4,500
Other comprehensive loss	—	—	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	—	—	(18,114)	(18,114)
Balance as of December 31, 2020	93,328,118	249,962	—	—	52,967,106	5	24,424	(11)	(171,292)	(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	—	—	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of redeemable convertible preferred stock to common stock	(93,121,607)	(249,837)	—	—	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	—	—	1,867,380	—	21,679	—	—	21,679
Issuance of common stock upon Merger, net of transaction costs of $18.7 million	—	—	—	—	24,142,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	—	—	7,500,000	1	74,999	—	—	75,000
Warrant expense in connection with Merger	—	—	—	—	—	—	154	—	—	154
Issuance of Merger earn-out shares to common stockholders	—	—	—	—	14,153,520	1	—	—	—	1
Issuance of common stock for acquisition of businesses	—	—	—	—	8,699,815	1	52,613	—	—	52,614
Exercise of vested stock options	—	—	—	—	1,382,978	1	1,258	—	—	1,259
Vesting of early exercised stock options, net of cancelations	—	—	—	—	(2,812)	—	227	—	—	227
Stock-based compensation	—	—	—	—	—	—	67,767	—	—	67,767
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	—	—	1,189,786	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(5,998)	—	—	(5,998)
Issuance of common stock upon Class A common stock warrant redemption	—	—	—	—	1,958,615	—	16,967	—	—	16,967
Other comprehensive loss	—	—	—	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	—	—	(107,659)	(107,659)
Balance as of December 31, 2021	—	—	—	—	204,791,986	20	613,687	(137)	(278,951)	334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	—	—	1,632,111	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	—	—	(3,901)	—	—	(3,901)
Exercise of vested stock options	—	—	—	—	1,611,687	1	2,245	—	—	2,246
Vesting of early exercised stock options	—	—	—	—	—	—	197	—	—	197
Issuance of common stock under employee stock purchase plan	—	—	—	—	393,528	—	1,178	—	—	1,178
Stock-based compensation	—	—	—	—	—	—	43,220	—	—	43,220
Other comprehensive loss	—	—	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	—	—	(65,678)	(65,678)
Balance as of December 31, 2022	—	$—	—	$—	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(65,678)	$(107,659)	$(18,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,474	4,075	1,057
Stock-based compensation	42,817	67,211	5,831
Change in fair value of liabilities	(70)	(3,802)	3,101
Warrant expense in connection with Merger	—	154	—
Lease termination expense	—	—	754
Amortization of debt issuance costs	—	144	322
Net amortization on securities	146	2,166	325
Benefit for deferred taxes	(594)	(3,388)	—
Impairment of long-lived assets	1,127	—	—
Non-cash operating lease cost	1,605	1,510	—
Non-cash acquisition-related costs	837	1,182	—
Non-cash other	—	540	59
Changes in operating assets and liabilities:
Inventory	(8,004)	(9,628)	674
Prepaid expenses and other current assets	(6,335)	3,200	(645)
Other long-term assets	17	(58)	8
Accounts payable	12,723	9,853	826
Accrued liabilities	909	197	2,423
Deferred revenue	(1,716)	1,412	519
Operating lease liabilities	(1,605)	(1,521)	—
Earn-out payable	(10,184)	—	—
Other long-term liabilities	—	—	381
Net cash used in operating activities	(26,531)	(34,412)	(2,479)
Investing activities
Purchases of investments	(187,700)	(266,633)	(95,008)
Maturities of investments	194,259	158,375	47,990
Proceeds from sales of investments	35,846	3,465	11,550
Investment in website and mobile application development and internal-use software	(4,533)	(4,175)	(2,496)
Purchases of property, equipment, and intangible assets	(2,714)	(832)	(1,737)
Deferred consideration paid for acquisitions	(459)	—	—
Acquisition of businesses, net of cash acquired	—	(46,468)	—
Net cash provided by (used in) investing activities	34,699	(156,268)	(39,701)
Financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	51,900
Pre-closing stock repurchase	—	(22,027)	—
Proceeds from issuance of common stock upon Merger	—	197,686	—
Proceeds from PIPE	—	75,000	—
Payments for transaction costs related to securities issuances	—	(12,851)	(3,356)
Proceeds from repayment of promissory notes associated with vested and unvested shares	—	1,193	—
Proceeds from exercise of Series C preferred stock warrants	—	—	29
Proceeds from exercise of Class A common stock warrants, net of redemption payments	—	787	561
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	2,246	1,253	123
Repayments of principal on term loan	—	—	(1,515)
Payments for taxes related to net share settlement of equity awards	(3,901)	(5,998)	—
Payments for earn-out consideration for acquisitions	(32,650)	—	—
Proceeds from employee stock purchase plan	1,178	—	—
Net cash (used in) provided by financing activities	(33,127)	235,043	47,742
Foreign currency effect on cash and cash equivalents	(53)	(73)	(9)
(Decrease) increase in cash, cash equivalents, and restricted cash	(25,012)	44,290	5,553
Cash, cash equivalents, and restricted cash at beginning of period	72,640	28,350	22,797
Cash, cash equivalents, and restricted cash at end of period	$47,628	$72,640	$28,350
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$46,772	$71,784	$27,344
Restricted cash	856	856	1,006
Total cash, cash equivalents, and restricted cash	$47,628	$72,640	$28,350
Supplemental disclosures of cash flow information
Cash paid for taxes	$636	$338	$221
Cash paid for interest	—	—	10
Non-cash investing and financing activities
Expiration of Class A common stock redemption right	—	—	4,500
Exercise of convertible preferred stock warrants	—	—	11,292
Recapitalization of redeemable convertible preferred stock from pre-closing stock repurchase	—	125	—
Conversion of redeemable convertible preferred stock to common stock	—	249,837	—
Assumption of Merger warrants liability	—	51,814	—
Redemption/exercise of Class A common stock warrants	—	37,834	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	1,160	—
Right-of-use asset obtained in exchange for lease liability	1,206	—	—
Vesting of early-exercised stock options, net of cancelations	197	227	31
Common stock issued, contingent consideration, and liabilities assumed in acquisition of businesses	—	99,958	—

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Consolidated Financial Statements

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware and formerly known as Oaktree Acquisition Corp. (“OAC”), is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical record system, digital prescriptions, and cloud pharmacy fulfillment. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

In addition, the Company also offers access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. The Company’s products and services are available for purchase directly by customers on the Company’s websites and mobile applications. Additionally, Hims & Hers products can be found in tens of thousands of top retail locations in the United States.

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

For the years ended December 31, 2022, 2021, and 2020, the Company had operations primarily in the United States and immaterial operations in the United Kingdom.

Reclassifications

Beginning with the year ended December 31, 2022, the Company voluntarily reclassified certain operating expenses within the consolidated statements of operations and comprehensive loss. Prior period amounts have been reclassified to conform to this presentation. These changes have no impact on the Company’s previously reported financial position or results of operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgements, and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website and mobile application development and internal-use software costs, and judgements relating to impairment triggering events for long-lived assets. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

The prescription products ordered on the Company’s e-commerce online platform are primarily fulfilled by five affiliated and partner pharmacies. If any of the pharmacies were to stop fulfilling orders, it could significantly slow prescription product sales until fulfillment volume is redistributed to other operating pharmacies. The Company maintains agreements with these pharmacies and is investing in expanding affiliated pharmacy fulfillment capabilities to mitigate any such risk.

As of December 31, 2022, two wholesale customers individually represented more than 10% of accounts receivable. As of December 31, 2021, three wholesale customers represented more than 10% of accounts receivable. For the years ended December 31, 2022, 2021, and 2020, no single customer represented more than 10% of revenue. In addition, revenue related to sales in foreign countries was less than 10% of revenue for each of those years.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are presented as foreign currency translation adjustments, a component of other comprehensive loss on the consolidated statements of operations and comprehensive loss.

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

Any acquired assets from a business combination including intangible assets subject to amortization are continuously monitored and reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets.

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

Investments

Available-for-sale debt instruments with original maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term investments. Available-for-sale debt instruments with original maturities at the date of purchase and remaining maturities of greater than one year are classified as long-term investments. The Company intends to sell such investments, if any, at or close to maturity.

The investments are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive loss on the consolidated statements of operations and comprehensive loss, except for other-than-temporary impairments and credit losses. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other income (expense), net on the consolidated statements of operations and comprehensive loss.

Other-Than-Temporary Impairment and Credit Losses

Prior to 2021, the Company followed the guidance in Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities in determining whether unrealized losses were other than temporary. The Company adopted ASC Topic 326 for the year ended December 31, 2021, and now considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities for the years ended December 31, 2022, 2021, or 2020 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2022 and 2021 and that there were no impairments as of December 31, 2020 considered as other-than-temporary because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no realized gain or loss on available-for-sale securities in the periods presented.

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

Inventory

Inventory primarily consists of finished goods and raw materials that are located at Company-managed and third-party fulfillment warehouses and pharmacies. Inventory is stated at the lower of cost and net realizable value and inventory cost is determined by the weighted average cost method. The Company reserves for expired, slow-moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory. Management monitors inventory to identify events that would require impairment due to slow-moving, expired, or obsolete inventory and reduces the value of inventory when required. Obsolete inventory balances are written off against the inventory allowance when management determines that the inventory cannot be sold.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of balances related to prepayments or vendor deposits for insurance, marketing, software, inventory and other operating costs, and trade and other accounts receivables. Prepaid expenses are recorded when payment has been made in advance for goods and services. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts is the Company's best estimate of the amount of expected credit losses. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and 2021, accounts receivable was $3.9 million and $4.1 million, respectively. There were no write-offs of accounts receivable for the years ended December 31, 2022, 2021, or 2020. As of December 31, 2022 and 2021, the Company had no allowances for doubtful accounts.

The Company does not have any off-balance sheet credit exposure related to its customers.

Other Long-Term Assets

Property and equipment, net was $3.0 million and $2.2 million as of December 31, 2022 and 2021, respectively, and is classified within other long-term assets on the consolidated balance sheets. Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized. Property and equipment are depreciated or amortized using the straight-line method over the estimated useful lives ranging from two to five years and consist primarily of facility equipment, computers, equipment, furniture, and fixtures.

Capitalizable website and mobile application development and internal-use software costs, net was $8.2 million and $5.7 million as of December 31, 2022 and 2021, respectively, and is classified within other long-term assets on the consolidated balance sheets. The costs incurred during the website application and infrastructure stages as well as costs incurred during the graphics and content development stages are capitalized; all other costs are expensed as incurred. In addition, the Company incurs costs to develop software for internal use. The costs incurred during the application development phase are capitalized until the project is completed and the asset is ready for intended use. All costs that relate to the preliminary project and post-implementation operation phases of development are expensed as incurred.

The following table summarizes the estimated amortization of website development and internal-use software costs subsequent to December 31, 2022 (in thousands):

2023	$3,760
2024	2,892
2025	1,528
Total	$8,180

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $110.9 million was acquired during the second and third quarters of 2021 and no goodwill impairment was recorded for the years ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets primarily includes trade name, customer relationships, and developed technology. The Company amortizes such definite-lived intangible assets on a straight-line basis over the assets’ estimated useful lives of two to ten years, within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, website and mobile application development and internal-use software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2021 and 2020, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. The Company recognized $1.1 million of impairment charges on long-lived assets during the year ended December 31, 2022 in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Operating Leases

The Company determines if an arrangement contains a lease at inception based on whether there is identified property, plant, or equipment and whether the Company controls the use of the identified asset throughout the period of use. The Company leases two real estate facilities under non-cancelable operating leases with expiration dates in fiscal years 2025 and 2027.

The Company's operating leases are reflected in the operating lease right-of-use (“ROU”) assets and in the operating lease liabilities in the accompanying consolidated balance sheets. The operating lease ROU assets represent the Company’s right to use the underlying assets for the lease terms and the lease liabilities represent the Company’s obligation to make lease payments arising from the leases. The operating lease ROU assets and lease liabilities are recognized at each lease’s inception date based on the present value of lease payments over the lease term discounted based on the more readily determinable of (i) the rate implicit in the lease or (ii) the Company’s incremental borrowing rate, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Because the Company’s operating leases do not provide an implicit rate, the Company estimates its incremental borrowing rate at the lease commencement date for borrowings with a similar term.

The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company does not allocate consideration between lease and non-lease components. The Company's lease agreements contain variable costs such as common area maintenance, operating expenses, or other costs. Variable lease payments are recognized in the period in which the obligation for those payments are incurred. In addition, the Company does not recognize ROU assets or operating lease liabilities for leases with a term of 12 months or less of all asset classes. Operating lease expense is recognized on a straight-line basis over each lease term.

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

Revenue consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Online Revenue	$502,507	$259,170	$140,728
Wholesale Revenue	24,409	12,708	8,029
Total revenue	$526,916	$271,878	$148,757

For Online Revenue, the Company defines its customer as an individual who purchases products or services through its websites or mobile applications. For Wholesale Revenue, the Company defines its customer as a wholesale partner, with the exception of consignment arrangements, where its customer is defined as an individual who purchases products through certain third-party platforms. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the years ended December 31, 2022, 2021, and 2020, service revenue represented less than 10% of consolidated revenues.

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

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to the Company’s customers. The Partner Pharmacies and the Affiliated Pharmacies fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which Partner Pharmacy or Affiliated Pharmacy fills a customer’s prescription; (ii) Partner Pharmacies and Affiliated Pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

The Company estimates refunds using the expected value method primarily based on historical refunds granted to customers. The Company updates its estimate at the end of each reporting period and recognizes the estimated amount as contra-revenue with a corresponding refund liability. Sales, value-added, and other taxes are excluded from the transaction price and, therefore, from revenue.

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

Cost of Revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property and equipment are considered to be operating expenses and are excluded from cost of revenue.

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

The Company provides a valuation allowance, if necessary, to reduce its deferred tax assets to the net amount it believes is more likely than not to be realized. The Company considers both positive and negative evidence, including its historical operating results, forecasts of future taxable income on a jurisdiction-by-jurisdiction basis, and ongoing tax planning strategies, to ascertain the need for a valuation allowance. In the event the Company determines that it would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. Beginning in 2021, the Company contributes 50% of eligible employee’s elective deferrals up to an annual maximum of three thousand dollars per employee. The Company recognized matching contributions cost of $1.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.

Advertising

For the years ended December 31, 2022, 2021, and 2020, advertising costs for customer acquisition and content production were $235.6 million, $103.5 million, and $45.2 million, respectively. Customer acquisition expenses are charged to expense as incurred and recorded within marketing expense on the consolidated statements of operations and comprehensive loss. The Company defers production costs associated with advertising campaigns until the date of first showing.

Other Comprehensive Loss

The Company’s other comprehensive loss is impacted by foreign currency translation and available-for-sale investment fair value adjustments. The impact of foreign currency translation is affected by the translation of assets and liabilities of the Company’s United Kingdom foreign subsidiary, which is denominated in pounds sterling. The primary assets and liabilities affecting the adjustments are cash and cash equivalents, other assets, accounts payable and accrued liabilities, and long-term liabilities. The impact of available-for-sale securities is primarily affected by unrecognized gains and losses related to fluctuations in the fair market value of the securities.

Liquidity

The Company’s operations have been financed primarily through the issuance of common and preferred stock. Since inception, the Company has incurred negative cash flows as it is expending significant resources in expanding its activities. This has resulted in losses from operations, which are expected to continue for at least the next 12 months, and an accumulated deficit. The Company may require additional financing to fund operations to meet its business plan.

During the year ended December 31, 2022, the Company incurred a net loss of $65.7 million and had negative cash flows from operating activities of $26.5 million. As of December 31, 2022, the Company had an accumulated deficit of $344.6 million, cash and cash equivalents of $46.8 million, and short-term investments of $132.9 million.

The Company believes that its existing cash and investment balances are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.

Recently Issued Accounting Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its financial statements.

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

Honest Health Limited

In June 2021, the Company acquired all of the outstanding equity of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), an entity located in the United Kingdom that offers health and wellness products and services, to further expand its operations in the United Kingdom. The purchase price for accounting purposes was $4.8 million, including cash paid upfront and payable in the future, an aggregate of 624,880 shares of the Company’s Class A common stock valued at $1.9 million, and contingent consideration of $1.2 million. The purchase agreement includes up to $10.0 million of potential earn-out payable in cash and stock upon achievement of revenue targets, which is recognized as contingent consideration as well as post-acquisition employment expense.

The purchase price for accounting purposes excludes stock and cash consideration to be paid by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 14 – Stockholders’ Equity for additional details. The Company also incurred acquisition costs of $1.9 million directly related to the acquisition, as well as post-acquisition employment expense of $0.7 million, which were recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed (in thousands):

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

The pro forma financial information, assuming the acquisition had taken place on January 1, 2020, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

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

The purchase price for accounting purposes excludes stock consideration issued by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 14 – Stockholders’ Equity for additional details. The Company also incurred acquisition costs of $5.0 million directly related to the acquisition, as well as post-acquisition employment expense of $0.5 million, which were recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed (in thousands):

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

From the acquisition date through December 31, 2021, the Company recognized revenue related to Apostrophe of approximately $11 million. Incremental pro forma revenue attributed to Apostrophe, assuming the acquisition had occurred as of January 1, 2020, would have been approximately $21 million and $13 million for the years ended December 31, 2021 and 2020, respectively. The pro forma revenue is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2020. Pro forma earnings of Apostrophe, assuming the acquisition had occurred as of January 1, 2020, as well as earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

5. Investments

Short-term investments as of December 31, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$99,672	$—	$(106)	$99,566
Government and government agency	33,317	17	(47)	33,287
Total short-term investments	$132,989	$17	$(153)	$132,853

Short-term investments as of December 31, 2021, consist of the following (in thousands):

	Adjusted Cost	Unrealized Losses	Fair Value
Corporate bonds	$146,032	$(30)	$146,002
Asset-backed bonds	29,507	(19)	29,488
Total short-term investments	$175,539	$(49)	$175,490

6. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2022	2021
Finished goods	$16,477	$10,428
Raw materials	5,085	3,130
Total inventory	$21,562	$13,558

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Wholesale trade receivables	$3,231	$3,577
Prepaid expenses	10,392	4,606
Other current assets	1,785	890
Total prepaid expenses and other current assets	$15,408	$9,073

8. Intangible Assets

Intangible assets as of December 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(4,504)	$19,666	8.4
Other	4,581	(2,406)	2,175	4.7
Intangible assets, net	$28,751	$(6,910)	$21,841	8.0

Intangible assets as of December 31, 2021 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(1,298)	$22,872	9.2
Other	3,846	(828)	3,018	2.4
Intangible assets, net	$28,016	$(2,126)	$25,890	8.4

Amortization expense for intangible assets was $4.1 million, $2.1 million, and less than $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Impairment expense for intangible assets was $0.7 million for the year ended December 31, 2022. There was no impairment expense for the years ended December 31, 2021 and 2020.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to December 31, 2022 is as follows (in thousands):

2023	$3,434
2024	2,694
2025	2,560
2026	2,452
2027 and thereafter	10,701
$21,841

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Payroll	$4,999	$3,363
Marketing	4,990	3,158
Tax	963	954
Professional services	643	734
Product and shipping	263	2,635
Other accruals	590	1,350
Total accrued liabilities	$12,448	$12,194

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

For the years ended December 31, 2022 and 2021, the Company recorded operating lease costs of $1.9 million and $1.8 million, respectively, including variable operating lease costs of $0.3 million in both years.

For the years ended December 31, 2022 and 2021, operating cash flows used for operating leases were $1.6 million and $1.5 million, respectively. As of December 31, 2022, the weighted average remaining lease term and weighted average discount rate was 3.2 years and 4.7%, respectively.

Future minimum lease payments under the Company's non-cancelable operating lease with an initial lease term in excess of one year subsequent to December 31, 2022 are as follows (in thousands):

2023	$1,876
2024	1,924
2025	1,408
2026	303
2027	259
Gross lease payments	5,770
Less: imputed interest	(463)
Present value of net future minimum lease payments	$5,307

As of December 31, 2022, the present value of net future minimum lease payments of $5.3 million is recorded: (i) $1.7 million within the current liabilities; and (ii) $3.6 million within long-term liabilities on the consolidated balance sheet.

11. Variable Interest Entities

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

As of December 31, 2022 and 2021, the Company’s consolidated balance sheets included current assets of $7.5 million and $2.2 million, respectively, and total assets of $7.7 million and $2.2 million, respectively, for the VIEs. As of December 31, 2022 and 2021, current and total liabilities were $3.7 million and $3.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the years ended December 31, 2022, 2021, and 2020, the VIEs charged the Company $64.2 million, $23.6 million, and $12.0 million, respectively, for services rendered. For the years ended December 31, 2022, 2021, and 2020 operations of the VIEs generated net income of $9.1 million and net losses of $3.3 million, and $1.9 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$24,606	$—	$—	$24,606
Government bonds	—	11,315	—	11,315
Short-term investments:
Corporate bonds	—	99,566	—	99,566
Government and government agency	—	33,287	—	33,287
Restricted cash:
Money market funds	856	—	—	856
Total assets	$25,462	$144,168	$—	$169,630
Liabilities
Earn-out liabilities	$—	$—	$2,975	$2,975
Total liabilities	$—	$—	$2,975	$2,975

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$59,761	$—	$—	$59,761
Government bonds	—	7,664	—	7,664
Short-term investments:
Corporate bonds	—	146,002	—	146,002
Government bonds	—	29,488	—	29,488
Restricted cash:
Money market funds	856	—	—	856
Total assets	$60,617	$183,154	$—	$243,771
Liabilities
Earn-out liabilities	$—	$—	$1,999	$1,999
Total liabilities	$—	$—	$1,999	$1,999

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2022 and 2021, due to their short-term nature. All other financial instruments, except for earn-out liabilities, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the years ended December 31, 2022, 2021, and 2020, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of December 31, 2022 and 2021, the long-term earn-out liability, which is solely related to the acquisition of HHL, is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liability associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The fair value of the earn-out liability is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 14 – Stockholders’ Equity) and is recognized in other income (expense) and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2020	$—
HHL acquisition	1,208
Apostrophe acquisition	32,650
Change in fair value due to revaluation and service-based vesting	10,975
Reclassification to earn-out payable	(42,834)
Balance at December 31, 2021	1,999
Change in fair value due to revaluation and service-based vesting	976
Balance at December 31, 2022	$2,975

13. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of December 31, 2022, purchase obligations were $1.4 million, with $1.2 million payable in 2023 and $0.2 million payable in 2024.

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

14. Stockholders’ Equity

Common Stock

The Company has two classes of common stock, Class A and Class V common stock. The rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

RSU Releases

During the years ended December 31, 2022 and 2021, the Company released 2,333,695 and 1,810,545 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 701,584 and 620,759 shares of Class A common stock were withheld for the payment of employee taxes. There were no RSU releases for year ended December 31, 2020.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. Through December 31, 2022, 1,862,078 shares of Class A common stock subject to awards granted under the 2017 Plan that were outstanding on the Closing date and forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2022, 10,239,599 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of December 31, 2022, there were 33,101,677 shares of Class A common stock reserved and 10,963,031 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”), which became effective immediately prior to the Closing Date. The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and

Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. On January 1, 2022, 2,047,919 shares of Class A common stock were automatically added to the ESPP reserve. Therefore, as of December 31, 2022, 6,047,919 shares of Class A common stock have been reserved for issuance under the ESPP. During the year ended December 31, 2022, the Company issued 393,528 shares of Class A common stock under the ESPP. No shares were issued under the ESPP during the year ended December 31, 2021. As of December 31, 2022, there were 5,654,391 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of December 31, 2022, $0.3 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending May 2023.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021 subsequent to the Merger and, therefore, the Company recognized all $11.3 million of expense related to the grant during the three months ended March 31, 2021 due to achievement of the market condition. As of December 31, 2022, there was $1.8 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 1.29 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of December 31, 2022, there was $2.6 million of remaining compensation expense to be recognized over a period of 3.15 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected term (in years)	6.02	5.94	5.94
Expected volatility	48.0%	58.6%	62.3%
Risk-free interest rate	2.0%	0.9%	0.5%
Expected dividend yield	—%	—%	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	10,401	$4.01	7.73	$37,868
Granted	6,321	5.10
Exercised (including early exercised options vested during the period)	(1,728)	1.42
Forfeited and expired	(544)	6.97
Outstanding at December 31, 2022	14,450	4.68	7.98	35,771
Exercisable as of December 31, 2022	8,389	3.81	7.16	28,509

The weighted average grant date fair value of options granted for the years ended December 31, 2022, 2021, and 2020 was $2.44, $6.51, and $3.49 per share, respectively, and the intrinsic value of vested options exercised was $6.3 million, $12.6 million, and $0.7 million, respectively.

As of December 31, 2022, there was $22.7 million of unrecognized stock-based compensation related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 2.65 years.

The options outstanding and exercisable as of December 31, 2022 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	1,830	5.21	1,830	5.21
1.55 – 1.75	959	6.43	959	6.43
2.43 – 3.11	3,037	7.50	2,921	7.42
5.01 – 6.82	6,190	9.21	977	9.17
8.13 – 9.41	1,569	8.13	1,301	8.04
12.21 – 15.17	865	8.19	401	8.03
	14,450		8,389

The options outstanding and exercisable as of December 31, 2021 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

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

RSU activity is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	3,982	$11.55
Granted	10,536	4.97
Vested	(2,294)	8.86
Forfeited and expired	(623)	8.05
Unvested at December 31, 2022	11,601	$6.40

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO as part of the Merger that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of December 31, 2022. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs as part of the Merger in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products, of which 15,099 RSUs, 1,477 earn-out RSUs, and 30 Parent Warrant RSUs have vested as of December 31, 2022. These grants are also included in the above activity.

As of December 31, 2022, there was unrecognized stock-based compensation related to unvested RSUs of $59.1 million, which is expected to be recognized over a weighted average period of 3.02 years.

Warrants

As of December 31, 2022, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $2.2 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 shares of Merger consideration, consisting of the holders’ allocation of earn-out consideration. As of December 31, 2022, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of December 31, 2022, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a pre-Merger debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and no aggregate intrinsic value. These debt warrants were recorded in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants in connection with the Merger.

Acquisitions

As part of the acquisitions of HHL and Apostrophe, the Company issued 177,327 and 5,742,378 shares of Class A common stock, respectively. In each acquisition, the Company also issued additional shares of Class A common stock that are subject to vesting.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2022 and 2021. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2022, there was unrecognized stock-based compensation expense of $3.6 million, which will be recognized over a weighted average period of 2.36 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of Apostrophe. Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2022 and 2021. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2022, there was unrecognized stock-based compensation expense of $12.1 million, which will be recognized over a weighted average period of 1.50 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Marketing	$4,648	$9,664	$1,172
Operations and support	2,684	2,735	155
Technology and development	4,327	4,481	269
General and administrative	31,158	50,331	4,235
Total stock-based compensation expense	$42,817	$67,211	$5,831

The Company capitalized $0.6 million and $0.7 million of stock-based compensation as internal-use software for the years ended December 31, 2022 and 2021, respectively, and none for the year ended December 31, 2020.

15. Related-Party Transactions

Atomic Labs, LLC (“Atomic Labs”) is a related-party venture capital startup studio that launched the Company, providing initial capital and governance. The Company utilized operational support from Atomic Labs, primarily consisting of providing office space, conducting back-office professional services, and administering operating expenses. Additionally, an affiliated company of Atomic Labs provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost. For the years ended December 31, 2022, 2021, and 2020, the Company recorded a total of $3.6 million, $3.5 million, and $3.4 million, respectively, for payments made to an affiliated company of Atomic Labs for services performed and costs incurred on behalf of the Company.

In addition, for the years ended December 31, 2022, 2021, and 2020, the Company recorded $1.0 million, $0.7 million, and $0.1 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services.

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

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the years ended December 31, 2022, 2021, and 2020. Undistributed earnings for each period are allocated to participating securities, including the redeemable convertible preferred stock, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the redeemable convertible preferred stock to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022		2021		2020
	Class A	Class V	Class A	Class V	Class A	Class F
Numerator:
Net loss attributable to common stockholders	$(62,988)	$(2,690)	$(103,082)	$(4,577)	$(14,558)	$(3,556)
Denominator:
Weighted average shares outstanding, basic and diluted	196,138,497	8,377,623	178,840,009	7,941,528	28,412,457	6,941,352
Basic and diluted net loss per share	$(0.32)	$(0.32)	$(0.58)	$(0.58)	$(0.51)	$(0.51)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the years ended December 31, 2022, 2021, and 2020, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented. There were no redeemable shares during the years ended December 31, 2022 or 2021. During the year ended December 31, 2020, weighted average Hims Class A common shares presented excludes 165,133 shares subject to redemption. Redeemable shares do not absorb losses.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Stock options	20,470,391	16,345,661	11,509,177
RSUs	8,778,890	4,081,026	114,624
Common stock issued subject to vesting	2,027,852	1,419,613	—
Common stock issuable under the ESPP	603,603	136,538	—
Warrants to purchase Class A common stock	561,058	4,778,003	1,767,451
Common stock issued for early exercise of stock options	70,257	196,431	99,548
Redeemable convertible preferred stock	—	4,858,176	90,268,364
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	874,312	16,514,103
Warrants to purchase redeemable convertible preferred stock	—	—	931,668

17. Income Tax

For financial reporting purposes, loss before income taxes includes the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(62,539)	$(109,393)	$(16,934)
Foreign	(3,170)	(1,402)	(1,053)
Loss before income taxes	$(65,709)	$(110,795)	$(17,987)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	563	252	127
Foreign	—	—	—
Total current provision	563	252	127
Deferred:
Federal	(339)	(2,280)	—
State	(110)	(966)	—
Foreign	(145)	(142)	—
Total deferred benefit	(594)	(3,388)	—
Total (benefit) provision for income taxes	$(31)	$(3,136)	$127

The (benefit) provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax benefit at federal statutory rate	$(13,799)	$(23,267)	$(3,777)
State taxes, net of federal benefits	(609)	(3,498)	(364)
Transaction costs	(731)	369	—
Stock-based compensation	3,897	2,018	698
Warrants and earn-outs	(15)	(1,710)	(403)
Non-deductible officers' compensation	2,881	8,352	—
Change in valuation allowance	7,794	15,971	3,948
Other, net	551	(1,371)	25
Total	$(31)	$(3,136)	$127

The components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$67,214	$61,640
Accrued expenses and reserves	1,952	1,245
Stock-based compensation	4,079	4,130
Inventory	2,338	2,214
Other intangibles	487	49
Deferred revenue	17	—
Operating lease liabilities	1,382	1,441
Other deferred tax assets	553	456
Total gross deferred tax assets	78,022	71,175
Less valuation allowance	(69,357)	(61,328)
Total deferred tax assets	8,665	9,847
Deferred tax liabilities:
Other intangibles	(5,623)	(6,933)
Fixed assets	(1,722)	(2,088)
Operating lease right-of-use assets	(1,285)	(1,343)
Other deferred tax liabilities	(70)	(112)
Total deferred tax liabilities	(8,700)	(10,476)
Net deferred tax liabilities	$(35)	$(629)

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company's history of losses, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2022 and 2021. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. The net deferred tax liability is primarily the result of acquired intangibles for which there is no tax basis. The valuation allowance increased by $8.0 million and $16.8 million during the years ended December 31, 2022 and 2021, respectively. During 2021, the Company recorded a one-time benefit of approximately $3.1 million due to the release of the valuation allowance as a result of the Apostrophe acquisition.

As of December 31, 2022, the Company has $245.6 million, $204.2 million, and $5.9 million in federal, state, and foreign loss carryforwards (not tax effected), respectively, of which $238.8 million, $19.8 million, and $5.9 million in federal, state, and foreign loss carryforwards do not expire. The remaining federal and state loss carryforwards begin to expire in 2036 and 2023, respectively.

Internal Revenue Code Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and 383. Therefore, certain of the Company’s carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2017, 2018, and 2019, the Company triggered “ownership change(s)” as defined in Section 382 and related provisions. The Company believes that some of its net operating losses may be limited by these ownership changes but that any limitation would not have a significant impact to the financial statements since there is no utilization of the net operating losses and a valuation allowance exists against the net operating losses. Subsequent ownership changes may subject the Company to annual limitations of its net operating losses. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization. Use of certain losses incurred within the U.K. are also limited, but any limitation would not have a significant impact to the financial statements since a valuation allowance exists against the net operating losses.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The new legislation imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While the Company may be subject to the new excise tax on certain stock buybacks in the future, the enactment of the IRA did not result in any material adjustments to the consolidated financial statements for the year ended December 31, 2022.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART III - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (the “2023 Proxy Statement”) and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

The information required by this item will be set forth in the 2023 Proxy Statement and is incorporated herein by reference.

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

10.4+	Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder.*

10.5+
Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.7+	Form of Change in Control and Severance Agreement.*

10.8+
Employment Agreement, dated as of December 21, 2020, by and between Hims and Andrew Dudum (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.9+
Employment Agreement, dated as of January 14, 2021, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.10+
Employment Agreement, dated as of December 21, 2021, by and between Hims, Inc. and Oluyemi Okupe (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed with the SEC on February 24, 2022).

10.11
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

10.13+
Hims & Hers Health, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 0001-38986, filed with the SEC on August 11, 2021).

10.14†
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
February 27, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Dudum	Chief Executive Officer and Director	February 27, 2023
Andrew Dudum	(Principal Executive Officer)

/s/ Oluyemi Okupe	Chief Financial Officer	February 27, 2023
Oluyemi Okupe	(Principal Financial Officer)

/s/ Irene Becklund	Senior Vice President, Controller	February 27, 2023
Irene Becklund	(Principal Accounting Officer)

/s/ Alex Bard	Director	February 27, 2023
Alex Bard

/s/ Ambar Bhattacharyya	Director	February 27, 2023
Ambar Bhattacharyya

/s/ Patrick H. Carroll, M.D.	Chief Medical Officer and Director	February 27, 2023
Patrick H. Carroll, M.D.

/s/ Toby Cosgrove, M.D.	Director	February 27, 2023
Toby Cosgrove, M.D.

/s/ Kirsten Green	Director	February 27, 2023
Kirsten Green

/s/ Jules Maltz	Director	February 27, 2023
Jules Maltz

/s/ Lynne Chou O’Keefe	Director	February 27, 2023
Lynne Chou O’Keefe

/s/ Christiane Pendarvis	Director	February 27, 2023
Christiane Pendarvis

/s/ Andrea Perez	Director	February 27, 2023
Andrea Perez

/s/ David Wells	Director	February 27, 2023
David Wells