Form 10-Q
period 2023-03-31
Hims & Hers Health, Inc.
filed 2023-05-08
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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
Yes ☐ No ☒

As of May 5, 2023, 200,941,441 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our categories, our ability to innovate on and expand the scope of our offerings and experiences, our ability to reinvest into the customer experience, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,745	$46,772
Short-term investments	135,648	132,853
Inventory	20,697	21,562
Prepaid expenses and other current assets	20,435	15,408
Total current assets	225,525	216,595
Restricted cash	856	856
Goodwill	110,881	110,881
Intangibles, net	20,909	21,841
Operating lease right-of-use assets	4,548	4,936
Other long-term assets	13,587	11,232
Total assets	$376,306	$366,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$37,609	$32,363
Accrued liabilities	14,121	12,448
Deferred revenue	2,866	1,472
Operating lease liabilities	1,687	1,658
Total current liabilities	56,283	47,941
Operating lease liabilities	3,217	3,649
Earn-out liabilities	3,977	2,975
Other long-term liabilities	84	35
Total liabilities	63,561	54,600
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 200,934,421 and 200,051,689 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of March 31, 2023 and December 31, 2022	21	21
Additional paid-in capital	667,531	656,626
Accumulated other comprehensive loss	(111)	(277)
Accumulated deficit	(354,696)	(344,629)
Total stockholders' equity	312,745	311,741
Total liabilities and stockholders' equity	$376,306	$366,341
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2023	2022
Revenue	$190,770	$101,314
Cost of revenue	37,345	26,558
Gross profit	153,425	74,756
Operating expenses:
Marketing	97,245	48,093
Operations and support	26,182	15,683
Technology and development	10,748	6,088
General and administrative	30,513	21,811
Total operating expenses	164,688	91,675
Loss from operations	(11,263)	(16,919)
Other income:
Change in fair value of liabilities	(295)	441
Other income, net	1,877	320
Total other income, net	1,582	761
Loss before income taxes	(9,681)	(16,158)
Provision for income taxes	(386)	(94)
Net loss	(10,067)	(16,252)
Other comprehensive income (loss)	166	(186)
Total comprehensive loss	$(9,901)	$(16,438)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	207,140,298	202,695,970
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	751,486	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,657)	—	—	(3,657)
Exercise of vested stock options	131,246	—	245	—	—	245
Stock-based compensation	—	—	14,317	—	—	14,317
Other comprehensive loss	—	—	—	166	—	166
Net loss	—	—	—	—	(10,067)	(10,067)
Balance as of March 31, 2023	209,312,044	$21	$667,531	$(111)	$(354,696)	$312,745

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	320,296	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(404)	—	—	(404)
Exercise of vested stock options	768,727	1	890	—	—	891
Vesting of early exercised stock options	—	—	38	—	—	38
Stock-based compensation	—	—	9,009	—	—	9,009
Other comprehensive loss	—	—	—	(186)	—	(186)
Net loss	—	—	—	—	(16,252)	(16,252)
Balance as of March 31, 2022	205,881,009	$21	$623,220	$(323)	$(295,203)	$327,715
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(10,067)	$(16,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,117	1,741
Stock-based compensation	14,167	8,856
Change in fair value of liabilities	295	(441)
Net (accretion) amortization on securities	(1,041)	971
Provision (benefit) for deferred taxes	49	(112)
Impairment of long-lived assets	429	—
Non-cash operating lease cost	448	377
Non-cash acquisition-related costs	566	69
Non-cash other	75	(163)
Changes in operating assets and liabilities:
Inventory	865	1,415
Prepaid expenses and other current assets	(4,984)	(7,677)
Other long-term assets	5	(30)
Accounts payable	3,955	4,266
Accrued liabilities	1,673	(3,148)
Deferred revenue	1,394	(2,043)
Operating lease liabilities	(463)	(384)
Earn-out payable	—	(6,848)
Net cash provided by (used in) operating activities	9,483	(19,403)
Investing activities
Purchases of investments	(40,687)	(84,881)
Maturities of investments	39,084	82,340
Proceeds from sales of investments	—	22,291
Investment in website and mobile application development and internal-use software	(1,875)	(1,197)
Purchases of property, equipment, and intangible assets	(635)	(100)
Net cash (used in) provided by investing activities	(4,113)	18,453
Financing activities
Proceeds from exercise of vested stock options	245	891
Payments for taxes related to net share settlement of equity awards	(3,657)	(404)
Payments for earn-out consideration for acquisitions	—	(23,014)
Net cash used in financing activities	(3,412)	(22,527)
Foreign currency effect on cash and cash equivalents	15	(23)
Increase (decrease) in cash, cash equivalents, and restricted cash	1,973	(23,500)
Cash, cash equivalents, and restricted cash at beginning of period	47,628	72,640
Cash, cash equivalents, and restricted cash at end of period	$49,601	$49,140
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$48,745	$48,284
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$49,601	$49,140
Supplemental disclosures of cash flow information
Cash paid for taxes	$286	$36
Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$1,290	$—
Vesting of early exercised stock options	—	38

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, and cloud-enabled pharmacy fulfillment. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

In addition, the Company offers access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. The Company’s products and services are available for purchase directly by customers on the Company’s websites and mobile applications. Additionally, Hims & Hers non-prescription products can be found in tens of thousands of top retail locations in the United States.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The condensed consolidated financial statements as of March 31, 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited consolidated financial statements”).

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

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities in which it is the primary beneficiary. All intercompany transactions and balances have been eliminated in these condensed consolidated financial statements.

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2022 that have had a material impact on these condensed consolidated financial statements and related notes.

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

These classification changes are related to breaking out the Company’s previous selling, general, and administrative caption into three new captions entitled: (i) operations and support, (ii) technology and development, and (iii) general and administrative. The operations and support caption includes costs related to the Company’s supply chain, fulfillment, and customer support functions. The technology and development caption includes costs related to the operation and enhancement of the Company’s digital platform and product development. The general and administrative caption includes costs relating to the Company’s corporate functions, including personnel costs, professional services, insurance, depreciation and amortization relating to corporate operating activities, and other general corporate costs.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgements, and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website and mobile application development and internal-use software costs, and judgements relating to impairment triggering events for long-lived assets. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, website and mobile application development and internal-use software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. As of December 31, 2022, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. The Company recognized $0.4 million of impairment charges on long-lived assets during the three months ended March 31, 2023 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. No impairment of long-lived assets was recorded for the three months ended March 31, 2022.

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

Revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Online Revenue	$184,175	$94,102
Wholesale Revenue	6,595	7,212
Total revenue	$190,770	$101,314

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three months ended March 31, 2023 and 2022, service revenue represented less than 10% of consolidated revenues.

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

3. Investments

Short-term investments as of March 31, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$90,254	$1	$(18)	$90,237
Government and government agency	45,378	48	(15)	45,411
Total short-term investments	$135,632	$49	$(33)	$135,648

Short-term investments as of December 31, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$99,672	$—	$(106)	$99,566
Government and government agency	33,317	17	(47)	33,287
Total short-term investments	$132,989	$17	$(153)	$132,853

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$15,846	$16,477
Raw materials	4,851	5,085
Total inventory	$20,697	$21,562

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Wholesale trade receivables	$4,475	$3,231
Prepaid expenses	14,026	10,392
Other current assets	1,934	1,785
Total prepaid expenses and other current assets	$20,435	$15,408

6. Intangible Assets

Intangible assets as of March 31, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(5,098)	$19,072	8.2
Other	4,664	(2,827)	1,837	5.0
Intangible assets, net	$28,834	$(7,925)	$20,909	7.9

Intangible assets as of December 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(4,504)	$19,666	8.4
Other	4,581	(2,406)	2,175	4.7
Intangible assets, net	$28,751	$(6,910)	$21,841	8.0

Amortization expense for intangible assets was $1.0 million for each of the three months ended March 31, 2023 and 2022.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to March 31, 2023 is as follows (in thousands):

The remainder of 2023	$2,446
2024	2,726
2025	2,577
2026	2,459
2027	2,356
2028 and thereafter	8,345
$20,909

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Marketing	$6,611	$4,990
Payroll	3,631	4,999
Tax	1,091	963
Professional services	921	643
Product and shipping	238	263
Other accruals	1,629	590
Total accrued liabilities	$14,121	$12,448

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

For the three months ended March 31, 2023 and 2022, the Company recorded operating lease costs of $0.6 million and $0.4 million, respectively, including variable operating lease costs of $0.1 million in each period.

For the three months ended March 31, 2023 and 2022, operating cash flows used for operating leases were $0.5 million and $0.4 million, respectively. As of March 31, 2023, the weighted average remaining lease term and weighted average discount rate was 2.9 years and 4.8%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to March 31, 2023 are as follows (in thousands):

The remainder of 2023	$1,412
2024	1,924
2025	1,408
2026	303
2027	259
Gross lease payments	5,306
Less: imputed interest	(402)
Present value of net future minimum lease payments	$4,904

As of March 31, 2023, the present value of net future minimum lease payments of $4.9 million is recorded as operating lease liabilities: (i) $1.7 million within current liabilities; and (ii) $3.2 million within long-term liabilities on the condensed consolidated balance sheet.

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

As of March 31, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included current assets of $12.0 million and $7.5 million, respectively, and total assets of $12.2 million and $7.7 million, respectively, for the VIEs. As of March 31, 2023 and December 31, 2022, current and total liabilities were $5.2 million and $3.7 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended March 31, 2023 and 2022, the VIEs charged $22.5 million and $12.2 million, respectively, for services rendered. For the three months ended March 31, 2023 and 2022, operations of the VIEs generated net income of $2.7 million and $1.2 million, respectively, inclusive of administrative expenses.

10. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$25,426	$—	$—	$25,426
Government bonds	—	306	—	306
Short-term investments:
Corporate bonds	—	90,237	—	90,237
Government and government agency	—	45,411	—	45,411
Restricted cash:
Money market funds	856	—	—	856
Total assets	$26,282	$135,954	$—	$162,236
Liabilities
Earn-out liability	$—	$—	$3,977	$3,977
Total liabilities	$—	$—	$3,977	$3,977

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$24,606	$—	$—	$24,606
Government bonds	—	11,315	—	11,315
Short-term investments:
Corporate bonds	—	99,566	—	99,566
Government and government agency	—	33,287	—	33,287
Restricted cash:
Money market funds	856	—	—	856
Total assets	$25,462	$144,168	$—	$169,630
Liabilities
Earn-out liability	$—	$—	$2,975	$2,975
Total liabilities	$—	$—	$2,975	$2,975

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2023 and December 31, 2022, due to their short-term nature. All other financial instruments, except for the earn-out liability, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the three months ended March 31, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of March 31, 2023 and December 31, 2022, the earn-out liability, which is solely related to the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liability associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The fair value of the earn-out liability is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 12 – Stockholders’ Equity) and is recognized in other income and general and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liability is as follows (in thousands):

Balance at December 31, 2022	$2,975
Change in fair value due to revaluation and service-based vesting	1,002
Balance at March 31, 2023	$3,977

11. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of March 31, 2023, purchase obligations were $6.0 million, with $2.3 million payable in 2023, $2.8 million payable in 2024, and $0.9 million payable in 2025.

Legal Proceedings
From time to time, the Company is a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

12. Stockholders’ Equity

Common Stock

The Company has two classes of common stock, Class A and Class V common stock. The rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

RSU Releases

During the three months ended March 31, 2023, the Company released 1,156,901 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 405,415 shares of Class A common stock were withheld for the payment of employee taxes. During the three months ended March 31, 2022, the Company released 413,035 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 92,739 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. As of December 31, 2022, there were 33,101,677 and 10,963,031 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the three months ended March 31, 2023, 17,314 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2023, 10,421,465 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of March 31, 2023, there were 43,540,456 shares of Class A common stock reserved and 12,476,603 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2022, there were 6,047,919 and 5,654,391 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2023. Therefore, as of March 31, 2023, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. No shares were issued under the ESPP during the three months ended March 31, 2023. As of March 31, 2023, there were 5,654,391 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of March 31, 2023, $0.9 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending May 2023.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of March 31, 2023, 37,882 of these stock options have been exercised at a weighted average exercise price of $2.43. As of March 31, 2023, there was $1.5 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 1.04 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of March 31, 2023, no shares have vested and there was $2.2 million of remaining compensation expense to be recognized over a period of 2.90 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions for the three months ended March 31, 2023:

Expected term (in years)	6.02
Expected volatility	49.9%
Risk-free interest rate	4.2%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	14,450	$4.68	7.98	$35,771
Granted	603	11.53
Exercised	(95)	1.76
Forfeited and expired	(38)	11.33
Outstanding at March 31, 2023	14,920	4.97	7.84	78,114
Exercisable as of March 31, 2023	8,995	3.97	7.08	55,224

The weighted average grant date fair value of options granted for the three months ended March 31, 2023 was $6.09 per share, and the intrinsic value of vested options exercised was $0.8 million.

As of March 31, 2023, there was $23.8 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 2.66 years.

The options outstanding and exercisable as of March 31, 2023 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	1,807	4.97	1,807	4.97
1.55 – 1.75	895	6.24	895	6.24
2.43 – 3.11	3,035	7.25	2,951	7.20
5.01 – 6.82	6,188	8.97	1,582	8.92
8.13 – 11.53	2,153	8.43	1,321	7.76
12.21 – 15.17	842	7.99	439	7.91
	14,920		8,995

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

RSU activity (excluding the 2023 performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	11,601	$6.40
Granted	6,800	10.45
Vested	(1,157)	6.41
Forfeited and expired	(281)	6.91
Unvested at March 31, 2023	16,963	$7.95

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of March 31, 2023. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products, of which 15,099 RSUs, 1,477 earn-out RSUs, and 30 Parent Warrant RSUs have vested as of March 31, 2023. These grants are also included in the above activity.

As of March 31, 2023, there was $120.5 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the 2023 performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.43 years.

2023 Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0%

to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain performance metrics related to the 2025 fiscal year.

The total grant date fair value of the awards was $12.9 million, which is based on the probable achievement of 100% of the target. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis. As of March 31, 2023, there was unrecognized stock-based compensation expense related to unvested PRSUs of $12.5 million, which is expected to be recognized over a weighted average period of 2.96 years.

Warrants

As of March 31, 2023, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $3.8 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 additional shares. As of March 31, 2023, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of March 31, 2023, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and $0.3 million aggregate intrinsic value. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2023 and 2022. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of March 31, 2023, there was unrecognized stock-based compensation expense of $3.2 million, which will be recognized over a weighted average period of 2.11 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2023 and 2022. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of March 31, 2023, there was unrecognized stock-based compensation expense of $10.1 million, which will be recognized over a weighted average period of 1.25 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketing	$996	$823
Operations and support	1,154	486
Technology and development	1,461	906
General and administrative	10,556	6,641
Total stock-based compensation expense	$14,167	$8,856

The Company capitalized $0.3 million and $0.2 million of stock-based compensation as internal-use software for the three months ended March 31, 2023 and 2022, respectively.

13. Related-Party Transactions

For the three months ended March 31, 2023 and 2022, the Company recorded $1.0 million and $0.9 million, respectively, for payments made to Terminal, Inc., a related party company that provides professional services to the Company, primarily to support engineering and operations functions. All services were provided at cost.

In addition, for the three months ended March 31, 2023 and 2022, the Company recorded $1.0 million and $0.2 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services.

14. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three months ended March 31, 2023 and 2022. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three months ended March 31 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023		2022
	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(9,660)	$(407)	$(15,580)	$(672)
Denominator:
Weighted average shares outstanding, basic and diluted	198,762,675	8,377,623	194,318,347	8,377,623
Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.08)	$(0.08)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023 and 2022, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	21,549,957	17,685,246
RSUs	13,334,746	5,366,963
Common stock issued subject to vesting	1,441,632	2,395,670
Common stock issuable under the ESPP	874,287	444,828
Warrants to purchase Class A common stock	561,058	561,058
2023 PRSUs	384,300	—
Common stock issued for early exercise of stock options	—	103,521

15. Income Tax

The effective income tax rate was (4.0)% and (0.6)%, respectively, for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The new legislation imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks in the future, the enactment of the IRA did not result in any material adjustments to our financial statements for the three months ended March 31, 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Form 10-K for the year ended December 31, 2022 (our “2022 Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our 2022 Annual Report and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc. and its subsidiaries and variable interest entities.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, and cloud-enabled pharmacy fulfillment. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and primary care. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

In addition, we offer access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. Our products and services are available for purchase directly by customers on our websites and mobile applications. Additionally, Hims & Hers non-prescription products can be found in tens of thousands of top retail locations in the United States.

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

As our business grows and evolves, we continually and strategically review our key metrics. Beginning with our 2022 Annual Report, we commenced reporting “Subscribers” and “Monthly Online Revenue Per Average Subscriber” as additional key business metrics (as defined below). As a result of broadening the number of health and wellness categories we serve, we believe it is important to measure the holistic relationship that we have with our customers. Additionally, the recurring nature of our revenue necessitates the need for metrics that provide greater visibility into both the breadth and engagement of users on our platform. We believe Subscribers represent a more accurate reflection of the number of distinct users that we have on our platform relative to the number of subscriptions, and beginning with the three months ending March 31, 2023, we are no longer reporting “Subscriptions” as a key business metric. Monthly Online Revenue per Average Subscriber reflects how users’ engagement with products across our platform is evolving. These changes are intended to better align our key business metrics with our internal priorities and business plans.

Brief descriptions of our key business metrics are provided below.

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

“Subscribers” are customers who have one or more “Subscriptions”, which are agreements pursuant to which they have agreed to be automatically billed on a recurring basis at a defined cadence. The Subscription billing cadence is typically defined as a number of months (for example, billed every month or every three months), which are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and services and can reactivate Subscriptions to continue receiving additional products and services.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three months ended March 31, 2023 and 2022, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Online Revenue	$184,175	$94,102	$90,073	96%
Wholesale Revenue	6,595	7,212	(617)	(9)%
Total revenue	$190,770	$101,314	$89,456	88%

Subscribers (end of period)	1,209	646	563	87%
Monthly Online Revenue per Average Subscriber	$55	$52	$3	6%

Net Orders	2,047	1,207	840	70%
AOV	$90	$78	$12	15%

We generated $184.2 million in Online Revenue for the three months ended March 31, 2023, an increase of $90.1 million, or 96%, as compared to $94.1 million for the three months ended March 31, 2022. Growth in Online Revenue for the three months ended March 31, 2023 was primarily driven by growth in Subscribers, from whom we generated recurring and stable Monthly Online Revenue per Average Subscriber, as well as growth in AOV and Net Orders.

We generated $6.6 million in Wholesale Revenue for the three months ended March 31, 2023, a decrease of $0.6 million, or 9%, as compared to $7.2 million for the three months ended March 31, 2022. In the first quarter of 2022, there were larger initial orders from new retail partners that were not repeated in the first quarter of 2023. Wholesale Revenue can fluctuate on a quarter-to-quarter basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 87% to approximately 1,209,000 as of March 31, 2023 as compared to approximately 646,000 Subscribers as of March 31, 2022. Growth in Subscribers was driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, and by increased customer conversion rates from improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber grew $3 to $55 for the three months ended March 31, 2023 as compared to $52 for the three months ended March 31, 2022. Monthly Online Revenue per Average Subscriber has remained relatively stable as a result of recurring and predictable uptake of our offerings by Subscribers.

As a result of growth in Subscribers, we generated approximately 2.0 million Net Orders for the three months ended March 31, 2023, an increase of 70% as compared to approximately 1.2 million Net Orders for the three months ended March 31, 2022. For the three months ended March 31, 2023, AOV was $90, an increase of 15% as compared to $78 for the three months ended March 31, 2022. AOV growth for the three months ended March 31, 2023 was driven by higher price points from product bundles with product mixes shifting towards higher priced items and longer duration multi-month Subscriptions.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. We expect to retain a majority or a higher percentage of revenue from Subscribers who have maintained a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including increasing inflation may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which includes consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses), impairment of long-lived assets, income taxes, change in fair value of liabilities, and interest income. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$190,770	$101,314

Net loss	(10,067)	(16,252)
Stock-based compensation	14,167	8,856
Depreciation and amortization	2,117	1,741
Acquisition-related costs	646	116
Impairment of long-lived assets	429	—
Provision for income taxes	386	94
Change in fair value of liabilities	295	(441)
Interest income	(1,913)	(175)
Adjusted EBITDA	$6,060	$(6,061)

Net loss as a % of revenue	(5)%	(16)%
Adjusted EBITDA margin	3%	(6)%

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

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and our losses are attributable to, the United States of America. Foreign operations are immaterial to the condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities for which we are the primary beneficiary. The variable interest entities are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our condensed consolidated financial statements as if the consolidated group were a single economic entity.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period, the mix of Online Revenue and Wholesale Revenue in a period, volume of fulfillment through affiliated and internal fulfillment capabilities, and our ability to sell our inventory. We expect our gross margin to fluctuate from period to period depending on these and other factors.

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

Results of Operations

Comparisons for the three months ended March 31, 2023 and 2022

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 and 2022, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue	$190,770	$101,314	$89,456	88%
Cost of revenue	37,345	26,558	10,787	41%
Gross profit	153,425	74,756	78,669	105%
Operating expenses:(1)
Marketing	97,245	48,093	49,152	102%
Operations and support	26,182	15,683	10,499	67%
Technology and development	10,748	6,088	4,660	77%
General and administrative	30,513	21,811	8,702	40%
Total operating expenses	164,688	91,675	73,013	80%
Loss from operations	(11,263)	(16,919)	5,656	(33)%
Other income:
Change in fair value of liabilities	(295)	441	(736)	*
Other income, net	1,877	320	1,557	487%
Total other income, net	1,582	761	821	108%
Loss before income taxes	(9,681)	(16,158)	6,477	(40)%
Provision for income taxes	(386)	(94)	(292)	311%
Net loss	$(10,067)	$(16,252)	$6,185	(38)%
______________
*    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Marketing	$996	$823
Operations and support	1,154	486
Technology and development	1,461	906
General and administrative	10,556	6,641
Total stock-based compensation expense	$14,167	$8,856

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	20%	26%
Gross profit	80%	74%
Operating expenses:
Marketing	51%	47%
Operations and support	13%	15%
Technology and development	6%	6%
General and administrative	16%	22%
Total operating expenses	86%	90%
Loss from operations	(6)%	(16)%
Other income:
Change in fair value of liabilities	—%	—%
Other income, net	1%	—%
Total other income, net	1%	—%
Loss before income taxes	(5)%	(16)%
Provision for income taxes	—%	—%
Net loss	(5)%	(16)%

Revenue

Revenue was $190.8 million for the three months ended March 31, 2023, compared to $101.3 million for the three months ended March 31, 2022, an increase of $89.5 million, or 88%. For a detailed discussion of this increase, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit
Cost of revenue was $37.3 million for the three months ended March 31, 2023, compared to $26.6 million for the three months ended March 31, 2022, an increase of $10.8 million, or 41%. This increase was primarily due to increased costs associated with medical consultation services of 99%, increased shipping costs of 66%, and increased product and packaging costs of approximately 12%, compared to the three months ended March 31, 2022. These increases were due to overall increased business activity with the addition of new Subscribers.

Gross profit was $153.4 million for the three months ended March 31, 2023, compared to $74.8 million for the three months ended March 31, 2022, an increase of $78.7 million, or 105%. Correspondingly, gross margin was 80% for the three months ended March 31, 2023, compared to 74% for the three months ended March 31, 2022. The increase in gross margin for the three months ended March 31, 2023 was primarily due to lower product and packaging costs as a percent of revenue as a result of fulfilling greater order volume by Affiliated Pharmacies at lower costs as compared to third-party pharmacies, as well as Wholesale Revenue, which is lower margin than Online Revenue, comprising a smaller proportion of total revenue.

Marketing expenses

Marketing expenses were $97.2 million for the three months ended March 31, 2023, compared to $48.1 million for the three months ended March 31, 2022, an increase of $49.2 million, or 102%. Customer acquisition costs increased to $84.0 million in the three months ended March 31, 2023, compared to $39.1 million for the three months ended March 31, 2022, an increase of 115%. The increase in customer acquisition costs was a result of management’s decision to increase investment in display, search, and linear and streaming television marketing, as we continue to identify opportunities to drive new customer growth.

Operations and support

Operations and support expenses were $26.2 million for the three months ended March 31, 2023, compared to $15.7 million for the three months ended March 31, 2022, an increase of $10.5 million or 67%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $3.9 million, an increase in order fulfillment, transaction processing, and selling costs of $3.3 million, and an increase in professional services of $1.4 million.

Technology and development

Technology and development expenses were $10.7 million for the three months ended March 31, 2023, compared to $6.1 million for the three months ended March 31, 2022, an increase of $4.7 million or 77%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $2.4 million, an increase in depreciation, amortization, and technology costs of $0.9 million, and an increase in stock-based compensation of $0.6 million.

General and administrative

General and administrative expenses were $30.5 million for the three months ended March 31, 2023, compared to $21.8 million for the three months ended March 31, 2022, an increase of $8.7 million, or 40%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $3.9 million, and an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $3.8 million.

Other income

Other income was $1.6 million for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022, an increase of $0.8 million or 108%. This increase was driven primarily by interest income for the three months ended March 31, 2023 of $1.9 million, compared to $0.2 million for the three months ended March 31, 2022. The increase was partially offset by a loss from the change in fair value of liabilities for the three months ended March 31, 2023 of $0.3 million, compared to a gain of $0.4 million for the three months ended March 31, 2022.

Provision for income taxes

Provision for income taxes was $0.4 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. This change was primarily due to an increase in state income taxes.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity are cash and cash equivalents in the amount of $48.7 million, which are primarily invested in money market funds and government bonds, and investments in the amount of $135.6 million, which are invested in corporate bonds, as well as government and government agency securities.

We have historically incurred negative cash flows from operating activities and significant losses from operations in the past. While we had positive cash flows from operating activities for the three months ended March 31, 2023, we expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary or other macroeconomic factors. We expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$9,483	$(19,403)
Net cash (used in) provided by investing activities	(4,113)	18,453
Net cash used in financing activities	(3,412)	(22,527)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $9.5 million for the three months ended March 31, 2023. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $14.2 million and depreciation and amortization of $2.1 million, partially offset by a net loss of $10.1 million and net accretion on securities of $1.0 million. In addition, a net cash inflow totaling $2.4 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $5.6 million and an increase in deferred revenue of $1.4 million. This inflow was partially offset by an increase in prepaid expenses and other current assets of $5.0 million.

Net cash used in operating activities was $19.4 million for the three months ended March 31, 2022. The most significant component of our cash used was a net loss of $16.3 million. This included non-cash expense related to stock-based compensation of $8.9 million, depreciation and amortization of $1.7 million, and net amortization on securities of $1.0 million. In addition, a net cash outflow totaling $14.4 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in prepaid expenses and other current assets of $7.7 million, a decrease in earn-out payable of $6.9 million, and a decrease in deferred revenue of $2.0 million. This inflow was partially offset by a decrease in inventory of $1.4 million and an increase in accounts payable and accrued liabilities of $1.1 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in website and mobile application development and internal-use software and purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2023 was $4.1 million, which was primarily due to investments of $1.9 million in website development and internal-use software, including investment in our mobile technology, net investment cash outflows of $1.6 million, and $0.6 million in purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2022 was $18.5 million, which was primarily due to net investment cash inflows of $19.8 million. This cash inflow was partially offset by investments in website development and internal-use software, including investment in our mobile technology of $1.2 million.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2023 was $3.4 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $3.7 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $0.2 million.

Net cash used in financing activities for the three months ended March 31, 2022 was $22.5 million, which was primarily due to the payments for earn-out consideration for acquisitions of $23.0 million and payments for taxes related to net share settlement of equity awards of $0.4 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $0.9 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out liabilities related to an acquisition, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of March 31, 2023 were $15.3 million, of which $5.1 million was payable within 12 months.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgements, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgements, and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website and mobile application development and internal-use software costs, and judgements relating to impairment triggering events for long-lived assets. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments, and assumptions were made. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our condensed consolidated financial statements will be affected.

For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes to our critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $184.4 million and $179.6 million, respectively, as of March 31, 2023 and December 31, 2022, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds and government and government agency securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the three months ended March 31, 2023 and 2022 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of March 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time, we are a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on our business, financial position, results of operations, or cash flows.

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
•Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations. If the state based licenses maintained by our Affiliated Pharmacies are terminated, suspended, or otherwise limited, or if our Affiliated Pharmacies fail to comply with applicable pharmacy-related laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.

•If we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
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

We use third-party social media platforms as part of our marketing strategy. For example, our brands maintain Instagram, Facebook, YouTube and TikTok accounts. We also maintain relationships with many social media and celebrity influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we expect to maintain a presence on these existing platforms and an important part of our marketing strategy is to establish and maintain a presence on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, if the social media platforms we use change their policies or algorithms, or if evolving laws and regulations limit how we can market through these channels, if at all, we may not be able to fully optimize our use of such platforms and our ability to retain current customers and acquire new customers may suffer. Any such failure could adversely affect our reputation, revenue, and results of operations.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of increasing inflation and related market and macroeconomic responses including interest rate increases, the ongoing COVID-19 pandemic and its related resurgences and variants, the recent banking crisis, and the ongoing conflict arising out of the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, escalating inflation, supply chain issues and the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

XeCare, one of our Affiliated Pharmacies that is dedicated to our operations, launched in Ohio in 2021, and is in the process of obtaining licensure in additional geographies. We also acquired Apostrophe in July 2021, which has an Affiliated Pharmacy dedicated to its operations (Apostrophe Pharmacy). A majority of the fulfillment and distribution of products available through our platform is done by our Affiliated Pharmacies. While the Affiliated Pharmacies operate exclusively in support of the Company, similar to the Affiliated Medical Groups, the Company does not directly own the Affiliated Pharmacies due to state-based regulatory considerations. Many states require advance notice and approval by the state’s board of pharmacy with respect to changes in ownership. These requirements could result in delays to an Affiliated Pharmacy obtaining licensure in a given jurisdiction or disruptions to our business in the event of a change of control with respect to an Affiliated Pharmacy, which could adversely affect our revenue or results of operations.

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

prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to the U.S. Food and Drug Administration (the “FDA”), state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities, the loss, suspension or other limitation of any license held by an Affiliated Pharmacy, or any failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, or local law or regulation could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

The healthcare and technology industries are subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the industries in which we operate have been subject to an increase in governmental regulation and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they have and will affect these industries and may impact customer use of the services we offer on our platform. The healthcare industry in general is also subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties. Under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have adopted policies and procedures designed to comply with applicable laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations or those of our Affiliated Pharmacies or Affiliated Medical Groups are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from the ability to participate in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business and our financial condition.

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

The Affiliated Medical Groups and their Providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of the Affiliated Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts Providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as certain other regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications, including compounded products, can be marketed, dispensed, and sold.

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

The products available through our platform, and the third-party suppliers and manufacturers of these products, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, shipping, marketing, and sale of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet, or changes to any international, federal, state, or local requirements attendant to the testing, production, distribution, labeling, packaging, handling, sales and marketing, continued safety and/or other aspects of a regulated product, including any changes to the interpretation or enforcement of such requirements, could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act, and these laws and regulations are rapidly evolving. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted disease. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, and information security creates significant compliance issues for us, the Affiliated Medical Groups, the Affiliated Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could materially and adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, the California Privacy Rights Act (“CPRA”), a new privacy law that amends the CCPA, became effective January 1, 2023. Virginia has similarly adopted a comprehensive privacy law, the Consumer Data Protection Act, which also took effect January 1, 2023. Colorado, Connecticut, Utah and Iowa have also passed comprehensive privacy laws, each of which will take effect either in July or December of 2023 (or January 2025 with respect to Iowa). While these new state privacy laws emulate the CCPA/CPRA in many respects, each has requirements that will require particular assessment for compliance. Further, Washington has adopted the My Heath My Data Act, a privacy law that imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which will take effect as to the substantial majority of the legislation in March 31, 2024, with certain provisions potentially taking effect in July 2023. Additional states have proposed laws that could impose similar or more restrictive requirements.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, such as the CCPA, the CPRA, the UK GDPR and others, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position.

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

Our intellectual property includes the content of our websites, our software code, our electronic medical records system, our mobile applications, our unregistered copyrights, our trademarks, and our trade secrets. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, or disclosure of trade secrets and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

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

We have incurred net losses on an annual basis since inception. We incurred net losses of $18.1 million, $107.7 million, and $65.7 million in the years ended December 31, 2020, 2021, and 2022, respectively. We had an accumulated deficit of $354.7 million as of March 31, 2023. For the quarter ended March 31, 2023, we incurred a net loss of $10.1 million while achieving profitability of $6.1 million on an Adjusted EBITDA basis. We expect our costs will increase in the foreseeable future and our losses may continue as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2020, 2021, and 2022. While we had positive cash flows from operations for the three months ended March 31, 2023, we may not generate positive cash flows from operations, achieve profitability on a net income basis, or maintain profitability on an Adjusted EBITDA basis in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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
•changes in the legislative or regulatory environment, including with respect to practice of medicine, telehealth, pharmaceuticals or compounding, consumer protection, privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees;
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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. The possibility of a significant economic downturn, the recent banking crisis or other disruptions in the global financial markets may make it more difficult to access available capital and may reduce our ability to incur debt financing on favorable terms. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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
•changes in laws and regulations, or enforcement thereof, affecting our business;
•commencement of, or involvement in, litigation or governmental action involving us;
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
May 8, 2023

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)