Form 10-Q
period 2023-06-30
Hims & Hers Health, Inc.
filed 2023-08-07
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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
Yes ☐ No ☒

As of August 4, 2023, 202,645,093 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our categories, our ability to innovate on and expand the scope of our offerings and experiences, our ability to reinvest into the customer experience, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,417	$46,772
Short-term investments	127,725	132,853
Inventory	21,417	21,562
Prepaid expenses and other current assets	20,089	15,408
Total current assets	234,648	216,595
Restricted cash	856	856
Goodwill	110,881	110,881
Intangibles, net	19,962	21,841
Operating lease right-of-use assets	4,735	4,936
Other long-term assets	18,802	11,232
Total assets	$389,884	$366,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,267	$32,363
Accrued liabilities	19,607	12,448
Deferred revenue	2,058	1,472
Earn-out liabilities	4,776	—
Operating lease liabilities	1,839	1,658
Total current liabilities	66,547	47,941
Operating lease liabilities	3,252	3,649
Earn-out liabilities	—	2,975
Other long-term liabilities	14	35
Total liabilities	69,813	54,600
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 202,419,498 and 200,051,689 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of June 30, 2023 and December 31, 2022	21	21
Additional paid-in capital	682,161	656,626
Accumulated other comprehensive loss	(258)	(277)
Accumulated deficit	(361,853)	(344,629)
Total stockholders' equity	320,071	311,741
Total liabilities and stockholders' equity	$389,884	$366,341
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$207,912	$113,563	$398,682	$214,877
Cost of revenue	37,754	26,387	75,099	52,945
Gross profit	170,158	87,176	323,583	161,932
Operating expenses:
Marketing	107,219	60,490	204,464	108,583
Operations and support	29,227	17,448	55,409	33,131
Technology and development	11,804	6,861	22,552	12,949
General and administrative	31,144	22,567	61,657	44,378
Total operating expenses	179,394	107,366	344,082	199,041
Loss from operations	(9,236)	(20,190)	(20,499)	(37,109)
Other income:
Change in fair value of liabilities	(173)	121	(468)	562
Other income, net	2,239	402	4,116	722
Total other income, net	2,066	523	3,648	1,284
Loss before income taxes	(7,170)	(19,667)	(16,851)	(35,825)
Benefit (provision) for income taxes	13	(12)	(373)	(106)
Net loss	(7,157)	(19,679)	(17,224)	(35,931)
Other comprehensive (loss) income	(147)	(145)	19	(331)
Total comprehensive loss	$(7,304)	$(19,824)	$(17,205)	$(36,262)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.10)	$(0.08)	$(0.18)
Weighted average shares outstanding:
Basic and diluted	208,422,825	203,949,535	207,785,104	203,326,215
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	751,486	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,657)	—	—	(3,657)
Exercise of vested stock options	131,246	—	245	—	—	245
Stock-based compensation	—	—	14,317	—	—	14,317
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(10,067)	(10,067)
Balance as of March 31, 2023	209,312,044	21	667,531	(111)	(354,696)	312,745
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,017,129	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,754)	—	—	(3,754)
Exercise of vested stock options	211,002	—	315	—	—	315
Issuance of common stock under employee stock purchase plan	256,946	—	898	—	—	898
Stock-based compensation	—	—	17,171	—	—	17,171
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(7,157)	(7,157)
Balance as of June 30, 2023	210,797,121	$21	$682,161	$(258)	$(361,853)	$320,071

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	320,296	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(404)	—	—	(404)
Exercise of vested stock options	768,727	1	890	—	—	891
Vesting of early exercised stock options	—	—	38	—	—	38
Stock-based compensation	—	—	9,009	—	—	9,009
Other comprehensive loss	—	—	—	(186)	—	(186)
Net loss	—	—	—	—	(16,252)	(16,252)
Balance as of March 31, 2022	205,881,009	21	623,220	(323)	(295,203)	327,715
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	427,850	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(779)	—	—	(779)
Exercise of vested stock options	356,265	—	579	—	—	579
Vesting of early exercised stock options	—	—	38	—	—	38
Issuance of common stock under employee stock purchase plan	185,103	—	553	—	—	553
Stock-based compensation	—	—	10,777	—	—	10,777
Other comprehensive loss	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(19,679)	(19,679)
Balance as of June 30, 2022	206,850,227	$21	$634,388	$(468)	$(314,882)	$319,059
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(17,224)	$(35,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,494	3,562
Stock-based compensation	31,012	19,488
Change in fair value of liabilities	468	(562)
Net (accretion) amortization on securities	(2,517)	863
Benefit for deferred taxes	(20)	(258)
Impairment of long-lived assets	429	—
Non-cash operating lease cost	914	755
Non-cash acquisition-related costs	1,066	58
Non-cash other	75	—
Changes in operating assets and liabilities:
Inventory	145	(6,115)
Prepaid expenses and other current assets	(4,756)	(6,762)
Other long-term assets	(32)	(27)
Accounts payable	5,438	7,453
Accrued liabilities	7,159	150
Deferred revenue	586	(851)
Operating lease liabilities	(928)	(772)
Earn-out payable	—	(6,848)
Net cash provided by (used in) operating activities	26,309	(25,797)
Investing activities
Purchases of investments	(65,376)	(89,146)
Maturities of investments	72,334	101,259
Proceeds from sales of investments	676	22,291
Investment in website and mobile application development and internal-use software	(4,062)	(2,397)
Purchases of property, equipment, and intangible assets	(5,312)	(276)
Deferred consideration paid for acquisitions	—	(459)
Net cash (used in) provided by investing activities	(1,740)	31,272
Financing activities
Proceeds from exercise of vested stock options	560	1,470
Payments for taxes related to net share settlement of equity awards	(7,411)	(1,183)
Proceeds from employee stock purchase plan	898	553
Payments for earn-out consideration for acquisitions	—	(23,014)
Net cash used in financing activities	(5,953)	(22,174)
Foreign currency effect on cash and cash equivalents	29	(52)
Increase (decrease) in cash, cash equivalents, and restricted cash	18,645	(16,751)
Cash, cash equivalents, and restricted cash at beginning of period	47,628	72,640
Cash, cash equivalents, and restricted cash at end of period	$66,273	$55,889
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$65,417	$55,033
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$66,273	$55,889
Supplemental disclosures of cash flow information
Cash paid for taxes	$626	$528
Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$466	$—
Right-of-use asset obtained in exchange for lease liability	591	—
Vesting of early exercised stock options	—	76

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

The condensed consolidated financial statements as of June 30, 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited consolidated financial statements”).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and six months ended June 30, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, website and mobile application development and internal-use software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. The Company recognized $0.4 million of impairment charges on long-lived assets during the six months ended June 30, 2023 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. No impairment of long-lived assets was recorded for the three months ended June 30, 2023 or the three and six months ended June 30, 2022.

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

Revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Online Revenue	$201,178	$107,462	$385,353	$201,564
Wholesale Revenue	6,734	6,101	13,329	13,313
Total revenue	$207,912	$113,563	$398,682	$214,877

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and six months ended June 30, 2023 and 2022, service revenue represented less than 10% of consolidated revenues.

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

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment in accordance with contract terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the condensed consolidated balance sheets since the associated revenue will be primarily recognized within the following month. For wholesale arrangements, payments are collected in accordance with contract terms.

3. Investments

Short-term investments as of June 30, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$88,838	$1	$(84)	$88,755
Government and government agency	39,034	—	(64)	38,970
Total short-term investments	$127,872	$1	$(148)	$127,725

Short-term investments as of December 31, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$99,672	$—	$(106)	$99,566
Government and government agency	33,317	17	(47)	33,287
Total short-term investments	$132,989	$17	$(153)	$132,853

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$15,207	$16,477
Raw materials	6,210	5,085
Total inventory	$21,417	$21,562

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Wholesale trade receivables	$3,902	$3,231
Prepaid expenses	13,943	10,392
Other current assets	2,244	1,785
Total prepaid expenses and other current assets	$20,089	$15,408

6. Intangible Assets

Intangible assets as of June 30, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(5,692)	$18,478	7.9
Other	4,739	(3,255)	1,484	5.8
Intangible assets, net	$28,909	$(8,947)	$19,962	7.8

Intangible assets as of December 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(4,504)	$19,666	8.4
Other	4,581	(2,406)	2,175	4.7
Intangible assets, net	$28,751	$(6,910)	$21,841	8.0

Amortization expense for intangible assets was $1.0 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $2.0 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to June 30, 2023 is as follows (in thousands):

The remainder of 2023	$1,443
2024	2,756
2025	2,597
2026	2,466
2027	2,356
2028 and thereafter	8,344
$19,962

7. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Marketing	$12,452	$4,990
Payroll	4,521	4,999
Professional services	921	643
Tax	605	963
Product and shipping	437	263
Other accruals	671	590
Total accrued liabilities	$19,607	$12,448

8. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2025 and 2027. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise.

For the three months ended June 30, 2023 and 2022, the Company recorded operating lease costs of $0.6 million and $0.5 million, respectively, including variable operating lease costs of $0.1 million in each period. For the six months ended June 30, 2023 and 2022, the Company recorded operating lease costs of $1.2 million and $0.9 million, respectively, including variable operating lease costs of $0.2 million and $0.1 million, respectively.

For the six months ended June 30, 2023 and 2022, operating cash flows used for operating leases were $0.9 million and $0.8 million, respectively. As of June 30, 2023, the weighted average remaining lease term and weighted average discount rate was 2.8 years and 5.2%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to June 30, 2023 are as follows (in thousands):

The remainder of 2023	$1,004
2024	2,114
2025	1,642
2026	523
2027	259
Gross lease payments	5,542
Less: imputed interest	(451)
Present value of net future minimum lease payments	$5,091

As of June 30, 2023, the present value of net future minimum lease payments of $5.1 million is recorded as operating lease liabilities: (i) $1.8 million within current liabilities; and (ii) $3.3 million within long-term liabilities on the condensed consolidated balance sheet.

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

As of June 30, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included current assets of $15.4 million and $7.5 million, respectively, and total assets of $15.6 million and $7.7 million, respectively, for the VIEs. As of June 30, 2023 and December 31, 2022, current and total liabilities were $5.0 million and $3.7 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended June 30, 2023 and 2022, the VIEs charged $23.9 million and $15.0 million, respectively, for services rendered. For the six months ended June 30, 2023 and 2022, the VIEs charged $46.4 million and $27.2 million, respectively, for services rendered. For the three months ended June 30, 2023 and 2022, operations of the VIEs generated net income of $2.8 million and $2.5 million, respectively, inclusive of administrative expenses. For the six months ended June 30, 2023 and 2022, operations of the VIEs generated net income of $5.5 million and $3.7 million, respectively, inclusive of administrative expenses.

10. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$34,604	$—	$—	$34,604
Short-term investments:
Corporate bonds	—	88,755	—	88,755
Government and government agency	—	38,970	—	38,970
Restricted cash:
Money market funds	856	—	—	856
Total assets	$35,460	$127,725	$—	$163,185
Liabilities
Earn-out liability	$—	$—	$4,776	$4,776
Total liabilities	$—	$—	$4,776	$4,776

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2023 and December 31, 2022, due to their short-term nature. All other financial instruments, except for the earn-out liability, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the six months ended June 30, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of June 30, 2023 and December 31, 2022, the earn-out liability, which is solely related to the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liability associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

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

Balance at December 31, 2022	$2,975
Change in fair value due to revaluation and service-based vesting	1,801
Balance at June 30, 2023	$4,776

11. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of June 30, 2023, purchase obligations were $8.1 million, with $1.9 million payable in 2023, $4.2 million payable in 2024, $1.9 million payable in 2025, and $0.1 million payable in 2026.

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

RSU Releases

During the three and six months ended June 30, 2023, the Company released 1,443,110 and 2,600,011 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 425,981 and 831,396 shares of Class A common stock were withheld for the payment of employee taxes. During the three and six months ended June 30, 2022, the Company released 618,848 and 1,031,883 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 190,998 and 283,737 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. As of December 31, 2022, there were 33,101,677 and 10,963,031 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the six months ended June 30, 2023, 61,238 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2023, 10,421,465 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of June 30, 2023, there were 43,584,380 shares of Class A common stock reserved and 13,147,352 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2022, there were 6,047,919 and 5,654,391 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2023. Therefore, as of June 30, 2023, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the three and six months ended June 30, 2023, the Company issued 256,946 shares of Class A common stock under the ESPP. During the three and six months ended June 30, 2022, the Company issued 185,103 shares of Class A common stock under the ESPP. As of June 30, 2023, there were 5,397,445 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of June 30, 2023, $0.4 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending November 2023.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of June 30, 2023, 111,824 of these stock options have been exercised at a weighted average exercise price of $2.43. As of June 30, 2023, there was $1.1 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 0.79 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of June 30, 2023, no shares have vested and there was $1.9 million of remaining compensation expense to be recognized over a period of 2.65 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions for the six months ended June 30, 2023:

Expected term (in years)	6.02
Expected volatility	49.9%
Risk-free interest rate	4.2%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	14,450	$4.68	7.98	$35,771
Granted	603	11.53
Exercised	(232)	1.30
Forfeited and expired	(242)	6.99
Outstanding at June 30, 2023	14,579	4.99	7.53	68,652
Exercisable as of June 30, 2023	9,430	4.16	6.88	51,040

The weighted average grant date fair value of options granted for the six months ended June 30, 2023 was $6.09 per share, and the intrinsic value of vested options exercised was $2.6 million.

As of June 30, 2023, there was $20.5 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 2.42 years.

The options outstanding and exercisable as of June 30, 2023 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	1,706	4.72	1,706	4.72
1.55 – 1.75	878	5.99	878	5.99
2.43 – 3.11	3,021	7.01	2,944	6.96
5.01 – 6.82	6,005	8.56	2,042	8.30
8.13 – 11.53	2,138	8.19	1,379	7.61
12.21 – 15.17	831	7.82	481	7.80
	14,579		9,430

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

RSU activity (excluding the 2023 performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	11,601	$6.40
Granted	7,631	10.49
Vested	(2,600)	7.00
Forfeited and expired	(1,130)	7.15
Unvested at June 30, 2023	15,502	$8.19

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of June 30, 2023. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products, of which 15,099 RSUs, 1,477 earn-out RSUs, and 30 Parent Warrant RSUs have vested as of June 30, 2023. These grants are also included in the above activity.

As of June 30, 2023, there was $113.3 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the 2023 performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.25 years.

2023 Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of June 30, 2023, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain performance metrics related to the 2025 fiscal year.

The total grant date fair value of the awards was $12.9 million, which is based on the probable achievement of 100% of the target. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis. As of June 30, 2023, there was unrecognized stock-based compensation expense related to unvested PRSUs of $11.3 million, which is expected to be recognized over a weighted average period of 2.71 years.

Warrants

As of June 30, 2023, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $3.5 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 additional shares. As of June 30, 2023, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of June 30, 2023, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and $0.2 million aggregate intrinsic value. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2023 and 2022. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of June 30, 2023, there was unrecognized stock-based compensation expense of $2.8 million, which will be recognized over a weighted average period of 1.87 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2023 and 2022. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of June 30, 2023, there was unrecognized stock-based compensation expense of $8.1 million, which will be recognized over a weighted average period of 1 year.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketing	$1,487	$1,072	$2,483	$1,895
Operations and support	1,854	667	3,008	1,153
Technology and development	2,092	1,090	3,553	1,996
General and administrative	11,412	7,803	21,968	14,444
Total stock-based compensation expense	$16,845	$10,632	$31,012	$19,488

The Company capitalized $0.4 million and $0.1 million of stock-based compensation as internal-use software for the three months ended June 30, 2023 and 2022, respectively. The Company capitalized $0.7 million and $0.3 million of stock-based compensation as internal-use software for the six months ended June 30, 2023 and 2022, respectively.

13. Related-Party Transactions

For the three months ended June 30, 2023 and 2022, the Company recorded a total of $1.2 million and $0.9 million, respectively, for payments made to Terminal, Inc., a related party company that provides professional services to the Company, primarily to support engineering and operations functions. For the six months ended June 30, 2023 and 2022, the Company recorded $2.2 million and $1.8 million, respectively, for payments made to Terminal, Inc.

In addition, for the three months ended June 30, 2023 and 2022, the Company recorded less than $0.1 million and $0.2 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services. For the six months ended June 30, 2023 and 2022, the Company recorded $1.0 million and $0.4 million, respectively, for payments made to Vouched.

14. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and six months ended June 30, 2023 and 2022. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(6,869)	$(288)	$(18,871)	$(808)	$(16,530)	$(694)	$(34,451)	$(1,480)
Denominator:
Weighted average shares outstanding, basic and diluted	200,045,202	8,377,623	195,571,912	8,377,623	199,407,481	8,377,623	194,948,592	8,377,623
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.10)	$(0.10)	$(0.08)	$(0.08)	$(0.18)	$(0.18)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	21,698,967	21,563,318	21,624,874	19,634,995
RSUs	16,944,918	8,536,838	15,149,805	6,960,657
Common stock issued subject to vesting	1,219,636	2,174,516	1,330,021	2,284,482
2023 PRSUs	1,111,823	—	750,071	—
Common stock issuable under the ESPP	766,255	421,916	722,090	209,154
Warrants to purchase Class A common stock	561,058	561,058	561,058	561,058
Common stock issued for early exercise of stock options	—	80,038	—	91,715

15. Income Tax

The effective income tax rate was 0.2% and (0.1)%, respectively, for the three months ended June 30, 2023 and 2022 and (2.2)% and (0.3)%, respectively, for the six months ended June 30, 2023 and 2022. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The new legislation imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While we may be subject to the new excise tax on certain stock buybacks in the future, the enactment of the IRA did not result in any material adjustments to our financial statements for the three and six months ended June 30, 2023.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and six months ended June 30, 2023 and 2022, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Online Revenue	$201,178	$107,462	$93,716	87%	$385,353	$201,564	$183,789	91%
Wholesale Revenue	6,734	6,101	633	10%	13,329	13,313	16	—%
Total revenue	$207,912	$113,563	$94,349	83%	$398,682	$214,877	$183,805	86%

Subscribers (end of period)	1,300	748	552	74%	1,300	748	552	74%
Monthly Online Revenue per Average Subscriber	$53	$51	$2	4%	$55	$52	$3	6%

Net Orders	2,109	1,385	724	52%	4,156	2,592	1,564	60%
AOV	$95	$78	$17	22%	$93	$78	$15	19%

We generated $201.2 million in Online Revenue for the three months ended June 30, 2023, an increase of $93.7 million, or 87%, as compared to $107.5 million for the three months ended June 30, 2022. We generated $385.4 million in Online Revenue for the six months ended June 30, 2023, an increase of $183.8 million, or 91%, as compared to $201.6 million for the six months ended June 30, 2022. Growth in Online Revenue for the three and six months ended June 30, 2023 was primarily driven by growth in Subscribers, from whom we generated recurring and stable Monthly Online Revenue per Average Subscriber, as well as growth in AOV and Net Orders.

We generated $6.7 million in Wholesale Revenue for the three months ended June 30, 2023, an increase of $0.6 million, or 10%, as compared to $6.1 million for the three months ended June 30, 2022. We generated $13.3 million in Wholesale Revenue for the six months ended June 30, 2023, which represented no significant change as compared to $13.3 million for the six months ended June 30, 2022. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 74% to approximately 1,300,000 as of June 30, 2023 as compared to approximately 748,000 Subscribers as of June 30, 2022. Growth in Subscribers was driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, and by increased customer conversion rates from improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber grew $2 to $53 for the three months ended June 30, 2023 as compared to $51 for the three months ended June 30, 2022. Monthly Online Revenue per Average Subscriber grew $3 to $55 for the six months ended June 30, 2023 as compared to $52 for the six months ended June 30, 2022. Monthly Online Revenue per Average Subscriber has remained relatively stable as a result of recurring and predictable uptake of our offerings by Subscribers.

As a result of growth in Subscribers, we generated approximately 2.1 million Net Orders for the three months ended June 30, 2023, an increase of 52% as compared to approximately 1.4 million Net Orders for the three months ended June 30, 2022. We generated approximately 4.2 million Net Orders for the six months ended June 30, 2023, an increase of 60% as compared to approximately 2.6 million Net Orders for the six months ended June 30, 2022. For the three months ended June 30, 2023, AOV was $95, an increase of 22% as compared to $78 for the three months ended June 30, 2022. For the six months ended June 30, 2023, AOV was $93, an increase of 19% as compared to $78 for the six months ended June 30, 2022. AOV growth for the three and six months ended June 30, 2023 was driven by higher price points from product bundles with product mixes shifting towards higher priced items and longer duration Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a 30-day cadence, we offer Subscribers the ability to select from a range of Subscription shipment cadences, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. The Subscriber is billed upon each shipment. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by Subscribers have contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The customer uptake of longer term Subscriptions results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in law or regulatory enforcement could also negatively impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws that could impact customer acquisition costs.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. We expect to retain a majority or a higher percentage of revenue from Subscribers who have maintained a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which includes consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses), change in fair value of liabilities, impairment of long-lived assets, income taxes, and interest income. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$207,912	$113,563	$398,682	$214,877

Net loss	(7,157)	(19,679)	(17,224)	(35,931)
Stock-based compensation	16,845	10,632	31,012	19,488
Depreciation and amortization	2,377	1,821	4,494	3,562
Acquisition-related costs	583	150	1,229	266
Change in fair value of liabilities	173	(121)	468	(562)
Impairment of long-lived assets	—	—	429	—
(Benefit) provision for income taxes	(13)	12	373	106
Interest income	(2,173)	(356)	(4,086)	(531)
Adjusted EBITDA	$10,635	$(7,541)	$16,695	$(13,602)

Net loss as a % of revenue	(3)%	(17)%	(4)%	(17)%
Adjusted EBITDA margin	5%	(7)%	4%	(6)%

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

Results of Operations

Comparisons for the three and six months ended June 30, 2023 and 2022

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue	$207,912	$113,563	$94,349	83%	$398,682	$214,877	$183,805	86%
Cost of revenue	37,754	26,387	11,367	43%	75,099	52,945	22,154	42%
Gross profit	170,158	87,176	82,982	95%	323,583	161,932	161,651	100%
Operating expenses:(1)
Marketing	107,219	60,490	46,729	77%	204,464	108,583	95,881	88%
Operations and support	29,227	17,448	11,779	68%	55,409	33,131	22,278	67%
Technology and development	11,804	6,861	4,943	72%	22,552	12,949	9,603	74%
General and administrative	31,144	22,567	8,577	38%	61,657	44,378	17,279	39%
Total operating expenses	179,394	107,366	72,028	67%	344,082	199,041	145,041	73%
Loss from operations	(9,236)	(20,190)	10,954	(54)%	(20,499)	(37,109)	16,610	(45)%
Other income:
Change in fair value of liabilities	(173)	121	(294)	*	(468)	562	(1,030)	*
Other income, net	2,239	402	1,837	457%	4,116	722	3,394	470%
Total other income, net	2,066	523	1,543	295%	3,648	1,284	2,364	184%
Loss before income taxes	(7,170)	(19,667)	12,497	(64)%	(16,851)	(35,825)	18,974	(53)%
Benefit (provision) for income taxes	13	(12)	25	*	(373)	(106)	(267)	252%
Net loss	$(7,157)	$(19,679)	$12,522	(64)%	$(17,224)	$(35,931)	$18,707	(52)%
______________
*    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Marketing	$1,487	$1,072	$2,483	$1,895
Operations and support	1,854	667	3,008	1,153
Technology and development	2,092	1,090	3,553	1,996
General and administrative	11,412	7,803	21,968	14,444
Total stock-based compensation expense	$16,845	$10,632	$31,012	$19,488

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	18%	23%	19%	25%
Gross profit	82%	77%	81%	75%
Operating expenses:
Marketing	51%	53%	51%	51%
Operations and support	14%	15%	14%	15%
Technology and development	6%	6%	6%	6%
General and administrative	15%	20%	15%	21%
Total operating expenses	86%	94%	86%	93%
Loss from operations	(4)%	(17)%	(5)%	(18)%
Other income:
Change in fair value of liabilities	—%	—%	—%	—%
Other income, net	1%	—%	1%	—%
Total other income, net	1%	—%	1%	—%
Loss before income taxes	(3)%	(17)%	(4)%	(18)%
Benefit (provision) for income taxes	—%	—%	—%	—%
Net loss	(3)%	(17)%	(4)%	(18)%

Revenue

Revenue was $207.9 million for the three months ended June 30, 2023, compared to $113.6 million for the three months ended June 30, 2022, an increase of $94.3 million, or 83%. Revenue was $398.7 million for the six months ended June 30, 2023, compared to $214.9 million for the six months ended June 30, 2022, an increase of $183.8 million, or 86%. For a detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $37.8 million for the three months ended June 30, 2023, compared to $26.4 million for the three months ended June 30, 2022, an increase of $11.4 million, or 43%. This increase was due to increased costs associated with increased shipping costs of 76%, increased costs associated with medical consultation services of 50%, and increased product and packaging costs of 29%, compared to the three months ended June 30, 2022. Cost of revenue was $75.1 million for the six months ended June 30, 2023, compared to $52.9 million for the six months ended June 30, 2022, an increase of $22.2 million, or 42%. This increase was primarily due to increased costs associated with medical consultation services of 72%, increased shipping costs of 71%, and increased product and packaging costs of approximately 20%, compared to the six months ended June 30, 2022. These increases were due to overall increased business activity with the addition of new Subscribers.

Gross profit was $170.2 million for the three months ended June 30, 2023, compared to $87.2 million for the three months ended June 30, 2022, an increase of $83.0 million, or 95%. Correspondingly, gross margin was 82% for the three months ended June 30, 2023, compared to 77% for the three months ended June 30, 2022. Gross profit was $323.6 million for the six months ended June 30, 2023, compared to $161.9 million for the six months ended June 30, 2022, an increase of $161.7 million, or 100%. Correspondingly, gross margin was 81% for the six months ended June 30, 2023, compared to 75% for the six months ended June 30, 2022. The increases in gross margin for the three and six months ended June 30, 2023 were primarily due to lower product and packaging costs as a percent of revenue as a result of fulfilling greater order volume by Affiliated Pharmacies at lower costs as compared to third-party pharmacies, as well as Wholesale Revenue, which is lower margin than Online Revenue, comprising a smaller proportion of total revenue.

Marketing expenses

Marketing expenses were $107.2 million for the three months ended June 30, 2023, compared to $60.5 million for the three months ended June 30, 2022, an increase of $46.7 million, or 77%. The most significant component of marketing expenses is customer acquisition costs, which increased to $90.0 million in the three months ended June 30, 2023, compared to $51.0 million for the three months ended June 30, 2022, an increase of $39.0 million. Marketing expenses were $204.5 million for the six months ended June 30, 2023, compared to $108.6 million for the six months ended June 30, 2022, an increase of $95.9 million, or 88%. Customer acquisition costs increased to $174.0 million in the six months ended June 30, 2023, compared to $90.1 million for the six months ended June 30, 2022, an increase of $83.9 million. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, and linear and streaming television marketing, as we continue to identify opportunities to drive new customer growth.

Operations and support

Operations and support expenses were $29.2 million for the three months ended June 30, 2023, compared to $17.4 million for the three months ended June 30, 2022, an increase of $11.8 million or 68%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $5.7 million, an increase in order fulfillment, transaction processing, and selling costs of $3.0 million, and an increase in stock-based compensation of $1.2 million. Operations and support expenses were $55.4 million for the six months ended June 30, 2023, compared to $33.1 million for the six months ended June 30, 2022, an increase of $22.3 million or 67%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $9.7 million, an increase in order fulfillment, transaction processing, and selling costs of $6.2 million, an increase in stock-based compensation of $1.9 million, an increase in professional services of $1.6 million, and an increase in depreciation, amortization, and technology costs relating to operations and support functions of $1.6 million.

Technology and development

Technology and development expenses were $11.8 million for the three months ended June 30, 2023, compared to $6.9 million for the three months ended June 30, 2022, an increase of $4.9 million or 72%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $2.6 million, an increase in depreciation, amortization, and technology costs of $1.1 million, and an increase in stock-based compensation of $1.0 million. Technology and development expenses were $22.6 million for the six months ended June 30, 2023, compared to $12.9 million for the six months ended June 30, 2022, an increase of $9.6 million or 74%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $5.0 million, an increase in depreciation, amortization, and technology costs of $2.0 million, and an increase in stock-based compensation of $1.6 million.

General and administrative

General and administrative expenses were $31.1 million for the three months ended June 30, 2023, compared to $22.6 million for the three months ended June 30, 2022, an increase of $8.6 million or 38%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $4.0 million and an increase in stock-based compensation of $3.6 million. General and administrative expenses were $61.7 million for the six months ended June 30, 2023, compared to $44.4 million for the six months ended June 30, 2022, an increase of $17.3 million, or 39%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.7 million, an increase in stock-based compensation of $7.5 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $1.4 million, and an increase in professional services of $1.1 million. The increase in general and administrative expenses was partially offset by a decrease in insurance premiums of $1.1 million.

Other income

Other income was $2.1 million for the three months ended June 30, 2023, compared to $0.5 million for the three months ended June 30, 2022, an increase of $1.5 million. The increase was driven primarily by interest income for the three months ended June 30, 2023 of $2.2 million, compared to $0.4 million for the three months ended June 30, 2022. Other income was $3.6 million for the six months ended June 30, 2023, compared to $1.3 million for the six months ended June 30, 2022, an increase of $2.4 million. This increase was driven primarily by interest income for the six months ended June 30, 2023 of $4.1 million, compared to $0.5 million for the six months ended June 30, 2022. The increase was partially offset by a loss from the change in fair value of liabilities for the six months ended June 30, 2023 of $0.5 million, compared to a gain of $0.6 million for the six months ended June 30, 2022.

Benefit (provision) for income taxes

Benefit for income taxes was less than $0.1 million for the three months ended June 30, 2023, compared to a provision for income taxes of less than $0.1 million for the three months ended June 30, 2022. This change was primarily due to impacts of the valuation allowance on deferred tax assets. Provision for income taxes was $0.4 million for the six months ended June 30, 2023, compared to $0.1 million for the six months ended June 30, 2022. This change was primarily due to an increase in state income taxes.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity are cash and cash equivalents in the amount of $65.4 million, which are primarily invested in money market funds and government bonds, and investments in the amount of $127.7 million, which are invested in corporate bonds, as well as government and government agency securities.

We have historically incurred negative cash flows from operating activities and significant losses from operations in the past. While we had positive cash flows from operating activities for the six months ended June 30, 2023, we expect to continue to incur operating losses at least for the next 12 months due to the investments that we intend to make in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

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

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$26,309	$(25,797)
Net cash (used in) provided by investing activities	(1,740)	31,272
Net cash used in financing activities	(5,953)	(22,174)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $26.3 million for the six months ended June 30, 2023. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $31.0 million, depreciation and amortization of $4.5 million, and non-cash acquisition-related costs of $1.1 million, partially offset by a net loss of $17.2 million and net accretion on securities of $2.5 million. In addition, a net cash inflow totaling $7.6 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $12.6 million. This inflow was partially offset by an increase in prepaid expenses and other current assets of $4.8 million.

Net cash used in operating activities was $25.8 million for the six months ended June 30, 2022. The most significant component of our cash used was a net loss of $35.9 million. This included non-cash expense related to stock-based compensation of $19.5 million and depreciation and amortization of $3.6 million. In addition, a net cash outflow totaling $13.8 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease in earn-out payable of $6.9 million, an increase in prepaid expenses and other current assets of $6.8 million, and an increase in inventory of $6.1 million. This inflow was partially offset by an increase in accounts payable and accrued liabilities of $7.6 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in website and mobile application development and internal-use software and purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2023 was $1.7 million, which was primarily due to $5.3 million in purchases of property and equipment and investments of $4.1 million in website development and internal-use software, including investment in our mobile technology. This cash outflow was partially offset by net investment cash inflows of $7.6 million.

Net cash provided by investing activities for the six months ended June 30, 2022 was $31.3 million, which was primarily due to net investment cash inflows of $34.4 million. This cash inflow was partially offset by investments in website development and internal-use software, including investment in our mobile technology of $2.4 million.

Cash flows from financing activities

Net cash used in financing activities for the six months ended June 30, 2023 was $6.0 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $7.4 million. This cash outflow was partially offset by proceeds from employee stock purchase plan of $0.9 million and proceeds from the exercise of stock options of $0.6 million.

Net cash used in financing activities for the six months ended June 30, 2022 was $22.2 million, which was primarily due to the payments for earn-out consideration for acquisitions of $23.0 million and payments for taxes related to net share settlement of equity awards of $1.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $1.5 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out liabilities related to an acquisition, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of June 30, 2023 were $18.4 million, of which $11.4 million was payable within 12 months.

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

We had cash and cash equivalents and short-term investments totaling $193.1 million and $179.6 million, respectively, as of June 30, 2023 and December 31, 2022, which were held for working capital purposes. Our cash equivalents are comprised of money market funds and government bonds, and our short-term investments are comprised of corporate bonds and government and government agency securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the six months ended June 30, 2023 and 2022 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•The COVID-19 pandemic increased interest in and consumer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue.
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

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and Providers to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by Providers through our platform, operating licensed pharmacies and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of Providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, use of artificial intelligence, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing and expanding, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, including disruptive technologies by market participants, including us, can quickly make existing products and services offered by us obsolete and unmarketable.

Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

In order to attract new customers and incentivize existing customers to purchase more of our offerings, we use social media, emails, text messages, celebrity influencers, and other marketing strategies to reach potential and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

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

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise from:
•perceived risks associated with the use of our platform, telehealth or similar technologies generally, including those related to privacy, customer data, and the use of artificial intelligence;
•our inability to expand into new conditions and to attract Providers qualified to treat those conditions;
•regulatory developments that affect our business, including in healthcare, data privacy and security, consumer protection, and artificial intelligence;
•competitors offering telehealth options or technologies for customers and the rate of acceptance of those solutions as compared to our platform;
•perceived difficulty or complexity of obtaining a medical consultation or prescription on our platform;

•dissatisfaction with our pricing or billing practices;
•the ability of our Affiliated Pharmacies to meet inventory and product fulfillment expectations;
•negative reviews of Providers treating our customers;
•perceived ethical questions and potential negative public perception surrounding the use of customer data and artificial intelligence; and
•unsatisfactory suggestions made by artificial intelligence tools.

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

The market for our model is new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including the utilization and integration of artificial intelligence in our offerings, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of Providers and healthcare organizations to partner with us, increase their use of telehealth, and our ability to demonstrate the value of our technology to Providers, as well as our existing and potential customers. If Providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth and artificial intelligence could limit market acceptance of our business model and services.

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

Additionally, if healthcare or healthcare benefits trends shift or entirely new technologies are developed that replace existing offerings, our existing or future products or services could be rendered obsolete and require that we materially change our technology or business model. If we are unable to do so, our business could be adversely affected. In addition, we may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction, or implementation of new options on our platform and any enhancements thereto. Any such difficulties may have an adverse effect on our business, financial condition, and results of operations.

Competitive platforms or other technological breakthroughs for the monitoring, management, treatment, or prevention of medical conditions may adversely affect demand for our offerings.

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of our Affiliated Pharmacies, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as artificial intelligence, that we could not similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, large retailers that sell non-prescription products, including, for example, over-the-counter medical devices, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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

Additionally, we believe that the COVID-19 pandemic introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or cooperative relationships that may result in competitors with greater resources and access to potential customers. For example, we believe the COVID-19 pandemic may have caused various traditional healthcare providers to evaluate, and in some cases, pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.

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
•multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations including the use of big data analytics and artificial intelligence, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of persistent inflation and related market and macroeconomic responses including interest rate increases, the COVID-19 pandemic and its related resurgences and variants, the recent banking crisis, and the ongoing conflict arising out of the Russian invasion of Ukraine. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, supply chain issues and the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

The COVID-19 pandemic increased interest in and consumer use of telehealth solutions, including our platform, and we cannot guarantee that this increased interest will continue.

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

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine, other acts of war or terrorism, trade sanctions, persistent inflation, the COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

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

Our pricing decisions may adversely affect our ability to attract new customers, Providers, and other partners, or may otherwise impact our revenue and profitability.

We have limited experience determining the optimal prices for our offerings. As competitors introduce new solutions that compete with our offerings, especially in the telehealth market where we face significant competition, we may be unable to attract new customers, Providers, or other partners at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among the products and services that we make available and negatively impact our overall revenue. As a result, in the future we may adjust our prices to offer more options for our customers or for other strategic reasons. Any pricing decisions including those mentioned above could adversely affect our financial position, including our revenue, gross profit, profitability, and cash flows.

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

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers with expertise in areas like programming, machine learning and artificial intelligence, is intense.

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

We collect and transmit healthcare-related information to and from our customers, Providers on our platform, Affiliated Pharmacies and Partner Pharmacies in connection with the telehealth consultations conducted by the Providers and prescription medication fulfillment by our Affiliated Pharmacies and our Partner Pharmacies, which may be assisted by artificial intelligence tools in certain instances. If the data or suggestions that we provide to our customers, Providers on our platform, Affiliated Pharmacies or Partner Pharmacies, which may be aided by artificial intelligence tools, are incorrect or incomplete or if mistakes are made in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act, and these laws and regulations are rapidly evolving. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted disease. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, information security, and artificial intelligence creates significant compliance issues for us, the Affiliated Medical Groups, the Affiliated Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could materially and adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain in flux for the foreseeable future, including the intersection of such issues with the integration of artificial intelligence. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny.

For example, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, requires, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. Additionally, the California Privacy Rights Act (“CPRA”), a new privacy law that amends the CCPA, became effective January 1, 2023. Virginia, Colorado, Connecticut, Utah and Iowa have also passed comprehensive privacy laws, the majority of which have taken or will take effect in 2023. While these new state privacy laws emulate the CCPA/CPRA in many respects, each has requirements that will require particular assessment for compliance. Further, Washington has adopted the My Health My Data Act, a privacy law that imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which will take effect as to the substantial majority of the legislation in March 31, 2024. Additional states have proposed laws that could impose similar or more restrictive requirements.

Additionally, the General Data Protection Regulation (“GDPR”) became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The United Kingdom completed its withdrawal from the EU on January 31, 2020 in a process known as “Brexit,” and following the expiry of the Brexit transition period, which ended on December 31, 2020, the GDPR has been implemented in the United Kingdom (as the “UK GDPR”). The UK

GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs. On October 7, 2022, President Biden executed an Executive Order to implement a new European Union-U.S. Data Privacy Framework to address European concerns over international data transfers, which became effective in July 2023.

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

We have incurred net losses on an annual basis since inception. We incurred net losses of $18.1 million, $107.7 million, and $65.7 million in the years ended December 31, 2020, 2021, and 2022, respectively. We had an accumulated deficit of $361.9 million as of June 30, 2023. For the three and six months ended June 30, 2023, we incurred a net loss of $7.2 million and $17.2 million, respectively, while achieving profitability of $10.6 million and $16.7 million, respectively, on an Adjusted EBITDA basis. We expect our costs will increase in the foreseeable future and our losses may continue as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2020, 2021, and 2022. While we had positive cash flows from operations for the three and six months ended June 30, 2023, we may not generate positive cash flows from operations, achieve profitability on a net income basis, or maintain profitability on an Adjusted EBITDA basis in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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
•our ability to attract and retain customers and Providers to our platform;
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
•instability in the financial markets;
•global economic conditions;
•the duration and extent of the COVID-19 pandemic; and
•political, economic, and social instability, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine or other war or terrorist activities, and any disruption these events may cause to the global economy.

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

For example, U.S. and international regulators, investors and other stakeholders have increasingly focused on environmental, social, and governance (“ESG”) matters in recent years. New domestic and international laws and regulations relating to ESG matters, including climate change, cybersecurity, human capital, diversity and sustainability, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or other obligations. Our compliance with such laws and regulations will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. If our efforts to comply with new or existing laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Currently, seven of our nine directors have been determined by our Board of Directors to be independent. We also have an independent compensation committee in addition to an independent audit committee. We do not have a nominating and corporate governance committee. The typical functions of this committee are addressed by our full Board of Directors. For as long as the “controlled company” exemption is available, our Board of Directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

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

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Yemi Okupe, CFO	Termination	May 10, 2023	June 14, 2022 - December 29, 2023	N (2)	422,088
Yemi Okupe, CFO	Adoption	May 10, 2023	May 10, 2023 - July 31, 2024	Y	516,114
Michael Chi, CMO	Adoption	May 11, 2023	May 11, 2023 - February 12, 2024	Y	767,840
Lynne Chou O’Keefe, Director	Adoption	May 15, 2023	May 15, 2023 - April 19, 2024	Y	75,882
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in December 2022.

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
August 7, 2023

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)