Form 10-Q
period 2023-09-30
Hims & Hers Health, Inc.
filed 2023-11-06
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
Yes ☐ No ☒

As of November 3, 2023, 203,615,885 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,996	$46,772
Short-term investments	154,501	132,853
Inventory	21,992	21,562
Prepaid expenses and other current assets	15,730	15,408
Total current assets	250,219	216,595
Restricted cash	856	856
Goodwill	110,881	110,881
Property, equipment, and software, net	28,238	11,199
Intangibles, net	19,297	21,841
Operating lease right-of-use assets	4,302	4,936
Other long-term assets	72	33
Total assets	$413,865	$366,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,001	$32,363
Accrued liabilities	27,360	12,448
Deferred revenue	4,392	1,472
Earn-out liabilities	6,862	—
Operating lease liabilities	1,930	1,658
Total current liabilities	82,545	47,941
Operating lease liabilities	2,753	3,649
Earn-out liabilities	—	2,975
Other long-term liabilities	5	35
Total liabilities	85,303	54,600
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 203,578,394 and 200,051,689 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of September 30, 2023 and December 31, 2022	21	21
Additional paid-in capital	698,094	656,626
Accumulated other comprehensive loss	(133)	(277)
Accumulated deficit	(369,420)	(344,629)
Total stockholders' equity	328,562	311,741
Total liabilities and stockholders' equity	$413,865	$366,341
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Loss (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$226,699	$144,836	$625,381	$359,713
Cost of revenue	39,391	30,383	114,490	83,328
Gross profit	187,308	114,453	510,891	276,385
Operating expenses:
Marketing	116,076	78,462	320,540	187,045
Operations and support	31,609	21,751	87,018	54,882
Technology and development	12,270	7,977	34,822	20,926
General and administrative	35,907	26,246	97,564	70,624
Total operating expenses	195,862	134,436	539,944	333,477
Loss from operations	(8,554)	(19,983)	(29,053)	(57,092)
Other income:
Change in fair value of liabilities	(588)	450	(1,056)	1,012
Other income, net	2,226	677	6,342	1,399
Total other income, net	1,638	1,127	5,286	2,411
Loss before income taxes	(6,916)	(18,856)	(23,767)	(54,681)
(Provision) benefit for income taxes	(651)	16	(1,024)	(90)
Net loss	(7,567)	(18,840)	(24,791)	(54,771)
Other comprehensive income (loss)	125	6	144	(325)
Total comprehensive loss	$(7,442)	$(18,834)	$(24,647)	$(55,096)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.09)	$(0.12)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	210,134,681	205,232,967	208,576,903	203,968,783
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	751,486	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,657)	—	—	(3,657)
Exercise of vested stock options	131,246	—	245	—	—	245
Stock-based compensation	—	—	14,317	—	—	14,317
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(10,067)	(10,067)
Balance as of March 31, 2023	209,312,044	21	667,531	(111)	(354,696)	312,745
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,017,129	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,754)	—	—	(3,754)
Exercise of vested stock options	211,002	—	315	—	—	315
Issuance of common stock under employee stock purchase plan	256,946	—	898	—	—	898
Stock-based compensation	—	—	17,171	—	—	17,171
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(7,157)	(7,157)
Balance as of June 30, 2023	210,797,121	21	682,161	(258)	(361,853)	320,071
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	779,497	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,690)	—	—	(2,690)
Exercise of vested stock options	379,399	—	1,131	—	—	1,131
Stock-based compensation	—	—	17,492	—	—	17,492
Other comprehensive income	—	—	—	125	—	125
Net loss	—	—	—	—	(7,567)	(7,567)
Balance as of September 30, 2023	211,956,017	$21	$698,094	$(133)	$(369,420)	$328,562

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	320,296	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(404)	—	—	(404)
Exercise of vested stock options	768,727	1	890	—	—	891
Vesting of early exercised stock options	—	—	38	—	—	38
Stock-based compensation	—	—	9,009	—	—	9,009
Other comprehensive loss	—	—	—	(186)	—	(186)
Net loss	—	—	—	—	(16,252)	(16,252)
Balance as of March 31, 2022	205,881,009	21	623,220	(323)	(295,203)	327,715
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	427,850	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(779)	—	—	(779)
Exercise of vested stock options	356,265	—	579	—	—	579
Vesting of early exercised stock options	—	—	38	—	—	38
Issuance of common stock under employee stock purchase plan	185,103	—	553	—	—	553
Stock-based compensation	—	—	10,777	—	—	10,777
Other comprehensive loss	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	(19,679)	(19,679)
Balance as of June 30, 2022	206,850,227	21	634,388	(468)	(314,882)	319,059
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	407,448	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(1,181)	—	—	(1,181)
Exercise of vested stock options	429,528	—	687	—	—	687
Vesting of early exercised stock options	—	—	37	—	—	37
Stock-based compensation	—	—	11,178	—	—	11,178
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(18,840)	(18,840)
Balance as of September 30, 2022	207,687,203	$21	$645,109	$(462)	$(333,722)	$310,946
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(24,791)	$(54,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,857	5,464
Stock-based compensation	48,289	30,467
Change in fair value of liabilities	1,056	(1,012)
Net (accretion) amortization on securities	(4,034)	986
Benefit for deferred taxes	(30)	(380)
Impairment of long-lived assets	429	1,127
Non-cash operating lease cost	1,412	1,156
Non-cash acquisition-related costs	2,264	(198)
Non-cash other	87	—
Changes in operating assets and liabilities:
Inventory	(430)	(8,789)
Prepaid expenses and other current assets	(401)	(3,644)
Other long-term assets	(39)	7
Accounts payable	4,401	13,332
Accrued liabilities	14,912	5,520
Deferred revenue	2,920	(1,064)
Operating lease liabilities	(1,402)	(1,165)
Earn-out payable	—	(6,848)
Net cash provided by (used in) operating activities	51,500	(19,812)
Investing activities
Purchases of investments	(136,415)	(136,816)
Maturities of investments	117,334	134,759
Proceeds from sales of investments	1,574	35,846
Investment in website and mobile application development and internal-use software	(6,705)	(3,320)
Purchases of property, equipment, and intangible assets	(8,589)	(1,314)
Deferred consideration paid for acquisitions	—	(459)
Net cash (used in) provided by investing activities	(32,801)	28,696
Financing activities
Proceeds from exercise of vested stock options	1,691	2,157
Payments for taxes related to net share settlement of equity awards	(10,101)	(2,364)
Proceeds from employee stock purchase plan	898	553
Payments for earn-out consideration for acquisitions	—	(23,014)
Net cash used in financing activities	(7,512)	(22,668)
Foreign currency effect on cash and cash equivalents	37	(36)
Increase (decrease) in cash, cash equivalents, and restricted cash	11,224	(13,820)
Cash, cash equivalents, and restricted cash at beginning of period	47,628	72,640
Cash, cash equivalents, and restricted cash at end of period	$58,852	$58,820
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$57,996	$57,964
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$58,852	$58,820
Supplemental disclosures of cash flow information
Cash paid for taxes	$645	$588
Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable	$5,237	$—
Right-of-use asset obtained in exchange for lease liability	591	1,206
Vesting of early exercised stock options	—	113

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

The condensed consolidated financial statements as of September 30, 2023 are unaudited. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2022 (the “audited consolidated financial statements”).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and nine months ended September 30, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, website and mobile application development and internal-use software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. No impairment of long-lived assets was recorded for the three months ended September 30, 2023. The Company recognized $0.4 million of impairment charges on long-lived assets during the nine months ended September 30, 2023 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recognized $1.1 million of impairment charges on long-lived assets during each of the three and nine months ended September 30, 2022 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

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

Revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Online Revenue	$219,665	$139,781	$605,018	$341,345
Wholesale Revenue	7,034	5,055	20,363	18,368
Total revenue	$226,699	$144,836	$625,381	$359,713

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and nine months ended September 30, 2023 and 2022, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 10 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

3. Investments

Short-term investments as of September 30, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$65,281	$2	$(9)	$65,274
U.S. Treasury bills	59,135	6	(3)	59,138
Government and government agency	29,417	—	(23)	29,394
Asset-backed bonds	696	—	(1)	695
Total short-term investments	$154,529	$8	$(36)	$154,501

Short-term investments as of December 31, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$99,672	$—	$(106)	$99,566
Government and government agency	33,317	17	(47)	33,287
Total short-term investments	$132,989	$17	$(153)	$132,853

4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$15,381	$16,477
Raw materials	6,611	5,085
Total inventory	$21,992	$21,562

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Wholesale trade receivables	$4,229	$3,231
Prepaid expenses	10,158	10,392
Other current assets	1,343	1,785
Total prepaid expenses and other current assets	$15,730	$15,408

6. Property, Equipment, and Software, Net

Property, equipment, and software as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Purchased and internal-use software and website development	$19,529	$12,055
Facility equipment and other tangible property	7,657	3,598
Leasehold improvements	543	155
Assets not placed in service	10,846	1,632
Total property, equipment, and software	38,575	17,440
Less: accumulated depreciation and amortization	(10,337)	(6,241)
Total property, equipment, and software, net	$28,238	$11,199

Depreciation and amortization expense for property, equipment, and software was $1.6 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense for property, equipment, and software was $4.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

There was no impairment expense for property, equipment, and software for the three months ended September 30, 2023. Impairment expense for property, equipment, and software was $0.4 million for the nine months ended September 30, 2023. Impairment expense for property, equipment, and software was $0.4 million for each of the three and nine months ended September 30, 2022.

7. Intangible Assets, Net

Intangible assets as of September 30, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(6,286)	$17,884	7.7
Other	4,797	(3,384)	1,413	5.7
Intangible assets, net	$28,967	$(9,670)	$19,297	7.5

Intangible assets as of December 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(4,504)	$19,666	8.4
Other	4,581	(2,406)	2,175	4.7
Intangible assets, net	$28,751	$(6,910)	$21,841	8.0

Amortization expense for intangible assets was $0.8 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense for intangible assets was $2.8 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively.

There was no impairment expense for intangible assets for each of the three and nine months ended September 30, 2023. Impairment expense for intangible assets was $0.7 million for each of the three and nine months ended September 30, 2022.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to September 30, 2023 is as follows (in thousands):

The remainder of 2023	$729
2024	2,781
2025	2,613
2026	2,474
2027	2,356
2028 and thereafter	8,344
$19,297

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Marketing	$13,862	$4,990
Payroll	6,839	4,999
Professional services	4,193	643
Tax	1,319	963
Product and shipping	231	263
Other accruals	916	590
Total accrued liabilities	$27,360	$12,448

9. Operating Leases

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

For the three months ended September 30, 2023 and 2022, the Company recorded operating lease costs of $0.6 million and $0.5 million, respectively, including variable operating lease costs of $0.1 million in each period. For the nine months ended September 30, 2023 and 2022, the Company recorded operating lease costs of $1.7 million and $1.4 million, respectively, including variable operating lease costs of $0.3 million and $0.2 million, respectively.

For the nine months ended September 30, 2023 and 2022, operating cash flows used for operating leases were $1.4 million and $1.2 million, respectively. As of September 30, 2023, the weighted average remaining lease term and weighted average discount rate was 2.6 years and 5.3%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to September 30, 2023 are as follows (in thousands):

The remainder of 2023	$530
2024	2,114
2025	1,642
2026	523
2027	259
Gross lease payments	5,068
Less: imputed interest	(385)
Present value of net future minimum lease payments	$4,683

As of September 30, 2023, the present value of net future minimum lease payments of $4.7 million is recorded as operating lease liabilities: (i) $1.9 million within current liabilities; and (ii) $2.8 million within long-term liabilities on the condensed consolidated balance sheet.

10. Variable Interest Entities

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

As of September 30, 2023 and December 31, 2022, the Company’s condensed consolidated balance sheets included current assets of $19.5 million and $7.5 million, respectively, and total assets of $19.6 million and $7.7 million, respectively, for the VIEs. As of September 30, 2023 and December 31, 2022, current and total liabilities were $5.2 million and $3.7 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended September 30, 2023 and 2022, the VIEs charged $25.1 million and $16.2 million, respectively, for services rendered. For the nine months ended September 30, 2023 and 2022, the VIEs charged $71.5 million and $43.4 million, respectively, for services rendered. For the three months ended September 30, 2023 and 2022, operations of the VIEs generated net income of $0.7 million and $1.2 million, respectively, inclusive of administrative expenses. For the nine months ended September 30, 2023 and 2022, operations of the VIEs generated net income of $6.2 million and $4.9 million, respectively, inclusive of administrative expenses.

11. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$10,016	$—	$—	$10,016
Short-term investments:
Corporate bonds	—	65,274	—	65,274
U.S. Treasury bills	59,138	—	—	59,138
Government and government agency	—	29,394	—	29,394
Asset-backed bonds	—	695	—	695
Restricted cash:
Money market funds	856	—	—	856
Total assets	$70,010	$95,363	$—	$165,373
Liabilities
Earn-out liability	$—	$—	$6,862	$6,862
Total liabilities	$—	$—	$6,862	$6,862

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2023 and December 31, 2022, due to their short-term nature. All other financial instruments, except for the earn-out liability, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the nine months ended September 30, 2023 and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of September 30, 2023 and December 31, 2022, the earn-out liability, which is solely related to the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liability associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

The fair value of the earn-out liability is remeasured at each reporting period. This change in fair value is related to contingent consideration and compensation costs (see Note 13 – Stockholders’ Equity) and is recognized in other income and general and administrative expenses, respectively, on the condensed consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liability is as follows (in thousands):

Balance at December 31, 2022	$2,975
Change in fair value due to revaluation and service-based vesting	3,887
Balance at September 30, 2023	$6,862

12. Commitments and Contingencies

Purchase Obligations

The Company has contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of September 30, 2023, purchase obligations were $6.6 million, with $0.2 million payable in 2023, $4.4 million payable in 2024, $1.9 million payable in 2025, and $0.1 million payable in 2026.

Lease Commitments

Refer to Note 9 – Operating Leases for discussion of the Company’s future lease commitments.

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

RSU Releases

During the three and nine months ended September 30, 2023, the Company released 1,205,067 and 3,805,078, respectively, gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 425,570 and 1,256,966, respectively, shares of Class A common stock were withheld for the payment of employee taxes. During the three and nine months ended September 30, 2022, the Company released 603,020 and 1,634,903, respectively, gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 195,572 and 479,309, respectively, shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. As of December 31, 2022, there were 33,101,677 and 10,963,031 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the nine months ended September 30, 2023, 80,859 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2023, 10,421,465 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of September 30, 2023, there were 43,604,001 shares of Class A common stock reserved and 13,425,332 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2022, there were 6,047,919 and 5,654,391 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2023. Therefore, as of September 30, 2023, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2023 and 2022, the Company issued 256,946 and 185,103, respectively, shares of Class A common stock under the ESPP. No shares were issued under the ESPP during the three months ended September 30, 2023 and 2022. As of September 30, 2023, there were 5,397,445 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of September 30, 2023, $1.3 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending November 2023.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of September 30, 2023, 230,275 of these stock options have been exercised at a weighted average exercise price of $2.43. As of September 30, 2023, there was $0.8 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 0.54 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of September 30, 2023, no shares have vested and there was $1.5 million of remaining compensation expense to be recognized over a period of 2.40 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions for the nine months ended September 30, 2023:

Expected term (in years)	6.02
Expected volatility	49.9%
Risk-free interest rate	4.2%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	14,450	$4.68	7.98	$35,771
Granted	603	11.53
Exercised	(493)	2.33
Forfeited and expired	(340)	6.25
Outstanding at September 30, 2023	14,220	5.02	7.31	31,815
Exercisable as of September 30, 2023	9,639	4.30	6.75	27,542

The weighted average grant date fair value of options granted for the nine months ended September 30, 2023 was $6.09 per share, and the intrinsic value of vested options exercised was $3.2 million.

As of September 30, 2023, there was $17.8 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 2.23 years.

The options outstanding and exercisable as of September 30, 2023 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	1,679	4.47	1,679	4.47
1.55 – 1.75	848	5.73	848	5.73
2.43 – 3.11	2,825	6.59	2,825	6.59
5.01 – 6.82	5,913	8.43	2,321	8.42
8.13 – 11.53	2,134	7.94	1,439	7.41
12.21 – 15.17	821	7.50	527	7.44
	14,220		9,639

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

RSU activity (excluding the 2023 performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	11,601	$6.40
Granted	8,616	10.12
Vested	(3,805)	7.22
Forfeited and expired	(1,870)	7.35
Unvested at September 30, 2023	14,542	$8.21

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of September 30, 2023. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products, of which 15,099 RSUs, 1,477 earn-out RSUs, and 30 Parent Warrant RSUs have vested as of September 30, 2023. These grants are also included in the above activity.

As of September 30, 2023, there was $105.1 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the 2023 performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.04 years.

2023 Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of September 30, 2023, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain performance metrics related to the 2025 fiscal year.

The total grant date fair value of the awards was $12.9 million, which is based on the probable achievement of 100% of the target. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis. As of September 30, 2023, there was unrecognized stock-based compensation expense related to unvested PRSUs of $10.3 million, which is expected to be recognized over a weighted average period of 2.46 years.

Warrants

As of September 30, 2023, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $2.1 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 additional shares of Class A common stock. As of September 30, 2023, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of September 30, 2023, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and no aggregate intrinsic value. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2023 and 2022. The expense will be recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of September 30, 2023, there was unrecognized stock-based compensation expense of $2.4 million, which will be recognized over a weighted average period of 1.64 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2023 and 2022. The expense will be recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of September 30, 2023, there was unrecognized stock-based compensation expense of $5.6 million, which will be recognized over a weighted average period of 0.75 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketing	$1,435	$1,241	$3,918	$3,136
Operations and support	1,887	695	4,895	1,848
Technology and development	1,652	1,003	5,205	2,999
General and administrative	12,303	8,040	34,271	22,484
Total stock-based compensation expense	$17,277	$10,979	$48,289	$30,467

The Company capitalized $0.6 million and $0.1 million of stock-based compensation as internal-use software for the three months ended September 30, 2023 and 2022, respectively. The Company capitalized $1.3 million and $0.4 million of stock-based compensation as internal-use software for the nine months ended September 30, 2023 and 2022, respectively.

14. Related-Party Transactions

For the three months ended September 30, 2023 and 2022, the Company recorded $1.1 million and $1.0 million, respectively, for payments made to Terminal, Inc., a related party company that provides professional services to the Company, primarily to support engineering and operations functions. For the nine months ended September 30, 2023 and 2022, the Company recorded $3.3 million and $2.8 million, respectively, for payments made to Terminal, Inc.

In addition, for the three months ended September 30, 2023 and 2022, the Company recorded $1.0 million and $0.3 million, respectively, for payments made to Vouched, a related-party company that provides identity verification services. For the nine months ended September 30, 2023 and 2022, the Company recorded $2.0 million and $0.7 million, respectively, for payments made to Vouched.

15. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and nine months ended September 30, 2023 and 2022. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(7,265)	$(302)	$(18,071)	$(769)	$(23,795)	$(996)	$(52,521)	$(2,250)
Denominator:
Weighted average shares outstanding, basic and diluted	201,757,058	8,377,623	196,855,344	8,377,623	200,199,280	8,377,623	195,591,160	8,377,623
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.09)	$(0.12)	$(0.12)	$(0.27)	$(0.27)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	21,114,274	21,241,627	21,452,808	20,176,424
RSUs	15,506,487	9,902,439	15,270,027	7,952,027
2023 PRSUs	1,104,301	—	869,445	—
Common stock issued subject to vesting	985,410	1,886,735	1,213,888	2,150,443
Common stock issuable under the ESPP	878,020	899,701	753,499	443,495
Warrants to purchase Class A common stock	561,058	561,058	561,058	561,058
Common stock issued for early exercise of stock options	—	57,400	—	80,151

16. Income Tax

The effective income tax rate was (9.4)% and 0.1%, respectively, for the three months ended September 30, 2023 and 2022 and (4.3)% and (0.2)%, respectively, for the nine months ended September 30, 2023 and 2022. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and state taxes.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The legislation imposes a 15% minimum tax on certain corporation’s book income and a 1% excise tax on certain stock buybacks. While the Company may be subject to the new excise tax on certain stock buybacks in the future, the enactment of the IRA did not result in any material adjustments to the Company’s financial statements for the three and nine months ended September 30, 2023.

17. Subsequent Events

On October 26, 2023, the Board of Directors authorized and approved a share repurchase program pursuant to which the Company may repurchase up to $50 million of the Company’s Class A common stock. The program expires on November 8, 2025. The Company intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans. This repurchase program may be commenced, suspended or discontinued at any time.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and nine months ended September 30, 2023 and 2022, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Online Revenue	$219,665	$139,781	$79,884	57%	$605,018	$341,345	$263,673	77%
Wholesale Revenue	7,034	5,055	1,979	39%	20,363	18,368	1,995	11%
Total revenue	$226,699	$144,836	$81,863	57%	$625,381	$359,713	$265,668	74%

Subscribers (end of period)	1,426	916	510	56%	1,426	916	510	56%
Monthly Online Revenue per Average Subscriber	$54	$56	$(2)	(4)%	$55	$52	$3	6%

Net Orders	2,222	1,675	547	33%	6,378	4,267	2,111	49%
AOV	$99	$83	$16	19%	$95	$80	$15	19%

We generated $219.7 million in Online Revenue for the three months ended September 30, 2023, an increase of $79.9 million, or 57%, as compared to $139.8 million for the three months ended September 30, 2022. We generated $605.0 million in Online Revenue for the nine months ended September 30, 2023, an increase of $263.7 million, or 77%, as compared to $341.3 million for the nine months ended September 30, 2022. Growth in Online Revenue for the three and nine months ended September 30, 2023 was primarily driven by growth in Subscribers, from whom we generated recurring and relatively stable Monthly Online Revenue per Average Subscriber, as well as growth in AOV and Net Orders.

We generated $7.0 million in Wholesale Revenue for the three months ended September 30, 2023, an increase of $2.0 million, or 39%, as compared to $5.1 million for the three months ended September 30, 2022. We generated $20.4 million in Wholesale Revenue for the nine months ended September 30, 2023, an increase of $2.0 million, or 11% as compared to $18.4 million for the nine months ended September 30, 2022. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 56% to approximately 1,426,000 as of September 30, 2023 as compared to approximately 916,000 Subscribers as of September 30, 2022. Growth in Subscribers was driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, and by increased customer conversion rates from improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber decreased $2 to $54 for the three months ended September 30, 2023 as compared to $56 for the three months ended September 30, 2022, primarily due to product mix shifting between conditions and certain strategic price reductions that were implemented during the second quarter of 2023. Monthly Online Revenue per Average Subscriber increased $3 to $55 for the nine months ended September 30, 2023 as compared to $52 for the nine months ended September 30, 2022, primarily due to product mix shifting between conditions and longer duration Subscriptions. Monthly Online Revenue per Average Subscriber has remained relatively stable as a result of mostly recurring and predictable uptake of our offerings by Subscribers, but can fluctuate on a period-to-period basis due to various factors, including price changes, product mix, and duration of Subscriptions.

As a result of growth in Subscribers, we generated approximately 2.2 million Net Orders for the three months ended September 30, 2023, an increase of 33% as compared to approximately 1.7 million Net Orders for the three months ended September 30, 2022. We generated approximately 6.4 million Net Orders for the nine months ended September 30, 2023, an increase of 49% as compared to approximately 4.3 million Net Orders for the nine months ended September 30, 2022. For the three months ended September 30, 2023, AOV was $99, an increase of 19% as compared to $83 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, AOV was $95, an increase of 19% as compared to $80 for the nine months ended September 30, 2022. AOV growth for the three and nine months ended September 30, 2023 was driven by product mixes shifting towards longer duration Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a 30-day cadence, we offer Subscribers the ability to select from a range of Subscription shipment cadences, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. The Subscriber is billed upon each shipment. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by Subscribers have contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. We expect to retain a majority or a higher percentage of revenue from Subscribers who have maintained a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment and operating capabilities, including our Affiliated Pharmacies (as defined below) and warehousing facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we are making investments in the expansion of our current facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which includes consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses), income taxes, change in fair value of liabilities, impairment of long-lived assets, and interest income. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$226,699	$144,836	$625,381	$359,713

Net loss	(7,567)	(18,840)	(24,791)	(54,771)
Stock-based compensation	17,277	10,979	48,289	30,467
Depreciation and amortization	2,363	1,902	6,857	5,464
Acquisition-related costs	1,280	(191)	2,509	75
Provision (benefit) for income taxes	651	(16)	1,024	90
Change in fair value of liabilities	588	(450)	1,056	(1,012)
Impairment of long-lived assets	—	1,127	429	1,127
Interest income	(2,342)	(607)	(6,428)	(1,138)
Adjusted EBITDA	$12,250	$(6,096)	$28,945	$(19,698)

Net loss as a % of revenue	(3)%	(13)%	(4)%	(15)%
Adjusted EBITDA margin	5%	(4)%	5%	(5)%

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

Results of Operations

Comparisons for the three and nine months ended September 30, 2023 and 2022

The following table sets forth our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue	$226,699	$144,836	$81,863	57%	$625,381	$359,713	$265,668	74%
Cost of revenue	39,391	30,383	9,008	30%	114,490	83,328	31,162	37%
Gross profit	187,308	114,453	72,855	64%	510,891	276,385	234,506	85%
Operating expenses:(1)
Marketing	116,076	78,462	37,614	48%	320,540	187,045	133,495	71%
Operations and support	31,609	21,751	9,858	45%	87,018	54,882	32,136	59%
Technology and development	12,270	7,977	4,293	54%	34,822	20,926	13,896	66%
General and administrative	35,907	26,246	9,661	37%	97,564	70,624	26,940	38%
Total operating expenses	195,862	134,436	61,426	46%	539,944	333,477	206,467	62%
Loss from operations	(8,554)	(19,983)	11,429	(57)%	(29,053)	(57,092)	28,039	(49)%
Other income:
Change in fair value of liabilities	(588)	450	(1,038)	*	(1,056)	1,012	(2,068)	*
Other income, net	2,226	677	1,549	229%	6,342	1,399	4,943	353%
Total other income, net	1,638	1,127	511	45%	5,286	2,411	2,875	119%
Loss before income taxes	(6,916)	(18,856)	11,940	(63)%	(23,767)	(54,681)	30,914	(57)%
(Provision) benefit for income taxes	(651)	16	(667)	*	(1,024)	(90)	(934)	*
Net loss	$(7,567)	$(18,840)	$11,273	(60)%	$(24,791)	$(54,771)	$29,980	(55)%
______________
*    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Marketing	$1,435	$1,241	$3,918	$3,136
Operations and support	1,887	695	4,895	1,848
Technology and development	1,652	1,003	5,205	2,999
General and administrative	12,303	8,040	34,271	22,484
Total stock-based compensation expense	$17,277	$10,979	$48,289	$30,467

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	17%	21%	18%	23%
Gross profit	83%	79%	82%	77%
Operating expenses:
Marketing	51%	54%	51%	52%
Operations and support	14%	15%	14%	15%
Technology and development	6%	6%	6%	6%
General and administrative	16%	18%	16%	20%
Total operating expenses	87%	93%	87%	93%
Loss from operations	(4)%	(14)%	(5)%	(16)%
Other income:
Change in fair value of liabilities	—%	—%	—%	—%
Other income, net	1%	1%	1%	1%
Total other income, net	1%	1%	1%	1%
Loss before income taxes	(3)%	(13)%	(4)%	(15)%
(Provision) benefit for income taxes	—%	—%	—%	—%
Net loss	(3)%	(13)%	(4)%	(15)%

Revenue

Revenue was $226.7 million for the three months ended September 30, 2023, compared to $144.8 million for the three months ended September 30, 2022, an increase of $81.9 million, or 57%. Revenue was $625.4 million for the nine months ended September 30, 2023, compared to $359.7 million for the nine months ended September 30, 2022, an increase of $265.7 million, or 74%. For a detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $39.4 million for the three months ended September 30, 2023, compared to $30.4 million for the three months ended September 30, 2022, an increase of $9.0 million, or 30%. This increase was due to increased shipping costs of 43%, increased costs associated with medical consultation services of 33%, and increased product and packaging costs of 23%, compared to the three months ended September 30, 2022. Cost of revenue was $114.5 million for the nine months ended September 30, 2023, compared to $83.3 million for the nine months ended September 30, 2022, an increase of $31.2 million, or 37%. This increase was primarily due to increased shipping costs of 60%, increased costs associated with medical consultation services of 56%, and increased product and packaging costs of approximately 21%, compared to the nine months ended September 30, 2022. These increases were due to overall increased business activity with the addition of new Subscribers.

Gross profit was $187.3 million for the three months ended September 30, 2023, compared to $114.5 million for the three months ended September 30, 2022, an increase of $72.9 million, or 64%. Correspondingly, gross margin was 83% for the three months ended September 30, 2023, compared to 79% for the three months ended September 30, 2022. Gross profit was $510.9 million for the nine months ended September 30, 2023, compared to $276.4 million for the nine months ended September 30, 2022, an increase of $234.5 million, or 85%. Correspondingly, gross margin was 82% for the nine months ended September 30, 2023, compared to 77% for the nine months ended September 30, 2022. The increases in gross margin for the three and nine months ended September 30, 2023 were primarily due to lower product and packaging costs as a percent of revenue as a result of fulfilling greater order volume by Affiliated Pharmacies at lower costs as compared to third-party pharmacies, as well as Wholesale Revenue, which is lower margin than Online Revenue, comprising a smaller proportion of total revenue.

Marketing expenses

Marketing expenses were $116.1 million for the three months ended September 30, 2023, compared to $78.5 million for the three months ended September 30, 2022, an increase of $37.6 million, or 48%. The most significant component of marketing expenses is customer acquisition costs, which increased to $98.6 million in the three months ended September 30, 2023, compared to $67.3 million for the three months ended September 30, 2022, an increase of $31.3 million. Marketing expenses were $320.5 million for the nine months ended September 30, 2023, compared to $187.0 million for the nine months ended September 30, 2022, an increase of $133.5 million, or 71%. Customer acquisition costs increased to $272.6 million in the nine months ended September 30, 2023, compared to $157.4 million for the nine months ended September 30, 2022, an increase of $115.2 million. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, and linear and streaming television marketing, as we continue to identify opportunities to drive new customer growth.

Operations and support

Operations and support expenses were $31.6 million for the three months ended September 30, 2023, compared to $21.8 million for the three months ended September 30, 2022, an increase of $9.9 million or 45%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $6.5 million, an increase in order fulfillment, transaction processing, and selling costs of $1.5 million, an increase in stock-based compensation of $1.2 million, and an increase in depreciation, amortization, and technology costs relating to operations and support functions of $1.1 million. Operations and support expenses were $87.0 million for the nine months ended September 30, 2023, compared to $54.9 million for the nine months ended September 30, 2022, an increase of $32.1 million or 59%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $16.2 million, an increase in order fulfillment, transaction processing, and selling costs of $7.6 million, an increase in stock-based compensation of $3.0 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $2.7 million, and an increase in professional services of $1.2 million.

Technology and development

Technology and development expenses were $12.3 million for the three months ended September 30, 2023, compared to $8.0 million for the three months ended September 30, 2022, an increase of $4.3 million or 54%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $2.1 million and an increase in depreciation, amortization, and technology costs of $1.2 million. Technology and development expenses were $34.8 million for the nine months ended September 30, 2023, compared to $20.9 million for the nine months ended September 30, 2022, an increase of $13.9 million or 66%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.1 million, an increase in depreciation, amortization, and technology costs of $3.3 million, and an increase in stock-based compensation of $2.2 million.

General and administrative

General and administrative expenses were $35.9 million for the three months ended September 30, 2023, compared to $26.2 million for the three months ended September 30, 2022, an increase of $9.7 million or 37%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $4.9 million and an increase in stock-based compensation of $4.3 million. General and administrative expenses were $97.6 million for the nine months ended September 30, 2023, compared to $70.6 million for the nine months ended September 30, 2022, an increase of $26.9 million, or 38%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $12.7 million, an increase in stock-based compensation of $11.8 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $1.9 million, an increase in professional services of $1.7 million, and an increase in corporate events and travel costs of $1.3 million. The increase in general and administrative expenses was partially offset by a decrease in insurance premiums of $1.7 million.

Other income

Other income was $1.6 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022, an increase of $0.5 million. The increase was driven primarily by interest income for the three months ended September 30, 2023 of $2.3 million, compared to $0.6 million for the three months ended September 30, 2022. The increase was partially offset by a loss from the change in fair value of liabilities for the three months ended September 30, 2023 of $0.6 million, compared to a gain of $0.5 million for the three months ended September 30, 2022. Other income was $5.3 million for the nine months ended September 30, 2023, compared to $2.4 million for the nine months ended September 30, 2022, an increase of $2.9 million. This increase was driven primarily by interest income for the nine months ended September 30, 2023 of $6.4 million, compared to $1.1 million for the nine months ended September 30, 2022. The increase was partially offset by a loss from the change in fair value of liabilities for the nine months ended September 30, 2023 of $1.1 million, compared to a gain of $1.0 million for the nine months ended September 30, 2022.

(Provision) benefit for income taxes

Provision for income taxes was $0.7 million for the three months ended September 30, 2023, compared to a benefit for income taxes of less than $0.1 million for the three months ended September 30, 2022. Provision for income taxes was $1.0 million for the nine months ended September 30, 2023, compared to $0.1 million for the nine months ended September 30, 2022. These changes were primarily due to an increase in state income taxes.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity are cash and cash equivalents in the amount of $58.0 million, which are primarily invested in interest-bearing cash accounts and money market funds, and investments in the amount of $154.5 million, which are invested in corporate bonds, U.S. Treasury bills, government and government agency securities, and asset-backed bonds.

We have historically incurred negative cash flows from operating activities and significant losses from operations in the past. While we had positive cash flows from operating activities for the nine months ended September 30, 2023, we may continue to incur operating losses in the near future due to the investments that we are making in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, or other macroeconomic factors. We expect to continue to pursue opportunities to expand our internal fulfillment capabilities and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may also use our cash and cash equivalents to repurchase up to $50 million of our Class A common stock through the fourth quarter of 2025 at management’s discretion pursuant to our share repurchase program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$51,500	$(19,812)
Net cash (used in) provided by investing activities	(32,801)	28,696
Net cash used in financing activities	(7,512)	(22,668)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $51.5 million for the nine months ended September 30, 2023. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $48.3 million, depreciation and amortization of $6.9 million, non-cash acquisition-related costs of $2.3 million, and change in fair value of liabilities of $1.1 million, partially offset by a net loss of $24.8 million and net accretion on securities of $4.0 million. In addition, a net cash inflow totaling $20.0 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $19.3 million and an increase in deferred revenue of $2.9 million.

Net cash used in operating activities was $19.8 million for the nine months ended September 30, 2022. The most significant component of our cash used was a net loss of $54.8 million. This included non-cash expense related to stock-based compensation of $30.5 million, depreciation and amortization of $5.5 million, impairment of long-lived assets of $1.1 million, and net amortization on securities of $1.0 million. Non-cash expense was partially offset by non-cash income of $1.0 million related to the change in fair value of liabilities. In addition, a net cash outflow totaling $2.7 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $8.8 million, a decrease in earn-out payable of $6.9 million, an increase in prepaid expenses and other current assets of $3.6 million, and a decrease in deferred revenue of $1.1 million. This outflow was partially offset by an increase in accounts payable and accrued liabilities of $18.9 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in website and mobile application development and internal-use software and purchases of property, equipment, and intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2023 was $32.8 million, which was due to net investment cash outflows of $17.5 million, $8.6 million in purchases of property, equipment, and intangible assets, and investments of $6.7 million in website development and internal-use software.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $28.7 million, which was primarily due to net investment cash inflows of $33.8 million. This cash inflow was partially offset by investments of $3.3 million in website development and internal-use software, including investment in our mobile technology and $1.3 million in purchases of property, equipment, and intangible assets.

Cash flows from financing activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $7.5 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $10.1 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $1.7 million.

Net cash used in financing activities for the nine months ended September 30, 2022 was $22.7 million, which was primarily due to the payments for earn-out consideration for acquisitions of $23.0 million and payments for taxes related to net share settlement of equity awards of $2.4 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $2.2 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out liabilities related to an acquisition, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of September 30, 2023 were $18.5 million, of which $13.5 million was payable within 12 months.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $212.5 million and $179.6 million, respectively, as of September 30, 2023 and December 31, 2022, which were held for working capital purposes. Our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of corporate bonds, U.S. Treasury bills, government and government agency securities, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no material foreign currency risk for the nine months ended September 30, 2023 and 2022 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to social networking, advertising platforms’ or mobile device or other operating systems’ terms of use; terms of service or traffic algorithms that limit promotional communications or impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. Additionally, changes in regulations or the business practices of third-parties could limit our ability, and the ability of search engines and social media platforms, to collect data from users and engage in targeted advertising, which could negatively impact the effectiveness of our digital marketing. The regulation of the use of cookies and other current online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such practices, could adversely affect our business if we are unable to adjust our marketing practices accordingly. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us or our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage and adversely affect our business.

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

A failure to accurately identify promising celebrity influencers to use and endorse our products or a failure to enter into cost-effective celebrity influencer arrangements may have an adverse effect on our reputation or business. Moreover, the cost to enter into arrangements with celebrity influencers may increase over time, which could have an adverse impact on our financial condition and results of operations.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of persistent inflation and related market and macroeconomic responses including interest rate increases, the COVID-19 pandemic and its related resurgences and variants, the recent banking crisis, the ongoing conflict arising out of the Russian invasion of Ukraine, and the hostilities and conflict in Israel. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, supply chain issues and the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in Israel, other acts of war or terrorism, trade sanctions, persistent inflation, the COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of information, causing sensitive, confidential or proprietary information to be accessed or acquired without authorization, or to become publicly available. We utilize vendors and other third-party service providers for important aspects of the collection, storage, transmission, and verification of customer information and other confidential, and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the nature of the sensitive, confidential, and proprietary information that we and our service providers collect, store, transmit, and otherwise process, the security of our and our vendors’ technology platforms and other aspects of our services, including those provided or facilitated by third-party service providers, are important to our operations and business strategy. We take certain administrative, legal, physical, and technological safeguards to address these risks, such as requiring outsourcing subcontractors who handle customer, user, and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard sensitive, confidential, and proprietary information. Measures taken to protect our systems, those of our vendors or other third-party service providers, or sensitive, confidential, and proprietary information that we or such third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. Certain of our vendors have experienced security breaches in the past, and we expect that other vendors or third-party service providers will experience such breaches in the future. Although we take steps to help protect sensitive, confidential, and proprietary information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance, or other disruptions.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our vendors or other third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in material increased costs or loss of revenue.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, such as the CCPA, the CPRA, the UK GDPR and others, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. We may also not be fully indemnified for the costs we may incur as a result of any such breach at one of our vendors or other third-party service providers.

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

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through our Affiliated Pharmacies, and we, as well as our Affiliated Pharmacies, Affiliated Medical Groups, and Providers, may face allegations, litigation, and regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, require us to modify our platform or business practices or require us to stop offering certain features, products, or services, any of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, including litigation, regulatory inquiries, investigations and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

We have incurred net losses on an annual basis since inception. We incurred net losses of $18.1 million, $107.7 million, and $65.7 million in the years ended December 31, 2020, 2021, and 2022, respectively. We had an accumulated deficit of $369.4 million as of September 30, 2023. For the three and nine months ended September 30, 2023, we incurred a net loss of

$7.6 million and $24.8 million, respectively, while achieving profitability of $12.3 million and $28.9 million, respectively, on an Adjusted EBITDA basis. We expect our costs will increase in the foreseeable future and our losses may continue as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our historical cash flows from operations were negative for the years ended December 31, 2020, 2021, and 2022. While we had positive cash flows from operations for the three and nine months ended September 30, 2023, we may not generate positive cash flows from operations, achieve profitability on a net income basis, or maintain profitability on an Adjusted EBITDA basis in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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
•instability in the financial markets;

•global economic conditions;
•the duration and extent of the COVID-19 pandemic; and
•political, economic, and social instability, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine, the hostilities and conflict in Israel, or other war or terrorist activities, and any disruption these events may cause to the global economy.

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
•the volume of shares of our Class A common stock available for public sale; and

•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks, the ongoing COVID-19 pandemic or other pandemics, and acts of war or terrorism or other geopolitical conflicts.

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

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Soleil Boughton, CLO	Adoption	September 8, 2023	April 1, 2024 - January 3, 2025	Y	354,520
Irene Becklund, SVP, Controller	Adoption	September 11, 2023	February 27, 2024 - February 28, 2025	Y	143,873
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 6, 2023

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)