Form 10-K
period 2023-12-31
Hims & Hers Health, Inc.
filed 2024-02-26
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.8 billion (based on the last reported sale price of the registrant’s Class A common stock of $9.40 per share on June 30, 2023 on the New York Stock Exchange), excluding only shares of Class A common stock held by executive officers and directors of the registrant as of such date. The registrant has no non-voting stock outstanding.

As of February 23, 2024, 205,872,690 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2024 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume”, “imply”, “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, our ability to reinvest into the customer experience, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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

PART I
Item 1. Business

Overview

Launched in 2017, Hims & Hers Health, Inc. (and together with its subsidiaries, “Hims & Hers”, the “Company”, “we”, “us” or “our”) has built a consumer-first platform transforming the way customers fulfill their health and wellness needs. We believe that the Company has the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical record system, digital prescriptions, and cloud pharmacy fulfillment. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis. In addition, we also offer access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. Through the Hims & Hers mobile apps, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness. Since our founding, we have facilitated nearly twenty million telehealth consultations, enabling greater access to high-quality, convenient, and affordable care for people in all 50 states and the United Kingdom. Hims & Hers products can also be found in tens of thousands of top retail locations in the United States.

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

Business Strategy

We are a consumer-first health and wellness platform focused on providing modern personalized health and wellness solutions to consumers. We offer access to a range of health and wellness products and services available for customers to purchase through our websites and mobile applications. The offerings generally focus on conditions where treatment typically involves use of prescription medication on a recurring basis and ongoing care from healthcare providers. We also offer over-the-counter drug and device products and cosmetics and supplement products, which are primarily focused on general wellness, skincare, sexual health and wellness, and hair care. These curated non-prescription products include melatonin, and biotin in the wellness specialty, moisturizer, creams, sunscreen, serum, face oil, and face wash in the skincare specialty, condoms, climax delay spray and wipes, vibrators, and lubricants in the sexual health and wellness specialty, and shampoos, conditioners, scalp scrubs, and topical treatments such as minoxidil in the hair care specialty. We also offer many of these over-the-counter products through retail partnerships, in stores and online. The over-the-counter drug and device products and some of the cosmetics and supplement products we sell are “white-labeled” products, where we sell the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by us in partnership with the applicable manufacturers. For these products, the manufacturer develops the formulation with input from the internal Hims & Hers Product Research & Development team. In all cases, the manufacturer is responsible for obtaining and maintaining authorization from the U.S. Food and Drug Administration (“FDA”), if required, and complying with current Good Manufacturing Processes (cGMP) as adopted and enforced by the FDA. In addition, the internal

Hims & Hers Quality team is responsible for maintaining policies and procedures to ensure non-prescription products comply with quality standards, which include independent laboratory testing of products, supplier and quality and compliance assessments.

Most of the offerings on our websites and mobile applications are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the Company with predictability through a recurring revenue stream.

For subscription plans, customers select a desired cadence to receive products, which can range from every 30 days to every 60 to 360 days, depending on the product. The customer is billed on a recurring basis based on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel subscriptions in accordance with our Terms and Conditions agreed to by customers to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Our integrated technology platform allows us to serve our customers efficiently from start to finish: initially from customer discovery and purchase of offerings on our websites and mobile application, to connecting customers with medical providers for telehealth consultations, to the fulfillment and delivery of customer orders, and finally through ongoing clinical management by medical providers. Management believes this technology-driven efficiency provides cost advantages that allow us to offer customers affordable prices and to generate robust gross margins.

We acquire new customers and drive brand awareness through various marketing channels, including social media, online search, television, radio, other media channels, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. We intend to continue to invest in growth in our current offerings and additionally in new products and services. The Hims & Hers platform is purpose-built to scale efficiently and to accommodate the seamless addition of new products and services. We plan to launch new subscription-based offerings which we expect will have a similar margin profile and unit economics to current offerings. As we implement our product roadmap, we expect to grow revenue through additional subscription-based recurring revenue offerings. The recent launches of new prescription products in weight loss, sexual health, and dermatology, and launches of hair care and supplement retail products, demonstrate the scalability of the platform.

Growth Opportunities

Continue to acquire more customers

Our brand awareness and innovative, personalized products are core to our ability to attract new customers. Customers serve as ambassadors for the Hims & Hers brand, further driving organic growth through word of mouth and user-generated content. The large majority of our first time customers to date indicate that they came to Hims & Hers to learn about and find options for their condition and are seeking treatment for their particular conditions for the first time. The convenience of our websites and mobile application allows us to reduce stigma and access-related barriers that frequently prevent consumers from seeking medical care, expanding the Company’s market opportunity. Organic growth is enhanced by sophisticated omnichannel acquisition strategies meant to target future customers with condition-specific on-ramps at profitable returns on investment. In addition, our brand positioning has afforded significant partnerships with leading talent whose promotional efforts drive meaningful awareness of the products and services we make available. As our portfolio of products and services grows across specialties, we believe that our market presence and brand recognition will expand, driving more consumers to seek out Hims & Hers for future healthcare needs.

Grow within existing customer base

Our expanded offerings that include more personalized products and clinical experiences across a broader range of conditions provide a large opportunity for us to grow our revenue within our existing customer base. Through more robust customer engagement, we have the ability to deliver longer term subscription adoption and drive more cross sell opportunities.

Specialty expansion into new conditions

We are pursuing a roadmap of rapid specialty expansion into new conditions that can be treated safely and effectively via telehealth, require ongoing and recurring customer relationships, and for which generic medication has been established as an effective means of treatment. Future care opportunities that show high prevalence within our existing customer base and offer traits similar to our existing specialties in terms of business model characteristics include testosterone treatment, menopause, sleep disorders, post-traumatic stress disorder, fertility, diabetes, cholesterol, and hypertension, which we believe represent significant opportunities. Given the prevalence of these conditions, we see a large market opportunity for our current and future offerings.

Leverage existing capabilities to penetrate new sales channels and further improve operations

In 2020, we opened an approximately 300,000 square foot facility in New Albany, Ohio. In 2021, this facility began housing a dedicated licensed mail order pharmacy, XeCare, LLC (or “XeCare”), that provides prescription fulfillment services solely to Hims & Hers customers. In July 2021, we completed our acquisition of YoDerm, Inc. (“Apostrophe”), allowing us to expand personalized dermatological offerings to our customers. Apostrophe Pharmacy LLC (“Apostrophe Pharmacy,” and together with XeCare, the “Affiliated Pharmacies”), is an additional dedicated licensed mail order pharmacy located in Arizona that provides prescription fulfillment services solely to Hims & Hers customers as part of our acquisition of Apostrophe in 2021. In 2022, we expanded the Apostrophe Pharmacy facility and opened an approximately 25,000 square foot facility in Gilbert, Arizona. The Affiliated Pharmacies together enable seamless drug delivery, and drive increased operating leverage across the platform by allowing us to further personalize and consolidate shipping of orders as well as expand capabilities quickly for adjacent and other new conditions. The Affiliated Pharmacies allow us to lower our cost structure by reducing some of the costs typically associated with contractual third-party pharmacy relationships.

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

Health System Partnerships

The strength of the Hims & Hers brand affords us numerous opportunities to partner with and offer new solutions to help transform existing healthcare stakeholders. We have relationships with leading health systems including Ochsner Health, Mount Sinai Health System, Carbon Health, ChristianaCare Health System, and Hartford Healthcare to provide a clinically focused, telehealth-enabled patient care collaboration. These relationships offer our customers access to applicable in-person care within these systems to enhance their overall healthcare experience. These collaborations, which are intended to help Hims & Hers customers obtain in-person care not accessible through the Hims & Hers platform, do not involve any monetary exchange, compensation, or other financial incentives between the parties.

Partner and Affiliated Pharmacies

We maintain contractual arrangements with three licensed pharmacies (sometimes referred to herein as “Partner Pharmacies”), EHT Pharmacy LLC (d/b/a Curexa Pharmacy), ITC Inc. (d/b/a ITC Compounding Pharmacy), and The London Specialist Pharmacy Limited for fulfillment and distribution of certain prescription and non-prescription products available through the Hims & Hers platform. We are not bound by any exclusivity or minimum order requirements with respect to our use of each pharmacy, and have the ability to utilize other pharmacies at our discretion. The contractual arrangements with the pharmacies are typically for one-year terms with automatic renewals, subject to standard termination rights of the parties. The pharmacies’ rates are fixed in the contractual arrangements and changes require the mutual agreement of the parties.

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

Government regulation of healthcare generally

Generally speaking, the healthcare industry is one of the most highly regulated industries in the United States. Healthcare-related businesses are subject to a broad array of governmental regulation at the federal, state, and local levels. While portions of our business are subject to significant regulations, some of the more well-known healthcare regulations do not apply to the Company because of the way our current operations are structured. We currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact other participants in the healthcare industry. If we begin accepting reimbursement payments from insurance providers or other third-party payors such as a government program, we will become subject to some of these additional healthcare laws and regulations.

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

Health information privacy and security laws

Numerous U.S. state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personally identifiable information (“PII”). We believe that, because of our operating processes, we are not a covered entity or a business associate with respect to our customers or services provided through our platform under the Health Insurance Portability and Accountability Act and the implementing regulations (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. However, to the extent we begin accepting payment from third parties or insurance providers, we may become subject to HIPAA in relation to our customers and could face penalties and fines if we fail to comply with applicable requirements of HIPAA and its implementing regulations. Regardless of whether or not we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements. Because we need to use and disclose customers’ health and personal information in order to provide our services, we have developed and maintain policies and procedures to protect that information, including the adoption of administrative, physical and technical safeguards. As our business operations continue to develop, including through the launch of new product offerings or the development of new services, we may collect additional sensitive health and personal information from our customers that could create additional compliance obligations and may increase our exposure to compliance and regulatory risks regarding the protection and dissemination of such information.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of PII, including the California Confidentiality of Medical Information Act, and these laws and regulations are rapidly evolving. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted diseases. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, information security, and artificial intelligence creates significant compliance issues for us, the Affiliated Medical Groups, the Affiliated Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. Additionally, these laws may be similar to or even more protective than, and may not be preempted by, HIPAA and other federal privacy laws, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted diseases. The privacy and data protection laws in many states in which we operate are more restrictive than HIPAA and/or may apply more broadly than HIPAA..

For example, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) require, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of these new and emerging state privacy laws and regulations, as well as their interpretation and enforcement, are dynamic and evolving. These laws and regulations each require particular assessment for compliance, and we may be required to modify our practices in an effort to comply with them, which may impact demand for our offerings.

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

Additionally, we are subject to the General Data Protection Regulation (“GDPR”) as implemented in the United Kingdom (the “UK GDPR”). The GDPR became effective in the European Union (“EU”) on May 25, 2018. Under the GDPR, data protection authorities in the EU have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs. Additionally, in July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework (followed in October 2023 with the adoption of an adequacy decision in the UK for the UK-United States Data Bridge). However, the adequacy decision does not foreclose, and is likely to face, future legal challenges.

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

We strive to hire the best and brightest talent across the industry with a focus on individuals determined to improve access to health and wellness solutions for millions. As of December 31, 2023, our team was comprised of 1,046 employees across various functions.

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

Commitment to highest standards of provider quality

In addition to our employees, as of December 31, 2023, 658 medical providers located throughout all 50 states in the U.S. provided services on the Hims & Hers platform through the Affiliated Medical Groups. These medical professionals adhere to a rigorous set of assessments and all credentials, licenses, and qualifications are cross-checked against federal, state, and other agencies. The Affiliated Medical Groups implement comprehensive processes, including written testing, to ensure adequate clinical skill and quality. Testing results are reviewed by an advisory board of physicians, with only the most qualified applicants approved by the Affiliated Medical Groups to provide consultations on the Hims & Hers platform. This rigor in provider selection ensures a strong culture of high standards focused around improving health and wellness outcomes for our customers.

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

As of December 31, 2023, we held 26 registered trademarks in the U.S. and 188 in non-U.S. jurisdictions, and 33 pending trademarks in the U.S. and 82 in non-U.S. jurisdictions, including pending trademarks for our brand, Hims & Hers. We obtained our first registered trademark in December 2018 with the majority of our trademark registrations obtained between 2019 and 2023. Each trademark registration is due for renewal within ten years from the date of its respective registration date and may be renewed in ten year intervals thereafter. In addition, we have registered domain names for websites that we use in our business, such as www.hims.com, www.forhers.com, www.forhims.co.uk, and www.apostrophe.com. We have one pending patent and hold no registered patents at this time.

Additional Information

Our website addresses are www.hims.com, www.forhers.com, www.forhims.co.uk and www.apostrophe.com. We make available free of charge at the Investor Relations section of the hims.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our websites is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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
•Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations. If the state- based licenses maintained by our Affiliated Pharmacies are terminated, suspended, or otherwise limited, or if our Affiliated Pharmacies fail to comply with applicable pharmacy-related laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.
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

Our limited operating history and evolving business make it difficult to evaluate our current business and future prospects and plan for our future growth. We began offering products and services in 2017. Since that time, our business has expanded and we have increased the ways that we can address customer needs. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and Providers to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by Providers through our platform, operating licensed pharmacies and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of Providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, data privacy, use of artificial intelligence, or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

If we are unable to expand the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, including disruptive technologies by market participants, including us, can quickly make our products and services obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers a technology driven platform to access telehealth consultations with Providers, who may prescribe customers certain prescription medications. We also rely on selling our non-prescription products through wholesale partnerships. Unless we are able to attract new customers, retain existing customers, and maintain our wholesale partnerships, our business, financial condition, and results of operations may be harmed.

In order to attract new customers and incentivize existing customers to purchase our offerings, we use social media, emails, text messages, celebrity influencers, and other marketing strategies to reach potential and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers or others or other liabilities or may require us to change our operations and/or cease using certain marketing strategies.

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

In addition, an increase in our use of social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. We do not control the content of what our influencers post on social media, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or required to alter our practices, which could have an adverse impact on our business and reputation.

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

Achieving and maintaining market acceptance of our model and our services could be negatively impacted by many factors, including, to the extent they arise from:
•perceived risks associated with the use of our platform, telehealth or similar technologies generally, including those related to privacy, customer data (including personal and health information), and the use of artificial intelligence;
•our inability to expand into new conditions and/or to attract and retain qualified Providers;
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

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, advances in technology, and general movement to telehealth. Widespread acceptance of personalized healthcare enabled by technology is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of our Affiliated Pharmacies, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as artificial intelligence, that we are unable to similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, large retailers that sell non-prescription products, including, for example, over-the-counter medical devices, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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

We have recently experienced a period of rapid growth in our operations and headcount. We grew our revenue from $271.9 million for the year ended December 31, 2021, to $526.9 million for the year ended December 31, 2022, to $872.0 million for the year ended December 31, 2023. Our number of employees has increased significantly over the last few years, from 398 employees as of December 31, 2021 to 1,046 employees as of December 31, 2023. We have also established operations in the U.K., launched the Affiliated Pharmacies dedicated to our operations, completed acquisitions of HHL and Apostrophe, and significantly increased the size of our customer base.

We anticipate that we will continue to significantly expand our operations and headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to continue to manage this growth effectively and execute our business plan. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new products or services, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

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
•difficulty of transitioning the acquired technology onto our existing platforms and maintaining the security standards for such technology consistent with our other offerings;
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

Acquisitions can also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or impairments of goodwill, any of which could harm our financial condition. In addition, any acquisitions we announce could be viewed negatively by customers, Providers, partners, suppliers, or investors.

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

Our ability to continue to expand our business and to attract talented employees, customers, Providers, partners, and suppliers in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team to focus on international expansion could harm our business, financial condition, and results of operations.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business, financial condition, and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of inflation and related market and macroeconomic responses the ongoing conflict arising out of the Russian invasion of Ukraine, and the hostilities and conflict in the Middle East. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, trade and supply chain issues and the availability and cost of credit in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. Developing and supporting our mobile websites and mobile applications across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired and customers we meet through our mobile websites or mobile applications may not choose to use our offerings at the same rate as customers we meet through our websites.

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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Partner Pharmacies and Affiliated Pharmacies to provide efficient fulfillment and distribution of prescription medication. Any interruption in the availability of a sufficient number of Providers or supply from our Partner Pharmacies or Affiliated Pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of Providers. Similarly, if we were to lose our relationship with one of our Affiliated Pharmacies or Partner Pharmacies, are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies or Affiliated Pharmacies, or one of the Affiliated Pharmacies or Partner Pharmacies was subject to regulatory or legal enforcement, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Affiliated Pharmacy or Partner Pharmacy is terminated, or any Affiliated Medical Group, Affiliated Pharmacy, or Partner Pharmacy experiences a disruption in operations, including as the result of regulatory or legal enforcement. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Disruption in our global supply chain and changes to tax or trade policy could negatively impact our business.

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East, other acts of war or terrorism, trade sanctions, inflation, health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

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

A majority of the fulfillment and distribution of products available through our platform is done by our Affiliated Pharmacies. While the Affiliated Pharmacies operate exclusively in support of our business, similar to the Affiliated Medical Groups, we do not directly own the Affiliated Pharmacies due to state-based regulatory considerations. Many states require advance notice and approval by the state’s board of pharmacy with respect to changes in ownership. These requirements could result in delays to an

Affiliated Pharmacy obtaining licensure in a given jurisdiction or disruptions to our business in the event of a change of control with respect to an Affiliated Pharmacy, which could adversely affect our revenue or results of operations.

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

We engage third-party service providers to perform underlying card processing, currency exchange, and identity verification for our payments system. If these service providers do not perform adequately or if our relationships with these service providers were to terminate, our ability to accept orders through our platform could be adversely affected and our business could be harmed. In addition, incorrect identity verification data with respect to our current or potential customers received from third-party service providers, including as a result of an individual customer providing untruthful or inaccurate information, has in the past and may in the future result in us inadvertently allowing access to our offerings, including treatments and medications, to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access our offerings, in each case based on inaccurate identity determination. These risks may subject us to disciplinary action, fines, lawsuits, and our reputation, business, financial condition and results of operations could be adversely affected. Further, if any of these third-party service providers increase the fees they charge us, our operating expenses could increase and if we respond by increasing the fees we charge to our customers, we could lose some of our customers.

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

We may need to invest significant amounts of cash and equity to attract new and existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly changed in value.

We also have a remote-first policy that permits most of our employees to work remotely should their particular positions allow. While we believe that most of our non-fulfillment operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. To the extent our current or future remote work policies result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

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

For example, the California Consumer Privacy Act and the California Privacy Rights Act require, among other things, covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of these new and emerging state privacy laws and regulations, as well as their interpretation and enforcement, are dynamic and evolving. These laws and regulations each require particular assessment for compliance, and we may be required to modify our practices in an effort to comply with them, which may impact demand for our offerings.

Additionally, under the General Data Protection Regulation (“GDPR”), data protection authorities in the European Union have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The GDPR has been implemented in the United Kingdom as the “UK GDPR” and sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR - the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs. In July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework (followed in October 2023 with the adoption of an adequacy decision in the UK for the UK-United States Data Bridge). However, the adequacy decision does not foreclose, and is likely to face, future legal challenges, and the ongoing legal uncertainty may increase our costs and our ability to efficiently process personal data from the EEA or the UK.

Our business, including our ability to operate and to continue to expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our websites, mobile applications, offerings, or our privacy policies. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly gather and use data from data subjects. Therefore, our business could be harmed by any significant change to, or actual or perceived non-compliance with, applicable laws or regulations (or the interpretation or enforcement thereof), or industry standards or practices, including regarding the storage, use, disclosure, or other processing of data our customers or the Providers on our platform share with us, or regarding the manner in which the express or implied consent of customers or Providers for such collection, analysis, and disclosure is obtained. Such changes may require us to modify our platform, possibly in a material manner, and may limit our ability to develop new offerings, functionality, or features.

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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of information, causing sensitive, confidential or proprietary information to be accessed or acquired without authorization, or to become publicly available. We utilize vendors and other third-party service providers for important aspects of the collection, storage, transmission, and verification of customer information and other confidential, and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the nature of the sensitive, confidential, and proprietary information that we and our service providers collect, store, transmit, and otherwise process, the security of our and our vendors’ technology platforms and other aspects of our services, including those provided or facilitated by third-party service providers, are important to our operations and business strategy. We take certain administrative, legal, physical, and technological safeguards to address these risks, such as requiring outsourcing subcontractors who handle customer, user, and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard sensitive, confidential, and proprietary information. Measures taken to protect our systems, those of our vendors or other third-party service providers, or sensitive, confidential, and proprietary information that we or such third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. Certain of our vendors have experienced security breaches in the past, and we expect that other vendors or third-

party service providers will experience such breaches in the future. Although we take steps to help protect sensitive, confidential, and proprietary information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance, or other disruptions.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. We may also not be fully indemnified for the costs we may incur as a result of any such breach at one of our vendors or other third-party service providers.

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

Our intellectual property includes the content of our websites, software code, electronic medical records system, mobile applications, unregistered copyrights, trademarks, and trade secrets. We believe that our intellectual property is an essential asset of our business. If we do not adequately protect our intellectual property, our brand and reputation could be harmed and competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our technology, and delay or render impossible our achievement of profitability. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete. We regard the protection of our trade secrets, copyrights, trademarks, trade dress, databases, and domain names as critical to our success. We strive to protect our intellectual property rights by relying on federal, state, and common law rights and other rights provided under foreign laws. These laws are subject to change at any time and could further restrict our ability to protect or enforce our intellectual property rights. In addition, the existing laws of certain foreign countries in which we operate may not protect our intellectual property rights to the same extent as do the laws of the United States. We also have a practice of entering into confidentiality and invention assignment agreements with our employees and contractors, and often enter into confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. In addition, from time to time we make our technology and other intellectual property available to others under license agreements, including open-source license agreements and trademark licenses under agreements with our partners for the purpose of co-branding or co-marketing our products or services. However, these contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation of our proprietary information, infringement of our intellectual property rights, or disclosure of trade secrets and other proprietary information, or deter independent development of similar or competing technologies or duplication of our technologies, and may not provide an adequate remedy in the event of such misappropriation or infringement.

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

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, intellectual property rights, including use of an individual’s likeness and related trademarks, are a key asset of the celebrity influencers we work with and any use by us of such assets is often heavily negotiated. Our future success depends in part on not infringing upon the intellectual property rights of others. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

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

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating financial statements from prior periods. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We face the risk of product liability claims and may not be able to maintain or obtain insurance.

Our business involves third-party Providers performing medical consultations and prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals, including compounded pharmaceuticals, by our Affiliated Pharmacies and Partner Pharmacies. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. In addition, the products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage, and errors in the dispensing and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including climate-related disasters or other extreme weather events such as earthquakes, fires, floods, hurricanes, tornadoes or tsunamis, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. If a climate-related disaster or other extreme weather event occurred in Arizona (which is prone to extreme weather events including extreme heat, drought and wildfires) or Ohio (which is prone to extreme weather events including extreme temperatures, rain and snow storms, and flooding), which are the locations of our two facilities and our two Affiliated Pharmacies, we could experience fulfillment and distribution delays, among other things, that could have an adverse impact on our results of operations. In addition, acts of war or terrorism, including malicious internet-based activity and supply chain attacks, could cause disruptions to the internet or the economy as a whole. Further, even if our systems are not interrupted or our facilities are not affected from a catastrophic event, catastrophic events have the potential to impact our employees’ and service providers’ abilities to commute to work (in Ohio or Arizona) or to stay connected effectively while working remotely.

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

We have incurred net losses on an annual basis since inception. We had an accumulated deficit of $368.2 million as of December 31, 2023. For the three and twelve months ended December 31, 2023, we had net income and a net loss of $1.2 million and $23.5 million, respectively, while achieving profitability of $20.6 million and $49.5 million, respectively, on an Adjusted EBITDA basis. We expect our costs will increase in the foreseeable future and our losses may continue as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities (including our mobile applications) to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our cash flows from operations were negative for the years ended December 31, 2021 and 2022. While we had positive cash flows from operations for the three and twelve months ended December 31, 2023, we may not generate positive cash flows from operations, or maintain profitability on a net income or an Adjusted EBITDA basis in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and which may be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected.

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
•instability in the financial markets;
•global economic conditions; and
•political, economic, and social instability, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine, the hostilities and conflict in the Middle East, or other war or terrorist activities, and any disruption these events may cause to the global economy.

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

To date, the vast majority of our revenue has been, and we expect it to continue to be, derived from customers who purchase subscription-based prescription products and services through our platform. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments and services. Any material decline in the use of such offerings could have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our subscription revenue, which may have an adverse effect on our business, financial condition, and results of operations.

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

For example, U.S. and international regulators, investors and other stakeholders have increasingly focused on environmental, social, and governance (“ESG”) matters in recent years. New domestic and international laws and regulations relating to ESG matters, including climate change, human capital, diversity and sustainability, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or other obligations. Our compliance with such laws and regulations will require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk. If our efforts to comply with new or existing laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In addition, pursuant to SEC rules, we are required to make certain cybersecurity disclosures, including related to material cybersecurity incidents and the reasonably likely impact of such an incident. Determining whether a cybersecurity incident is reportable may not be straightforward and any such disclosures could be costly and lead to negative publicity, loss of customer confidence, diversion of management’s attention, and government investigations.

Further, in addition to being costly and time-consuming, our ESG-related disclosures may not meet investor expectations or attract additional investments in us, which could result in a decrease in the market price for our Class A common stock.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. The possibility of a significant economic downturn, increased interest rates, or disruptions in the global financial markets may make it more difficult to access available capital and may reduce our ability to secure financing on favorable terms. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If our estimates or judgments relating to our significant accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website and mobile application development and internal-use software costs, and judgments relating to impairment triggering events for long-lived assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

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
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, international tariffs, social, political and economic risks, pandemics or epidemics, and acts of war or terrorism or other geopolitical conflicts.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Customers, Providers, and vendors trust Hims & Hers to maintain a secure environment in which they can transact healthcare-related activities. This is addressed through a comprehensive set of policies, processes and controls focused on maintaining the confidentiality, integrity, and availability of our sensitive data and intellectual property. We have aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework as our adopted security framework and utilize vendor-specific guidance and industry insights to supplement our approach. Cybersecurity risk management is a critical component of our overall enterprise risk management (ERM) program.

We have implemented a comprehensive set of processes for assessing, identifying, and managing material risks from cybersecurity threats. We conduct continuous vulnerability scanning and periodic penetration tests and evaluate key infrastructure and applications for general IT controls through SOX testing and other required regulatory practices. Any observations are ranked by severity and prioritized for response and remediation.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. We evaluate vendor security through an integrated process with our legal team to assess security and privacy risks to the business. This integrated process helps ensure appropriate contract provisions and complementary controls are in place to protect our and our customers’ data. We execute this review process as we onboard a new vendor or renew a contract with an existing vendor, or when there are significant changes in the scope of services provided by the vendor. Key vendors are reassessed on a periodic basis to confirm their control environment remains secure and meets our expectations. Furthermore, starting in 2024, we have enhanced this process to perform annual reviews of key vendors with elevated risks.

Our platform is continuously probed and attacked by malicious actors, and accordingly, the controls and practices utilized by our cybersecurity and technology teams have continued to evolve. We utilize a Security Information and Event Management (SIEM) tool and Security Operations Center (SOC) provider to actively support our ability to monitor, alert, and remediate issues on a continuous basis and to protect the Company from material security breaches or unauthorized access to our environment. Additionally, we employ a dedicated cybersecurity team to closely work with the SOC, key vendors, and internal stakeholders to maintain familiarity with our operations and configure systems to alert on risks to the organization using industry and business insights.

We closely monitor vendor and industry alerts to identify potential vulnerabilities and risks. These various threat and vulnerability alerts allow our cybersecurity team and trusted partners, such as hosting vendors and other critical service providers, to quickly respond to identified risks. Additionally, a periodic NIST-based risk assessment is performed by an independent third party to assist our cybersecurity team in confirming our cybersecurity control environment is in compliance with recognized cybersecurity industry frameworks and standards, as well as identifying any opportunities for enhancement. We also regularly train our employees on cybersecurity awareness, confidential information protection, and phishing attacks.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. For a discussion of whether and how any risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see Part I, Item 1A: “Risk Factors,” which should be read in conjunction with Part I, Item 1C.

Governance

Our Board of Directors maintains overall oversight of our risk management. The Audit Committee is specifically tasked with reviewing cybersecurity and other information technology risks, controls, and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches. The Audit Committee also reviews with management any specific cybersecurity issues that could affect the adequacy of our internal controls. Our Head of Information Security reports to the Audit Committee on a quarterly basis on any relevant cybersecurity issues or risks, related controls, procedures and programming, material cybersecurity and data privacy incidents (if any), any material updates to our cybersecurity risk management and strategy, broader cybersecurity trends, and relevant educational information.

We employ a cybersecurity team of seasoned professionals with direct experience in securing both large and small enterprises. The team is led by our Head of Information Security, who reports to the Chief Operating Officer (COO). The Head of Information Security has 18 years of experience in various technology leadership roles. Of these, the last 10 years have specifically focused on building, managing, and supporting robust security programs across highly regulated industries. The Head of Information Security holds relevant credentials through leading organizations including CISSP (ISC2), CCSP (ISC2), CRISC (ISACA), CCISO (EC-Council), and QTE (DDN). Other members of the cybersecurity leadership team have several years of direct experience in the security industry and hold relevant credentials from ISC2, ISACA, EC-Council, and CompTIA. Moreover, cybersecurity team members keep themselves current through continuing professional education. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, which include escalation to the CCO and the Audit Committee, as appropriate.

Item 2. Properties

Hims & Hers’ address is 2269 Chestnut Street, #523, San Francisco, California 94123. In addition, we lease and operate fulfillment centers and Affiliated Pharmacy facilities in New Albany, Ohio and Gilbert, Arizona, along with a corporate facility in New York, New York. Hims & Hers’ workforce is currently working on a fully remote basis with the exception of those employees serving our fulfillment operations and Affiliated Pharmacies, whose presence is required for operation of the pharmacies, fulfillment, and distribution, along with those utilizing our corporate facility.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HIMS”.

Holders

On February 23, 2024, there were 129 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of our Class A common stock through brokers, banks, or other nominees.

Dividends

We have not paid any cash dividends on our Class A common stock to date. The payment of any cash dividends is within the discretion of our Board and our Board does not currently contemplate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the 2024 Proxy Statement entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2023 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
October 1, 2023 to October 31, 2023	—	$—	—
November 1, 2023 to November 30, 2023	237,458	$8.42	237,458
December 1, 2023 to December 31, 2023	—	$—	—
Total repurchases	237,458			$48,001
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On November 6, 2023, we announced that our Board of Directors had authorized a repurchase program, pursuant to which we may repurchase up to $50.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans As of December 31, 2023, approximately $2.0 million of our shares had been repurchased under the authorization. The repurchase program expires on November 8, 2025.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Nasdaq Internet Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 21, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of the Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” in this Form 10-K.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, and cloud-enabled pharmacy fulfillment. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

“Wholesale Revenue” represents non-prescription product sales to retailers through wholesale purchasing agreements. Wholesale Revenue also includes non-prescription product sales to third-party platforms through consignment arrangements. In addition to being revenue generative and profitable, wholesale partnerships and consignment arrangements have the added benefit of generating brand awareness with new customers in physical and online environments.

“Subscribers” are customers who have one or more “Subscriptions” pursuant to which they have agreed to be automatically billed on a recurring basis at a defined cadence. The Subscription billing cadence is typically defined as a number of days (for example, billed every 30 days or every 90 days), which are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and/or services and can reactivate Subscriptions to continue receiving additional products and/or services.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the years ended December 31, 2023, 2022, and 2021, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV), and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Year Ended December 31,
	2023	Change	% Change	2022	Change	% Change	2021

Online Revenue	$842,381	$339,874	68%	$502,507	$243,337	94%	$259,170
Wholesale Revenue	29,619	5,210	21%	24,409	11,701	92%	12,708
Total revenue	$872,000	$345,084	65%	$526,916	$255,038	94%	$271,878

Subscribers (end of period)	1,537	497	48%	1,040	486	88%	554
Monthly Online Revenue per Average Subscriber	$54	$1	2%	$53	$2	4%	$51

Net Orders	8,676	2,554	42%	6,122	2,618	75%	3,504
AOV	$97	$15	18%	$82	$8	11%	$74

We generated $842.4 million in Online Revenue for the year ended December 31, 2023, an increase of $339.9 million, or 68%, as compared to $502.5 million for the year ended December 31, 2022. Growth in Online Revenue for the year ended December 31, 2023 was primarily driven by growth in Subscribers, from whom we generated recurring and stable Monthly Online Revenue per Average Subscriber, as well as growth in AOV and Net Orders.

We generated $29.6 million in Wholesale Revenue for the year ended December 31, 2023, an increase of $5.2 million, or 21%, as compared to $24.4 million for the year ended December 31, 2022. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 48% to approximately 1,537,000 as of December 31, 2023 as compared to approximately 1,040,000 Subscribers as of December 31, 2022. Growth in Subscribers for the year ended December 31, 2023 was driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, increased customer conversion rates from improved onsite and customer onboarding experiences, and new product offerings. Monthly Online Revenue per Average Subscriber grew 2% to $54 for the year ended December 31, 2023 as compared to $53 for the year ended December 31, 2022, primarily due to product mix shifting between conditions and longer duration Subscriptions. Monthly Online Revenue per Average Subscriber has remained relatively stable as a result of generally recurring and predictable uptake of our offerings by Subscribers, but can fluctuate on a period-to-period basis due to various factors, including price changes, product mix, and duration of Subscriptions.

As a result of growth in Subscribers, we generated approximately 8.7 million Net Orders for the year ended December 31, 2023, an increase of 42% as compared to approximately 6.1 million Net Orders for the year ended December 31, 2022. For the year ended December 31, 2023, AOV was $97, an increase of 18% compared to $82 for the year ended December 31, 2022. AOV growth for the year ended December 31, 2023 was driven by product mixes shifting towards longer duration Subscriptions as well as new product offerings.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a 30-day cadence, we offer Subscribers the ability to select from a range of Subscription shipment cadences, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. The Subscriber is billed upon each shipment. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by Subscribers have contributed to the generally stable and predictable nature of our Monthly Online Revenue per Average Subscriber. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

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

Expansion into new specialties

We expect to continue to expand into new health and wellness specialties with our offerings. Specialty expansion allows us to increase the number of health and wellness consumers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new health and wellness specialties has required and will continue to require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new health and wellness specialties, we may not recover the financial investments we make into new specialties and revenue may not increase in the future.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. GAAP, we present Adjusted EBITDA (which is a non-GAAP financial measure), Adjusted EBITDA margin (which is a non-GAAP ratio), and Free Cash Flow (which is a non-GAAP financial measure) each as defined below. We use Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow is helpful to our investors as they are used by management in assessing the health of our business, our operating performance, and our liquidity.

However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures or ratios differently or may use other financial measures or ratios to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow as tools for comparison. Reconciliations are provided below to the most directly comparable financial measures stated in accordance with U.S. GAAP. Investors are encouraged to review our U.S. GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net loss before stock-based compensation, depreciation and amortization, acquisition-related costs (which includes (i) acquisition professional services; and (ii) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses), income taxes, change in fair value of liabilities, impairment of long-lived assets, interest income, one-time Merger bonuses and warrant expense, and amortization of debt issuance costs. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net loss to Adjusted EBITDA for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021

Revenue	$872,000	$526,916	$271,878

Net loss	(23,546)	(65,678)	(107,659)
Stock-based compensation	66,080	42,817	67,211
Depreciation and amortization	9,515	7,474	4,075
Acquisition-related costs	3,016	1,192	8,105
Provision (benefit) for income taxes	1,975	(31)	(3,136)
Change in fair value of liabilities	1,075	(70)	(3,802)
Impairment of long-lived assets	429	1,127	—
Interest income	(9,029)	(2,610)	(390)
Merger bonuses	—	—	5,219
Warrant expense in connection with Merger	—	—	154
Amortization of debt issuance costs	—	—	144
Adjusted EBITDA	$49,515	$(15,779)	$(30,079)

Net loss as a % of revenue	(3)%	(12)%	(40)%
Adjusted EBITDA margin	6%	(3)%	(11)%

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

Free Cash Flow is a key performance measure that our management uses to assess our liquidity. Because Free Cash Flow facilitates internal comparisons of our historical liquidity on a more consistent basis, we use this measure for business planning purposes. “Free Cash Flow” is defined as net cash provided by (used in) operating activities, less purchases of property, equipment, and intangible assets and investment in website and mobile application development and internal-use software in investing activities.

The following table reconciles net cash provided by (used in) operating activities to Free Cash Flow for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021

Net cash provided by (used in) operating activities	$73,483	$(26,531)	$(34,412)
Less: purchases of property, equipment, and intangible assets in investing activities	(17,220)	(2,714)	(832)
Less: investment in website and mobile application development and internal-use software in investing activities	(9,272)	(4,533)	(4,175)
Free Cash Flow	$46,991	$(33,778)	$(39,419)

Some of the limitations of Free Cash Flow include (i) Free Cash Flow does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments, and (ii) Free Cash Flow includes capital expenditures, the benefits of which may be realized in periods subsequent to those in which the expenditures took place. In evaluating Free Cash Flow, you should be aware that in the future we will have cash outflows similar to the adjustments in this presentation. Our presentation of Free Cash Flow should not be construed as an inference that our future results will be unaffected by these cash outflows or any unusual or non-recurring items. When evaluating our performance, you should consider Free Cash Flow in addition to, and not as a substitute for, other financial performance measures, including our net cash provided by (used in) operating activities and other U.S. GAAP results.

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and a significant majority of our losses are attributable to, the United States of America. The consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities for which we are the primary beneficiary. The variable interest entities are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises of online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services and post-consultation service support provided by Affiliated Medical Groups. Additionally, revenue is generated through wholesale arrangements.

For information on our significant accounting policies, see Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software are considered to be operating expenses and are excluded from cost of revenue.

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

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter. We expect this trend to continue, though marketing expenses may fluctuate as a percentage of revenue due to the timing and discretionary nature of these expenses.

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

Other income (expense)

Other income (expense) primarily consists of interest income from our cash and cash equivalents and investment accounts, as well as the change in fair value of liabilities. Additionally, other income (expense) includes non-operating and one-time charges classified outside of operating expenses.

(Provision) benefit for income taxes

The (provision) benefit for income taxes primarily consists of federal and state taxes, as well as change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the years ended December 31, 2023 and 2022

The following table sets forth our consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021 and the dollar and percentage change between the three periods (dollars in thousands):

	Year Ended December 31,
	2023	Change	% Change	2022	Change	% Change	2021

Revenue	$872,000	$345,084	65%	$526,916	$255,038	94%	$271,878
Cost of revenue	157,051	38,857	33%	118,194	50,810	75%	67,384
Gross profit	714,949	306,227	75%	408,722	204,228	100%	204,494
Operating expenses:(1)
Marketing	446,435	173,848	64%	272,587	136,685	101%	135,902
Operations and support	119,857	42,454	55%	77,403	29,810	63%	47,593
Technology and development	48,227	18,990	65%	29,237	6,858	31%	22,379
General and administrative	129,883	31,691	32%	98,192	(15,470)	(14)%	113,662
Total operating expenses	744,402	266,983	56%	477,419	157,883	49%	319,536
Loss from operations	(29,453)	39,244	(57)%	(68,697)	46,345	(40)%	(115,042)
Other income (expense):
Change in fair value of liabilities	(1,075)	(1,145)	*	70	(3,732)	(98)%	3,802
Other income, net	8,957	6,039	207%	2,918	2,473	556%	445
Total other income, net	7,882	4,894	164%	2,988	(1,259)	(30)%	4,247
Loss before income taxes	(21,571)	44,138	(67)%	(65,709)	45,086	(41)%	(110,795)
(Provision) benefit for income taxes	(1,975)	(2,006)	*	31	(3,105)	(99)%	3,136
Net loss	$(23,546)	$42,132	(64)%	$(65,678)	$41,981	(39)%	$(107,659)
______________
(*)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marketing	$5,477	$4,648	$9,664
Operations and support	6,815	2,684	2,735
Technology and development	7,126	4,327	4,481
General and administrative	46,662	31,158	50,331
Total stock-based compensation expense	$66,080	$42,817	$67,211

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Year Ended December 31,
	2023	2022	2021

Revenue	100%	100%	100%
Cost of revenue	18%	22%	25%
Gross profit	82%	78%	75%
Operating expenses:
Marketing	51%	52%	50%
Operations and support	14%	15%	17%
Technology and development	6%	6%	8%
General and administrative	15%	18%	42%
Total operating expenses	86%	91%	117%
Loss from operations	(4)%	(13)%	(42)%
Other income (expense):
Change in fair value of liabilities	—%	—%	1%
Other income, net	1%	1%	—%
Total other income, net	1%	1%	1%
Loss before income taxes	(3)%	(12)%	(41)%
(Provision) benefit for income taxes	—%	—%	1%
Net loss	(3)%	(12)%	(40)%

Revenue

Revenue was $872.0 million for the year ended December 31, 2023 compared to $526.9 million for the year ended December 31, 2022, an increase of $345.1 million, or 65%. For detailed discussion of this increase, refer to “Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $157.1 million for the year ended December 31, 2023, compared to $118.2 million for the year ended December 31, 2022, an increase of $38.9 million, or 33%. This increase was primarily due to increased shipping costs of 49%, increased costs associated with Providers of 48%, and increased product and packaging costs of approximately 20%. These increases were due to overall increased business activity with the addition of new Subscribers.

Gross profit was $714.9 million for the year ended December 31, 2023 compared to $408.7 million for the year ended December 31, 2022, an increase of $306.2 million or 75%. Correspondingly, gross margin was 82% for the year ended December 31, 2023 compared to 78% for the year ended December 31, 2022. The increase in gross margin for the year ended December 31, 2023 was primarily due to lower product and packaging costs as a percent of revenue as a result of fulfilling greater order volume by Affiliated Pharmacies at lower costs as compared to third-party pharmacies. This increase was also due to Wholesale Revenue, which is lower margin than Online Revenue, comprising a smaller proportion of total revenue.

Marketing expenses

Marketing expenses were $446.4 million for the year ended December 31, 2023, compared to $272.6 million for the year ended December 31, 2022, an increase of $173.8 million, or 64%. The most significant component of marketing expenses is customer acquisition costs, which increased to $379.7 million for the year ended December 31, 2023, compared to $230.4 million for the year ended December 31, 2022, an increase of $149.3 million, or 65%. The increase in customer acquisition costs was a result of management’s decision to increase investment in display, search, and linear and streaming television marketing, as we continue to identify opportunities to drive new customer growth.

Operations and support

Operations and support expenses were $119.9 million for the year ended December 31, 2023, compared to $77.4 million for the year ended December 31, 2022, an increase of $42.5 million, or 55%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $22.7 million, an increase in order fulfillment, transaction processing, and selling costs of $9.1 million, an increase in stock-based compensation of $4.1 million, and an increase in depreciation, amortization, and technology costs of operations and support functions of $3.6 million.

Technology and development

Technology and development expenses were $48.2 million for the year ended December 31, 2023, compared to $29.2 million for the year ended December 31, 2022, an increase of $19.0 million, or 65%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $9.5 million, an increase in depreciation, amortization, and technology costs of $4.9 million, and an increase in stock-based compensation of $2.8 million.

General and administrative

General and administrative expenses were $129.9 million for the year ended December 31, 2023, compared to $98.2 million for the year ended December 31, 2022, an increase of $31.7 million, or 32%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $15.5 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $13.9 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $2.4 million, an increase in professional services of $2.1 million, and an increase in corporate events and travel costs of $1.5 million. The increase in general and administrative expenses was partially offset by a decrease in insurance premiums of $2.8 million.

Other income

Other income was $7.9 million for the year ended December 31, 2023, compared to $3.0 million for the year ended December 31, 2022, an increase of $4.9 million. The change was driven primarily by an increase in interest income of $6.4 million. The increase was partially offset by a loss from the change in fair value of liabilities of $1.1 million for the year ended December 31, 2023 compared to a gain of $0.1 million for the year ended December 31, 2022.

(Provision) benefit for income taxes

Provision for income taxes was $2.0 million for the year ended December 31, 2023, compared to a benefit of less than $0.1 million for the year ended December 31, 2022. The change was primarily due to an increase in current federal and state income taxes.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity are cash and cash equivalents in the amount of $96.7 million, which are primarily invested in interest-bearing cash accounts and money market funds, and investments in the amount of $124.3 million, which are invested in U.S. Treasury bills, corporate bonds, government and government agency securities, and asset-backed bonds.

We have historically incurred negative cash flows from operating activities and significant losses from operations. While we had positive cash flows from operating activities for the year ended December 31, 2023, we may continue to incur operating losses in the future due to continued investments in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, or other macroeconomic factors. We expect to continue to pursue opportunities to expand our internal fulfillment capabilities and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may also use our cash and cash equivalents to repurchase up to an additional $48 million of our Class A common stock through the fourth quarter of 2025 at management’s discretion pursuant to our share repurchase program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2023	2022	2021

Net cash provided by (used in) operating activities	$73,483	$(26,531)	$(34,412)
Net cash (used in) provided by investing activities	(12,106)	34,699	(156,268)
Net cash (used in) provided by financing activities	(11,475)	(33,127)	235,043

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $73.5 million for the year ended December 31, 2023. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $66.1 million, depreciation and amortization of $9.5 million, non-cash acquisition-related costs of $2.7 million, and change in fair value of liabilities of $1.1 million, partially offset by a net loss of $23.5 million and net accretion on securities of $5.7 million. In addition, a net cash inflow totaling $20.8 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $23.8 million and an increase in deferred revenue of $6.3 million. This inflow was partially offset by an increase in prepaid expenses of $6.4 million.

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

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in website and mobile application development and internal-use software, purchases of property, equipment, and intangible assets, and acquisitions.

Net cash used in investing activities for the year ended December 31, 2023 was $12.1 million, which was primarily due to purchases of property, equipment, and intangible assets of $17.2 million and investments of $9.3 million in website development and internal-use software, partially offset by net investment cash inflows of $14.4 million.

Net cash provided by investing activities for the year ended December 31, 2022 was $34.7 million, which was primarily due to net investment cash inflows of $42.4 million, partially offset by investments of $4.5 million in website development and internal-use software, including investment in our mobile technology, and purchases of property, equipment, and intangible assets of $2.7 million.

Cash flows from financing activities

Net cash used in financing activities for the year ended December 31, 2023 was $11.5 million, which was due to payments for taxes related to net share settlement of equity awards of $14.1 million and repurchases of common stock of $2.0 million, partially offset by proceeds from the exercise of stock options of $2.3 million and proceeds from employee stock purchase plan of $2.3 million.

Net cash used in financing activities for the year ended December 31, 2022 was $33.1 million, which was due to payments for earn-out consideration for acquisitions of $32.7 million and payments for taxes related to net share settlement of equity awards of $3.9 million, partially offset by proceeds from the exercise of stock options of $2.2 million and proceeds from employee stock purchase plan of $1.2 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out payable related to an acquisition, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of December 31, 2023 were $27.7 million, of which $14.4 million was payable within 12 months.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Business combinations

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

Performance restricted stock units

Determining the fair value of our performance restricted stock units (“Performance RSUs” or “PRSUs”) on the grant date and at the end of each reporting period requires management to use significant judgment and estimates. The grant date fair value is based on the probable level of achievement of performance targets and closing price of our Class A common stock on the grant date. We estimate the probable level of achievement on the grant date and at the end of each reporting period using a variety of factors, including primarily internal financial forecasts, our performance compared to such forecasts, and publicly disclosed financial guidance and our performance compared to such guidance.

If management determines that it is probable that the level of achievement has increased, we recognize a cumulative catch-up of stock-based compensation expense based on the level of achievement determined at period end in comparison to the prior period. If we determine it is no longer probable that any level of achievement will occur, we discontinue recognition of stock-based compensation expense. If we determine that it is improbable that any level of achievement will occur, we reverse previously recognized stock-based compensation expense.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $221.0 million and $179.6 million as of December 31, 2023 and 2022, respectively, which were held for working capital purposes. Our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of corporate bonds, U.S. Treasury bills, government and government agency securities, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the years ended December 31, 2023, 2022, and 2021 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Hims & Hers Health, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hims & Hers Health, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, mezzanine equity and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Impairment indicators for certain trade name intangible assets

As discussed in Note 9 to the consolidated financial statements, the carrying value of the Company’s trade name intangible assets was $17.3 million as of December 31, 2023. Long-lived assets, including trade name intangible assets, are reviewed for potential impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset may not be recoverable.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s identification and evaluation of triggering events for long-lived assets, including certain trade name intangible assets. We evaluated the Company’s triggering event identification and assessment, including the demand for the certain asset group’s products and services and profitability, by:

•inspecting actual operating results in comparison with financial projections made by the Company at the time the certain asset group was acquired to identify underperformance
•considering relevant analyst reports
•inquiring of Company officials regarding future plans for the certain asset group
•reading board of directors’ meetings minutes to identify other business factors that might impact the evaluation of triggering events.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 26, 2024

Hims & Hers Health, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$96,663	$46,772
Short-term investments	124,318	132,853
Inventory	22,464	21,562
Prepaid expenses and other current assets	21,608	15,408
Total current assets	265,053	216,595
Restricted cash	856	856
Goodwill	110,881	110,881
Property, equipment, and software, net	36,143	11,199
Intangible assets, net	18,574	21,841
Operating lease right-of-use assets	9,588	4,936
Other long-term assets	91	33
Total assets	$441,186	$366,341
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,070	$32,363
Accrued liabilities	28,972	12,448
Deferred revenue	7,733	1,472
Earn-out payable	7,412	—
Operating lease liabilities	1,281	1,658
Total current liabilities	88,468	47,941
Operating lease liabilities	8,667	3,649
Earn-out liabilities	—	2,975
Other long-term liabilities	22	35
Total liabilities	97,157	54,600
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 205,104,120 and 200,051,689 shares issued and outstanding as of December 31, 2023 and 2022, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of December 31, 2023 and 2022	21	21
Additional paid-in capital	712,307	656,626
Accumulated other comprehensive loss	(124)	(277)
Accumulated deficit	(368,175)	(344,629)
Total stockholders' equity	344,029	311,741
Total liabilities and stockholders' equity	$441,186	$366,341
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of
Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$872,000	$526,916	$271,878
Cost of revenue	157,051	118,194	67,384
Gross profit	714,949	408,722	204,494
Operating expenses:
Marketing	446,435	272,587	135,902
Operations and support	119,857	77,403	47,593
Technology and development	48,227	29,237	22,379
General and administrative	129,883	98,192	113,662
Total operating expenses	744,402	477,419	319,536
Loss from operations	(29,453)	(68,697)	(115,042)
Other income (expense):
Change in fair value of liabilities	(1,075)	70	3,802
Other income, net	8,957	2,918	445
Total other income, net	7,882	2,988	4,247
Loss before income taxes	(21,571)	(65,709)	(110,795)
(Provision) benefit for income taxes	(1,975)	31	3,136
Net loss	(23,546)	(65,678)	(107,659)
Other comprehensive income (loss)	153	(140)	(126)
Total comprehensive loss	$(23,393)	$(65,818)	$(107,785)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.32)	$(0.58)
Weighted average shares outstanding:
Basic and diluted	209,344,712	204,516,120	186,781,537
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Mezzanine Equity and Stockholders' Equity (Deficit)
(In Thousands, Except Share Data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	93,328,118	$249,962	52,967,106	$5	$24,424	$(11)	$(171,292)	$(146,874)
Pre-closing stock repurchase, net of exercise of vested options	(206,511)	(125)	(1,817,519)	—	(21,902)	—	—	(21,902)
Conversion of redeemable convertible preferred stock to common stock	(93,121,607)	(249,837)	93,121,607	9	249,828	—	—	249,837
Repayment of related-party promissory notes associated with vested shares	—	—	—	—	854	—	—	854
Forfeiture of related-party promissory notes	—	—	(370,734)	—	—	—	—	—
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	—	—	1,160	—	—	1,160
Exercise of Class A common stock warrants	—	—	1,867,380	—	21,679	—	—	21,679
Issuance of common stock upon Merger, net of transaction costs of $18.7 million	—	—	24,142,244	2	129,657	—	—	129,659
Issuance of PIPE shares	—	—	7,500,000	1	74,999	—	—	75,000
Warrant expense in connection with Merger	—	—	—	—	154	—	—	154
Issuance of Merger earn-out shares to common stockholders	—	—	14,153,520	1	—	—	—	1
Issuance of common stock for acquisition of businesses	—	—	8,699,815	1	52,613	—	—	52,614
Exercise of vested stock options	—	—	1,382,978	1	1,258	—	—	1,259
Vesting of early exercised stock options, net of cancelations	—	—	(2,812)	—	227	—	—	227
Stock-based compensation	—	—	—	—	67,767	—	—	67,767
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	1,189,786	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(5,998)	—	—	(5,998)
Issuance of common stock upon Class A common stock warrant redemption	—	—	1,958,615	—	16,967	—	—	16,967
Other comprehensive loss	—	—	—	—	—	(126)	—	(126)
Net loss	—	—	—	—	—	—	(107,659)	(107,659)
Balance as of December 31, 2021	—	—	204,791,986	20	613,687	(137)	(278,951)	334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	1,632,111	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(3,901)	—	—	(3,901)
Exercise of vested stock options	—	—	1,611,687	1	2,245	—	—	2,246
Vesting of early exercised stock options	—	—	—	—	197	—	—	197
Issuance of common stock under employee stock purchase plan	—	—	393,528	—	1,178	—	—	1,178
Stock-based compensation	—	—	—	—	43,220	—	—	43,220
Other comprehensive loss	—	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	—	—	(65,678)	(65,678)
Balance as of December 31, 2022	—	—	208,429,312	21	656,626	(277)	(344,629)	311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	—	—	3,472,456	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	—	—	(14,096)	—	—	(14,096)
Exercise of vested stock options	—	—	1,222,548	—	2,322	—	—	2,322
Issuance of common stock under employee stock purchase plan	—	—	594,885	—	2,298	—	—	2,298
Repurchases and retirement of common stock	—	—	(237,458)	—	(1,999)	—	—	(1,999)
Stock-based compensation	—	—	—	—	67,156	—	—	67,156
Other comprehensive income	—	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	—	(23,546)	(23,546)
Balance as of December 31, 2023	—	$—	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(23,546)	$(65,678)	$(107,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,515	7,474	4,075
Stock-based compensation	66,080	42,817	67,211
Change in fair value of liabilities	1,075	(70)	(3,802)
Warrant expense in connection with Merger	—	—	154
Amortization of debt issuance costs	—	—	144
Net (accretion) amortization on securities	(5,686)	146	2,166
Benefit for deferred taxes	(13)	(594)	(3,388)
Impairment of long-lived assets	429	1,127	—
Non-cash operating lease cost	1,922	1,605	1,510
Non-cash acquisition-related costs	2,691	837	1,182
Non-cash other	195	—	540
Changes in operating assets and liabilities:
Inventory	(902)	(8,004)	(9,628)
Prepaid expenses and other current assets	(6,395)	(6,335)	3,200
Other long-term assets	(58)	17	(58)
Accounts payable	7,324	12,723	9,853
Accrued liabilities	16,524	909	197
Deferred revenue	6,261	(1,716)	1,412
Operating lease liabilities	(1,933)	(1,605)	(1,521)
Earn-out payable	—	(10,184)	—
Net cash provided by (used in) operating activities	73,483	(26,531)	(34,412)
Investing activities
Purchases of investments	(157,239)	(187,700)	(266,633)
Maturities of investments	170,051	194,259	158,375
Proceeds from sales of investments	1,574	35,846	3,465
Investment in website and mobile application development and internal-use software	(9,272)	(4,533)	(4,175)
Purchases of property, equipment, and intangible assets	(17,220)	(2,714)	(832)
Deferred consideration paid for acquisitions	—	(459)	—
Acquisition of businesses, net of cash acquired	—	—	(46,468)
Net cash (used in) provided by investing activities	(12,106)	34,699	(156,268)
Financing activities
Pre-closing stock repurchase	—	—	(22,027)
Proceeds from issuance of common stock upon Merger	—	—	197,686
Proceeds from PIPE	—	—	75,000
Payments for transaction costs related to securities issuances	—	—	(12,851)
Proceeds from repayment of promissory notes associated with vested and unvested shares	—	—	1,193
Proceeds from exercise of Class A common stock warrants, net of redemption payments	—	—	787
Proceeds from exercise of vested and unvested stock options, net of repurchases and cancelations	2,322	2,246	1,253
Payments for taxes related to net share settlement of equity awards	(14,096)	(3,901)	(5,998)
Payments for earn-out consideration for acquisitions	—	(32,650)	—
Proceeds from employee stock purchase plan	2,298	1,178	—
Repurchases of common stock	(1,999)	—	—
Net cash (used in) provided by financing activities	(11,475)	(33,127)	235,043
Foreign currency effect on cash and cash equivalents	(11)	(53)	(73)
Increase (decrease) in cash, cash equivalents, and restricted cash	49,891	(25,012)	44,290
Cash, cash equivalents, and restricted cash at beginning of period	47,628	72,640	28,350
Cash, cash equivalents, and restricted cash at end of period	$97,519	$47,628	$72,640
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$96,663	$46,772	$71,784
Restricted cash	856	856	856
Total cash, cash equivalents, and restricted cash	$97,519	$47,628	$72,640
Supplemental disclosures of cash flow information
Cash paid for taxes	$1,109	$636	$338
Non-cash investing and financing activities
Recapitalization of redeemable convertible preferred stock from pre-closing stock repurchase	—	—	125
Conversion of redeemable convertible preferred stock to common stock	—	—	249,837
Assumption of Merger warrants liability	—	—	51,814
Redemption/exercise of Class A common stock warrants	—	—	37,834
Conversion of Series D preferred stock warrants to Class A common warrants	—	—	1,160
Purchase of property and equipment included in accounts payable	3,383	—	—
Right-of-use asset obtained in exchange for lease liability	6,270	1,206	—
Vesting of early exercised stock options, net of cancelations	—	197	227
Common stock issued, contingent consideration, and liabilities assumed in acquisition of businesses	—	—	99,958

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Consolidated Financial Statements

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, and cloud-enabled pharmacy fulfillment. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

For the years ended December 31, 2023, 2022, and 2021, the Company had operations primarily in the United States, with insignificant operations in the United Kingdom.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website and mobile application development and internal-use software costs, and judgments relating to impairment triggering events for long-lived assets. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

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

The prescription products ordered on the Company’s e-commerce online platform are primarily fulfilled by the Affiliated and Partner Pharmacies (as defined below). If any of the pharmacies were to stop fulfilling orders, it could significantly slow prescription product sales until fulfillment volume is redistributed to other operating pharmacies. The Company maintains agreements with these pharmacies and is continuing to invest in expanding affiliated pharmacy fulfillment capabilities to mitigate any such risk.

As of December 31, 2023, four wholesale customers individually represented more than 10% of accounts receivable. As of December 31, 2022, two wholesale customers represented more than 10% of accounts receivable. For the years ended December 31, 2023, 2022, and 2021, no single customer represented more than 10% of revenue. In addition, revenue related to sales in foreign countries was less than 10% of revenue for each of those years.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are presented as foreign currency translation adjustments, a component of other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss.

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

Other-Than-Temporary Impairment and Credit Losses

The Company adopted ASC Topic 326 for the year ended December 31, 2021, and considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities for the years ended December 31, 2023, 2022, or 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses for its available-for-sale securities was unnecessary as of December 31, 2023 and 2022 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the

Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no realized gain or loss on available-for-sale securities in the periods presented.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of balances related to prepayments or vendor deposits for insurance, marketing, software, inventory and other operating costs, and trade and other accounts receivables. Prepaid expenses are recorded when payment has been made in advance for goods and services. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts is the Company's best estimate of the amount of expected credit losses on its accounts receivable. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and 2022, gross accounts receivable was $6.7 million and $3.9 million, respectively. There were immaterial write-offs of accounts receivable for the year ended December 31, 2023 and no write-offs of accounts receivable for the years ended December 31, 2022 or 2021. As of December 31, 2023 and 2022, the Company had no allowances for doubtful accounts.

The Company does not have any off-balance sheet credit exposure related to its customers.

Property, Equipment, and Software, Net

Property, equipment, and software consist of purchased and internal-use software and website development, facility equipment and other tangible property, leasehold improvements, and assets not placed in service. Property, equipment, and software are depreciated or amortized using the straight-line method over the estimated useful lives ranging from two to seven years, with leasehold improvements depreciated over the shorter of their useful life or the related lease term. Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized.

Capitalizable website and mobile application development and internal-use software costs are recorded at cost, less amortization. The costs incurred during the website application and infrastructure stages as well as costs incurred during the graphics and content development stages are capitalized; all other costs are expensed as incurred. In addition, the Company incurs costs to develop software for internal use. The costs incurred during the application development phase are capitalized until the project is completed and the asset is ready for intended use. All costs that relate to the preliminary project and post-implementation operation phases of development are expensed as incurred.

The following table summarizes the estimated amortization of website development and internal-use software costs subsequent to December 31, 2023 (in thousands):

2024	$6,461
2025	5,058
2026	2,568
Total	$14,087

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $110.9 million was acquired during 2021 and no goodwill impairment was recorded for the years ended December 31, 2023, 2022, and 2021.

Intangible Assets, Net

Intangible assets, net primarily includes trade name, customer relationships, and developed technology. The Company amortizes such definite-lived intangible assets on a straight-line basis over the assets’ estimated useful lives of one to ten years, within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

Long-lived assets include property and equipment, website and mobile application development and internal-use software, and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. The Company recognized $0.4 million and $1.1 million of impairment charges on long-lived assets during the years ended December 31, 2023 and 2022 in general and administrative expenses on the consolidated statements of operations and comprehensive loss. There were no impairment charges on long-lived assets during the year ended December 31, 2021.

Operating Leases

The Company determines if an arrangement contains a lease at inception based on whether there is identified property, plant, or equipment and whether the Company controls the use of the identified asset throughout the period of use. The Company leases facilities for fulfillment and corporate purposes under non-cancelable operating leases with expiration dates between fiscal years 2025 and 2027.

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

The Company’s operating lease ROU assets are measured based on the corresponding operating lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset.

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

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services and post-consultation service support provided by Affiliated Medical Groups (defined below). Additionally, the Company offers a range of health and wellness products through wholesale partners.

Revenue consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Online Revenue	$842,381	$502,507	$259,170
Wholesale Revenue	29,619	24,409	12,708
Total revenue	$872,000	$526,916	$271,878

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

The Company’s contracts that contain prescription products issued as the result of a consultation primarily include the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. The Company’s contracts for prescription refills and contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier or customer warehouse. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the years ended December 31, 2023, 2022, and 2021, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers for contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 12 – Variable Interest Entities. The Company accounts for service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment in accordance with contract terms, with the exception of prepaid offerings for which payment is collected upfront with subsequent shipments typically occurring quarterly. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the consolidated balance sheets since the associated revenue will be primarily recognized within the following month, with the exception of post-consultation service support and prepaid offerings which are recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms.

Cost of Revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs, packaging materials, shipping costs, and labor costs directly related to revenue generating activities. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software are considered to be operating expenses and are excluded from cost of revenue.

Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, restricted stock units (“RSUs”), and performance RSUs (“PRSUs”) are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton (“BSM”) option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company’s CEO with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the vesting term of four years for options, warrants, and RSUs that do not have performance or market conditions. Stock options and RSUs with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. The Company accounts for forfeitures as they occur.

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

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. The Company contributes 50% of eligible employee’s elective deferrals up to an annual maximum of three thousand dollars per employee. The Company recognized matching contributions cost of $2.0 million, $1.2 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising

For the years ended December 31, 2023, 2022, and 2021, advertising costs for customer acquisition and content production were $390.3 million, $235.6 million, and $103.5 million, respectively. Customer acquisition expenses are charged to expense as incurred and recorded within marketing expense on the consolidated statements of operations and comprehensive loss. The Company defers production costs associated with advertising campaigns until the date of first showing.

Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is impacted by foreign currency translation and available-for-sale investment fair value adjustments. The impact of foreign currency translation is affected by the translation of assets and liabilities of the Company’s United Kingdom foreign subsidiary, which is denominated in pounds sterling. The primary assets and liabilities affecting the adjustments are cash and cash equivalents, facility equipment, other assets, accounts payable and accrued liabilities, and long-term liabilities. The impact of available-for-sale securities is primarily affected by unrecognized gains and losses related to fluctuations in the fair market value of the securities.

Liquidity

To date, the Company has financed its operations principally from the sale of its equity, revenue from the Hims & Hers platform, and the incurrence of indebtedness. The Company has historically incurred negative cash flows from operating activities and significant losses from operations. While the Company had positive cash flows from operating activities for the year ended December 31, 2023, the Company may incur operating losses in the future due to continued investments into its business.

During the year ended December 31, 2023, the Company incurred a net loss of $23.5 million and had positive cash flows from operating activities of $73.5 million. As of December 31, 2023, the Company had an accumulated deficit of $368.2 million, cash and cash equivalents of $96.7 million, and short-term investments of $124.3 million.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this Update expand income tax disclosure requirements, primarily through enhanced disclosures related to income taxes paid and the rate reconciliation. ASU 2023-09 is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis and retrospective application is permitted. The Company is evaluating the method of adoption and the impact of this guidance on its consolidated financial statements and related disclosures.

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

The purchase price for accounting purposes excludes stock and cash consideration to be paid by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 15 – Stockholders’ Equity for additional details. The Company also incurred acquisition costs of $1.9 million directly related to the acquisition, as well as post-acquisition employment expense of $0.7 million, which were recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

The pro forma financial information, assuming the acquisition had taken place on January 1, 2021, as well as the revenue and earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

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

The purchase price for accounting purposes excludes stock consideration issued by the Company that is subject to vesting, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 15 – Stockholders’ Equity for additional details. The Company also incurred acquisition costs of $5.0 million directly related to the acquisition, as well as post-acquisition employment expense of $0.5 million, which were recorded within selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

From the acquisition date through December 31, 2021, the Company recognized revenue related to Apostrophe of approximately $11 million. Incremental pro forma revenue attributed to Apostrophe, assuming the acquisition had occurred as of January 1, 2021, would have been approximately $21 million for the year ended December 31, 2021. The pro forma revenue is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2021. Pro forma earnings of Apostrophe, assuming the acquisition had occurred as of January 1, 2021, as well as earnings generated during the period after the acquisition date, were not material for separate disclosure and, accordingly, have not been presented.

5. Investments

Short-term investments as of December 31, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$63,809	$24	$—	$63,833
Corporate bonds	39,152	18	(1)	39,169
Government and government agency	20,624	—	(14)	20,610
Asset-backed bonds	705	1	—	706
Total short-term investments	$124,290	$43	$(15)	$124,318

Short-term investments as of December 31, 2022, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$99,672	$—	$(106)	$99,566
Government and government agency	33,317	17	(47)	33,287
Total short-term investments	$132,989	$17	$(153)	$132,853

6. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2023	2022
Finished goods	$15,221	$16,477
Raw materials	7,243	5,085
Total inventory	$22,464	$21,562

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Wholesale trade receivables	$5,705	$3,231
Prepaid expenses	10,665	10,392
Other current assets	5,238	1,785
Total prepaid expenses and other current assets	$21,608	$15,408

8. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	December 31,
	2023	2022
Purchased and internal-use software and website development	$22,970	$12,055
Facility equipment and other tangible property	8,254	3,598
Leasehold improvements	2,256	155
Assets not placed in service	14,907	1,632
Total property, equipment, and software	48,387	17,440
Less: accumulated depreciation and amortization	(12,244)	(6,241)
Total property, equipment, and software, net	$36,143	$11,199

Depreciation and amortization expense for property, equipment, and software was $6.0 million, $3.4 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Impairment expense for property, equipment, and software was $0.4 million for each of the years ended December 31, 2023 and 2022. There was no impairment expense for the year ended December 31, 2021.

9. Intangible Assets, Net

Intangible assets, net as of December 31, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(6,880)	$17,290	7.4
Other	4,803	(3,519)	1,284	5.7
Intangible assets, net	$28,973	$(10,399)	$18,574	7.3

Intangible assets, net as of December 31, 2022 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(4,504)	$19,666	8.4
Other	4,581	(2,406)	2,175	4.7
Intangible assets, net	$28,751	$(6,910)	$21,841	8.0

Amortization expense for intangible assets was $3.5 million, $4.1 million, and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. Impairment expense for intangible assets was $0.7 million for the year ended December 31, 2022. There was no impairment expense for the years ended December 31, 2023 and 2021.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to December 31, 2023 is as follows (in thousands):

2024	$2,800
2025	2,611
2026	2,472
2027	2,353
2028 and thereafter	8,338
$18,574

10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Marketing	$12,331	$4,990
Payroll	7,888	4,999
Professional services	5,341	643
Tax	2,009	963
Product and shipping	562	263
Other accruals	841	590
Total accrued liabilities	$28,972	$12,448

11. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2025 and 2027. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise. During the year ended December 31, 2023, a reassessment due to significant leasehold improvements to the Company’s leased facilities resulted in the remeasurement of the lease liability and an adjustment of $5.7 million to the carrying amount of the corresponding ROU asset.

For the years ended December 31, 2023, 2022, and 2021, the Company recorded operating lease costs of $2.4 million, $1.9 million, and $1.8 million, respectively, including variable operating lease costs of $0.4 million for the year ended December 31, 2023 and $0.3 million for each of the years ended December 31, 2022 and 2021.

For the years ended December 31, 2023, 2022 and 2021, operating cash flows used for operating leases were $1.9 million, $1.6 million, and $1.5 million, respectively. As of December 31, 2023, the weighted average remaining lease term and weighted average discount rate were 6.2 years and 8.9%, respectively.

Future minimum lease payments under the Company's non-cancelable operating lease with an initial lease term in excess of one year subsequent to December 31, 2023 are as follows (in thousands):

2024	$2,114
2025	2,207
2026	2,219
2027	1,955
2028	1,696
2029 and thereafter	2,827
Gross lease payments	13,018
Less: imputed interest	(3,070)
Present value of net future minimum lease payments	$9,948

12. Variable Interest Entities

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

As of December 31, 2023 and 2022, the Company’s consolidated balance sheets included current assets of $24.1 million and $7.5 million, respectively, and total assets of $24.1 million and $7.7 million, respectively, for the VIEs. As of December 31, 2023 and 2022, current and total liabilities were $6.0 million and $3.7 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the years ended December 31, 2023, 2022, and 2021, the VIEs charged the Company $96.3 million, $64.2 million, and $23.6 million, respectively, for services rendered. For the years ended December 31, 2023, 2022, and 2021 operations of the VIEs generated net income of $3.3 million and $9.1 million, and a net loss of $3.3 million, respectively, inclusive of administrative expenses.

13. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of December 31, 2023, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$42,492	$—	$—	$42,492
Short-term investments:
U.S. Treasury bills	63,833	—	—	63,833
Corporate bonds	—	39,169	—	39,169
Government and government agency	—	20,610	—	20,610
Asset-backed bonds	—	706	—	706
Restricted cash:
Money market funds	856	—	—	856
Total assets	$107,181	$60,485	$—	$167,666

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2023 and 2022, due to their short-term nature. All other financial instruments, except for earn-out liability, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the years ended December 31, 2023, 2022, and 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

As of December 31, 2022, the earn-out liability, which was solely related to the acquisition of HHL, was classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue targets. At inception, the fair value of the earn-out liability associated with the HHL acquisition was determined based on revenue projections and probability of achievement of revenue targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

HHL
Revenue risk-adjusted discount rate	9.1%
Revenue volatility	50.0%
Counterparty discount rate	5.0%

As of December 31, 2023, all contingencies related to the HHL earn-out liability were resolved and the final earn-out payout was determined based on actual revenue from the acquisition date through December 31, 2023. Therefore, the HHL earn-out liability was removed from the fair value hierarchy and reclassified to earn-out payable.

The fair value of the earn-out liability was remeasured at each reporting period. This change in fair value was related to contingent consideration and compensation costs (see Note 15 – Stockholders’ Equity) and was recognized in other income (expense) and general and administrative expenses, respectively, on the consolidated statements of operations and comprehensive loss. The change in the fair value of earn-out liabilities is as follows (in thousands):

Balance at December 31, 2021	$1,999
Change in fair value due to revaluation and service-based vesting	976
Balance at December 31, 2022	2,975
Change in fair value due to revaluation and service-based vesting	4,437
Reclassification to earn-out payable	(7,412)
Balance at December 31, 2023	$—

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of December 31, 2023, purchase obligations were $7.3 million, with $4.8 million payable in 2024, $2.4 million payable in 2025, and $0.1 million payable in 2026.

Lease Commitments

Refer to Note 11 – Operating Leases for discussion of the Company’s future lease commitments.

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

Share Repurchase Program

On October 26, 2023, the Board of Directors authorized and approved a share repurchase program pursuant to which the Company may repurchase up to $50.0 million of the Company’s Class A common stock. The program expires on November 8, 2025. The Company intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans. This repurchase program may be suspended or discontinued at any time.

During the year ended December 31, 2023, the Company repurchased and retired 237,458 shares of Class A common stock under the program for $2.0 million. As of December 31, 2023, $48.0 million remains available under the program.

RSU Releases

During the years ended December 31, 2023, 2022, and 2021, the Company released 5,201,501, 2,333,695, and 1,810,545 gross shares of Class A common stock, respectively, upon vesting of RSUs. In connection with the releases, 1,729,045, 701,584, and 620,759 shares of Class A common stock, respectively, were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, in connection with the Merger, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. As of December 31, 2022, there were 33,101,677 and 10,963,031 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the year ended December 31, 2023, 89,810 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2023, 10,421,465 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of December 31, 2023, there were 43,612,952 shares of Class A common stock reserved and 12,577,863 shares of Class A common stock available for issuance under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2022, there were 6,047,919 and 5,654,391 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2023. Therefore, as of December 31, 2023, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the years ended December 31, 2023 and 2022, respectively, the Company issued 594,885 and 393,528 shares of Class A common stock under the ESPP. No shares were issued under the ESPP during the year ended December 31, 2021. As of December 31, 2023, there were 5,059,506 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of December 31, 2023, $0.5 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending May 2024.

As of December 31, 2023, there was $2.0 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.43 years.

Stock Options

Options for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to current employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of December 31, 2023, 313,257 of these stock options have been exercised at a weighted average exercise price of $2.43. As of December 31, 2023, there was $0.4 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 0.29 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of December 31, 2023, no shares have vested and there was $1.1 million of remaining compensation expense to be recognized over a period of 2.15 years.

The grant date fair value of the Company’s stock options granted (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	6.02	6.02	5.94
Expected volatility	49.9%	48.0%	58.6%
Risk-free interest rate	4.2%	2.0%	0.9%
Expected dividend yield	—%	—%	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	14,450	$4.68	7.98	$35,771
Granted	603	11.53
Exercised	(912)	1.74
Forfeited and expired	(357)	6.50
Outstanding at December 31, 2023	13,784	5.14	7.14	57,972
Exercisable as of December 31, 2023	9,688	4.55	6.68	45,759

The weighted average grant date fair value of options granted for the years ended December 31, 2023, 2022, and 2021 was $6.09, $2.44, and $6.51 per share, respectively, and the intrinsic value of vested options exercised was $6.2 million, $6.3 million, and $12.6 million, respectively.

As of December 31, 2023, there was $15.3 million of unrecognized stock-based compensation related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 2.04 years.

The options outstanding and exercisable as of December 31, 2023 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	1,422	4.23	1,422	4.23
1.55 – 1.75	760	5.37	760	5.37
2.43 – 3.11	2,751	6.43	2,751	6.43
5.01 – 6.82	5,913	8.18	2,690	8.18
8.13 – 11.53	2,127	7.68	1,499	7.20
12.21 – 15.17	811	7.32	566	7.31
	13,784		9,688

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	11,601	$6.40
Granted	10,198	9.64
Vested	(5,202)	7.54
Forfeited and expired	(2,114)	7.40
Unvested at December 31, 2023	14,483	$8.08

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of December 31, 2023. In addition, the Company granted 45,297 RSUs in 2020 and 4,431 earn-out RSUs and 88 Parent Warrant RSUs in January 2021 to a non-executive officer that vest upon meeting certain revenue targets from the sale of specific products, all of which have vested as of December 31, 2023. These grants are also included in the above activity.

As of December 31, 2023, $103.8 million of unrecognized stock-based compensation related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 2.91 years.

Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of PRSUs to certain executive officers. As of December 31, 2023, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain performance metrics related to the 2025 fiscal year.

The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis. As of December 31, 2023, there was unrecognized stock-based compensation expense related to unvested PRSUs of $11.5 million, which is expected to be recognized over a weighted average period of 2.21 years.

Warrants

As of December 31, 2023, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $3.3 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 shares of Class A common stock. As of December 31, 2023, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of December 31, 2023, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a historical debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and an aggregate intrinsic value of $0.2 million. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability is expected to be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2023, 2022, and 2021. The expense is being recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2023, there was unrecognized stock-based compensation expense of $2 million, which will be recognized over a weighted average period of 1.45 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of Apostrophe. Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2023, 2022, and 2021. The expense is being recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2023, there was unrecognized stock-based compensation expense of $3.7 million, which will be recognized over a weighted average period of 0.50 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Marketing	$5,477	$4,648	$9,664
Operations and support	6,815	2,684	2,735
Technology and development	7,126	4,327	4,481
General and administrative	46,662	31,158	50,331
Total stock-based compensation expense	$66,080	$42,817	$67,211

The Company capitalized $1.7 million, $0.6 million, and $0.7 million of stock-based compensation, as internal-use software for the years ended December 31, 2023, 2022, and 2021 , respectively.

16. Related-Party Transactions

For the years ended December 31, 2023, 2022, and 2021, the Company recorded a total of $4.6 million, $3.6 million, and $3.5 million, respectively, within operating expenses on the consolidated statements of operations and comprehensive loss for payments made to Terminal, Inc., a related party company that provides professional services to the Company, primarily to support engineering and operations functions.

In addition, for the years ended December 31, 2023, 2022, and 2021, the Company recorded $2.1 million, $1.0 million, and $0.7 million, respectively, within operating expenses on the consolidated statements of operations and comprehensive loss for payments made to Vouched, a related-party company that provides identity verification services.

17. Basic and Diluted Net Loss per Share

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the years ended December 31, 2023, 2022, and 2021. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average shares of common stock outstanding during periods with undistributed losses.

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023		2022		2021
	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net loss attributable to common stockholders	$(22,604)	$(942)	$(62,988)	$(2,690)	$(103,082)	$(4,577)
Denominator:
Weighted average shares outstanding, basic and diluted	200,967,089	8,377,623	196,138,497	8,377,623	178,840,009	7,941,528
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.32)	$(0.32)	$(0.58)	$(0.58)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the years ended December 31, 2023, 2022, and 2021, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Stock options	21,278,043	20,470,391	16,345,661
RSUs	15,220,986	8,778,890	4,081,026
Common stock issued subject to vesting	1,090,181	2,027,852	1,419,613
PRSUs	928,642	—	—
Warrants to purchase Class A common stock	561,058	561,058	4,778,003
Common stock issuable under the ESPP	404,648	603,603	136,538
Common stock issued for early exercise of stock options	—	70,257	196,431
Redeemable convertible preferred stock	—	—	4,858,176
Common stock issued for exercise of stock options subject to nonrecourse promissory notes	—	—	874,312

18. Income Tax

For financial reporting purposes, loss before income taxes includes the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(16,749)	$(62,539)	$(109,393)
Foreign	(4,822)	(3,170)	(1,402)
Loss before income taxes	$(21,571)	$(65,709)	$(110,795)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$532	$—	$—
State	1,456	563	252
Total current provision	1,988	563	252
Deferred:
Federal	12	(339)	(2,280)
State	(25)	(110)	(966)
Foreign	—	(145)	(142)
Total deferred benefit	(13)	(594)	(3,388)
Total provision (benefit) for income taxes	$1,975	$(31)	$(3,136)

The provision (benefit) for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 21% to pretax loss as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax benefit at federal statutory rate	$(4,530)	$(13,799)	$(23,267)
State taxes, net of federal benefits	1,636	(609)	(3,498)
Transaction costs	—	(731)	369
Stock-based compensation	1,747	3,897	2,018
Warrants and earn-outs	226	(15)	(1,710)
Non-deductible officers' compensation	6,386	2,881	8,352
Change in valuation allowance	1,330	7,794	15,971
Research and development credits	(5,398)	—	—
Non-deductible expenses	714	613	—
Other, net	(136)	(62)	(1,371)
Total	$1,975	$(31)	$(3,136)

The components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$53,309	$67,214
Research and other credits	3,779	—
Capitalized research and development	15,106	—
Accrued expenses and reserves	2,164	1,952
Stock-based compensation	3,572	4,079
Inventory	1,890	2,338
Other intangible assets	350	487
Deferred revenue	124	17
Operating lease liabilities	2,615	1,382
Other deferred tax assets	87	553
Total gross deferred tax assets	82,996	78,022
Less valuation allowance	(70,506)	(69,357)
Total deferred tax assets	12,490	8,665
Deferred tax liabilities:
Other intangible assets	(4,777)	(5,623)
Fixed assets	(1,532)	(1,722)
Prepaid expenses	(1,825)	—
Operating lease right-of-use assets	(2,519)	(1,285)
Other deferred tax liabilities	(1,859)	(70)
Total deferred tax liabilities	(12,512)	(8,700)
Net deferred tax liabilities	$(22)	$(35)

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the Company's history of losses, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2023 and 2022. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets. The Company intends to continue maintaining a full valuation allowance on all deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, the Company believes that, within a few years, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is actually able to achieve. Additionally, income tax credit estimates could change in the near future due to changes in economic circumstances resulting in the pursuit of additional credits that currently would not be economically beneficial to pursue. The net deferred tax liability is primarily the result of acquired intangible assets for which there is no tax basis. The valuation allowance increased by $1.1 million and $8.0 million during the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company has $186.1 million, $154.8 million, and $10.8 million in federal, state, and foreign loss carryforwards (not tax effected), respectively, of which $186.1 million, $17.5 million, and $10.8 million in federal, state, and foreign loss carryforwards do not expire. The remaining state loss carryforwards begin to expire in 2024. As of December 31, 2023, the Company had $6.1 million of federal tax credit carryforwards, prior to the netting of uncertain tax positions, that will begin to expire in 2041.

Internal Revenue Code Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and

383. Therefore, certain of the Company’s carryforward tax attributes may be subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2017, 2018, and 2019, the Company triggered “ownership change(s)” as defined in Section 382 and related provisions. Some of the Company’s net operating losses are limited by these ownership changes but the annual limitation does not have a significant impact on the consolidated financial statements. Subsequent ownership changes may subject the Company to annual limitations of its net operating losses. Such annual limitations could result in the expiration of the net operating loss and credit carryforwards before utilization. A full valuation allowance exists on the net operating loss carryforward.

The Company did not have any unrecognized tax benefits during the years ended December 31, 2022 and 2021. Changes in unrecognized tax benefits for the year ended December 31, 2023, excluding interest and penalties, were as follows (in thousands):

Balance at December 31, 2022	$—
Increases in balances related to prior year tax positions	1,357
Increases in balances related to current year tax positions	956
Balance at December 31, 2023	$2,313

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to its unrecognized tax benefits over the next 12 months. Any adjustments to the Company’s uncertain tax positions would result in an adjustment to its deferred tax asset carryforwards and valuation allowance rather than resulting in an impact to the effective tax rate. During the years ended December 31, 2023, 2022, and 2021, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files income tax returns in the United States, United Kingdom, and various state and local jurisdictions. Due to the net operating loss carryforward, the statute of limitations is open for 2017 and forward for all jurisdictions, none of which are currently under examination by any tax authorities.

19. Subsequent Events

In February 2024, the Company entered into a 28-month non-cancelable lease for 29,467 square feet of office, warehouse, and pharmacy space in Gilbert, Arizona. The lease will commence when lessor construction on the space is substantially complete. Total minimum lease payments are $1.0 million, net of rent abatement for an initial two-month period and with an escalation of 4% at the end of the first year. The Company has the option to extend the lease term for a period of one year.

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

As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Melissa Baird, Chief Operating Officer	Adoption	11/21/2023	3/5/2024 - 9/5/2024	Y	370,125
Andrew Dudum, Chief Executive Officer	Adoption	11/29/2023	3/1/2024 - 11/29/2024	Y	3,000,000

Lynne Chou O’Keefe, Director	Adoption	12/12/2023	6/17/2024 - 12/17/2024	Y	49,843
Michael Chi, Chief Marketing Officer	Adoption	12/07/2023	3/7/2024 - 9/18/2024	Y	939,288
Michael Chi, Chief Marketing Officer	Termination(2)	12/15/2023	3/7/2024 - 9/18/2024	Y	939,288
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)The insider’s trading arrangement was entered into in error and promptly terminated. No securities were purchased or sold under the trading arrangement.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (the “2024 Proxy Statement”) and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement and is incorporated herein by reference.

Our Board has adopted a Code of Conduct. The Code of Conduct applies to all of our employees, officers, and directors, as well as all of our contractors, consultants, suppliers, and agents in connection with their work for us. The full text of our Code of Conduct is posted on the investor relations page of our website at https://investors.hims.com/governance. We intend to disclose future amendments to, or waivers of, our Code of Conduct, as and to the extent required by SEC regulations, at the same location on our website identified above or in public filings.

Item 11. Executive Compensation

The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

The information required by this item will be set forth in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

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

4.2	Description of registered securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38986), filed with the SEC on February 27, 2023).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.2
Amended and Restated Investors’ Rights Agreement, dated as of September 30, 2020, by and among Hims & Hers Health, Inc. and the Hims Stockholders party thereto (incorporated by reference to Exhibit 10.4 to Oaktree Acquisition Corp.’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on October 1, 2020).

10.3+
Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-38986), filed with the SEC on February 27, 2023).

10.4+
Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.6+
Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38986), filed with the SEC on February 27, 2023).

10.7+
Employment Agreement, dated as of December 21, 2020, by and between Hims, Inc. and Andrew Dudum (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

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

10.10
Share Exchange Agreement dated as of January 20, 2021, by and among Hims, Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current report on Form 8-K (File No. 001-38986), filed with the SEC on January 26, 2021).

10.11+
Hims, Inc. 2017 Stock Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (File No. 0001-38986), filed with the SEC on January 26, 2021).

10.12+
Hims & Hers Health, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 0001-38986, filed with the SEC on August 11, 2021).

10.13†
Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc., dated January 27, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2021 (File No. 001-38986), filed with the SEC on August 11, 2021).

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K (File No. 001-38986) filed with the SEC on February 27, 2023).

23	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney (included on signature page of this Annual Report)*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97	Policy Relating to Recovery of Erroneously Awarded Compensation*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
February 26, 2024

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

Name	Position	Date

/s/ Andrew Dudum	Chief Executive Officer and Director	February 26, 2024
Andrew Dudum	(Principal Executive Officer)

/s/ Oluyemi Okupe	Chief Financial Officer	February 26, 2024
Oluyemi Okupe	(Principal Financial Officer)

/s/ Irene Becklund	Senior Vice President, Controller	February 26, 2024
Irene Becklund	(Principal Accounting Officer)

/s/ Alex Bard	Director	February 26, 2024
Alex Bard

/s/ Ambar Bhattacharyya	Director	February 26, 2024
Ambar Bhattacharyya

/s/ Patrick H. Carroll, M.D.	Chief Medical Officer and Director	February 26, 2024
Patrick H. Carroll, M.D.

/s/ Toby Cosgrove, M.D.	Director	February 26, 2024
Toby Cosgrove, M.D.

/s/ Lynne Chou O’Keefe	Director	February 26, 2024
Lynne Chou O’Keefe

/s/ Christiane Pendarvis	Director	February 26, 2024
Christiane Pendarvis

/s/ Andrea Perez	Director	February 26, 2024
Andrea Perez

/s/ David Wells	Director	February 26, 2024
David Wells