Form 10-Q
period 2024-03-31
Hims & Hers Health, Inc.
filed 2024-05-06
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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
Yes ☐ No ☒

As of May 3, 2024, 206,408,463 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our categories, our ability to innovate on and expand the scope of our offerings and experiences, our ability to reinvest into the customer experience, and our ability to comply with the extensive, complex, and evolving regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,237	$96,663
Short-term investments	98,355	124,318
Inventory	29,826	22,464
Prepaid expenses and other current assets	28,316	21,608
Total current assets	261,734	265,053
Restricted cash	856	856
Goodwill	110,881	110,881
Property, equipment, and software, net	45,212	36,143
Intangible assets, net	17,863	18,574
Operating lease right-of-use assets	11,422	9,588
Other long-term assets	138	91
Total assets	$448,106	$441,186
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$43,919	$43,070
Accrued liabilities	26,714	28,972
Deferred revenue	13,735	7,733
Earn-out payable	7,412	7,412
Operating lease liabilities	1,544	1,281
Total current liabilities	93,324	88,468
Operating lease liabilities	10,279	8,667
Other long-term liabilities	21	22
Total liabilities	103,624	97,157
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 206,033,630 and 205,104,120 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of March 31, 2024 and December 31, 2023	21	21
Additional paid-in capital	701,670	712,307
Accumulated other comprehensive loss	(162)	(124)
Accumulated deficit	(357,047)	(368,175)
Total stockholders' equity	344,482	344,029
Total liabilities and stockholders' equity	$448,106	$441,186
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2024	2023
Revenue	$278,171	$190,770
Cost of revenue	49,076	37,345
Gross profit	229,095	153,425
Operating expenses:
Marketing	130,553	97,245
Operations and support	38,747	26,182
Technology and development	15,324	10,748
General and administrative	34,568	30,513
Total operating expenses	219,192	164,688
Income (loss) from operations	9,903	(11,263)
Other income (expense):
Change in fair value of liabilities	—	(295)
Other income, net	2,500	1,877
Total other income, net	2,500	1,582
Income (loss) before income taxes	12,403	(9,681)
Provision for income taxes	(1,275)	(386)
Net income (loss)	11,128	(10,067)
Other comprehensive (loss) income	(38)	166
Total comprehensive income (loss)	$11,090	$(9,901)
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)
Weighted average shares outstanding:
Basic	213,452,092	207,140,298
Diluted	229,364,585	207,140,298
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	925,243	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(7,314)	—	—	(7,314)
Exercise of vested stock options	2,027,347	—	5,070	—	—	5,070
Repurchases and retirement of common stock	(2,023,080)	—	(28,064)	—	—	(28,064)
Stock-based compensation	—	—	19,671	—	—	19,671
Other comprehensive loss	—	—	—	(38)	—	(38)
Net income	—	—	—	—	11,128	11,128
Balance as of March 31, 2024	214,411,253	$21	$701,670	$(162)	$(357,047)	$344,482

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	751,486	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,657)	—	—	(3,657)
Exercise of vested stock options	131,246	—	245	—	—	245
Stock-based compensation	—	—	14,317	—	—	14,317
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(10,067)	(10,067)
Balance as of March 31, 2023	209,312,044	$21	$667,531	$(111)	$(354,696)	$312,745
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income (loss)	$11,128	$(10,067)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,001	2,117
Stock-based compensation	19,032	14,167
Change in fair value of liabilities	—	295
Net accretion on securities	(1,077)	(1,041)
Impairment of long-lived assets	75	429
Non-cash operating lease cost	574	448
Non-cash acquisition-related costs	—	566
Non-cash other	408	124
Changes in operating assets and liabilities:
Inventory	(7,362)	865
Prepaid expenses and other current assets	(6,708)	(4,984)
Other long-term assets	(47)	5
Accounts payable	3,602	3,955
Accrued liabilities	(2,258)	1,673
Deferred revenue	6,002	1,394
Operating lease liabilities	(532)	(463)
Net cash provided by operating activities	25,838	9,483
Investing activities
Purchases of investments	(70,700)	(40,687)
Maturities of investments	97,700	39,084
Investment in website development and internal-use software	(3,377)	(1,875)
Purchases of property, equipment, and intangible assets	(10,581)	(635)
Net cash provided by (used in) investing activities	13,042	(4,113)
Financing activities
Proceeds from exercise of vested stock options	5,070	245
Payments for taxes related to net share settlement of equity awards	(7,314)	(3,657)
Repurchases of common stock	(28,064)	—
Net cash used in financing activities	(30,308)	(3,412)
Foreign currency effect on cash and cash equivalents	2	15
Increase in cash, cash equivalents, and restricted cash	8,574	1,973
Cash, cash equivalents, and restricted cash at beginning of period	97,519	47,628
Cash, cash equivalents, and restricted cash at end of period	$106,093	$49,601
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$105,237	$48,745
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$106,093	$49,601
Supplemental disclosures of cash flow information
Cash paid for taxes	$126	$286
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$594	$1,290
Right-of-use asset obtained in exchange for lease liability	2,174	—

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, and cloud-enabled pharmacy fulfillment. The Company’s digital platform enables access to treatments for a broad range of conditions, including five core specialties: sexual health, men’s and women’s dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

The condensed consolidated financial statements as of March 31, 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”).

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

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2023 that have had a material impact on these condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website development and internal-use software costs, valuation allowance against deferred tax assets, and judgments relating to impairment triggering events for long-lived assets. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made.

Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three months ended March 31, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. The Company recognized $0.1 million and $0.4 million of impairment charges on long-lived assets during the three months ended March 31, 2024 and 2023, respectively, in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Online Revenue	$267,761	$184,175
Wholesale Revenue	10,410	6,595
Total revenue	$278,171	$190,770

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

The Company’s contracts that contain prescription products issued as the result of a consultation primarily include the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. The Company’s contracts for prescription refills and contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier or wholesale customer warehouse. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three months ended March 31, 2024 and 2023, service revenue represented less than 10% of consolidated revenues.

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

3. Investments

Short-term investments as of March 31, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$70,371	$—	$(16)	$70,355
Corporate bonds	24,493	7	(2)	24,498
Government and government agency	2,789	—	(1)	2,788
Asset-backed bonds	714	—	—	714
Total short-term investments	$98,367	$7	$(19)	$98,355

Short-term investments as of December 31, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$63,809	$24	$—	$63,833
Corporate bonds	39,152	18	(1)	39,169
Government and government agency	20,624	—	(14)	20,610
Asset-backed bonds	705	1	—	706
Total short-term investments	$124,290	$43	$(15)	$124,318

4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$17,982	$15,221
Raw materials	11,844	7,243
Total inventory	$29,826	$22,464

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Wholesale trade receivables	$6,405	$5,705
Prepaid expenses	15,079	10,665
Other current assets	6,832	5,238
Total prepaid expenses and other current assets	$28,316	$21,608

6. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Purchased and internal-use software and website development	$26,425	$22,970
Facility equipment and other tangible property	11,692	8,254
Leasehold improvements	8,222	2,256
Assets not placed in service	13,117	14,907
Total property, equipment, and software	59,456	48,387
Less: accumulated depreciation and amortization	(14,244)	(12,244)
Total property, equipment, and software, net	$45,212	$36,143

Depreciation and amortization expense for property, equipment, and software was $2.3 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

Impairment charges on property, equipment, and software were $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

7. Intangible Assets, Net

Intangible assets as of March 31, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(7,474)	$16,696	7.2
Other	4,829	(3,662)	1,167	5.8
Intangible assets, net	$28,999	$(11,136)	$17,863	7.1

Intangible assets as of December 31, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(6,880)	$17,290	7.4
Other	4,803	(3,519)	1,284	5.7
Intangible assets, net	$28,973	$(10,399)	$18,574	7.3

Amortization expense for intangible assets was $0.7 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.

There were no impairment charges on intangible assets for the three months ended March 31, 2024 and 2023.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to March 31, 2024 is as follows (in thousands):

The remainder of 2024	$2,070
2025	2,625
2026	2,477
2027	2,353
2028	2,353
2029 and thereafter	5,985
$17,863

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Marketing	$10,711	$12,331
Payroll	5,627	7,888
Professional services	4,887	5,341
Tax	3,288	2,009
Other accruals	2,201	1,403
Total accrued liabilities	$26,714	$28,972

9. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2025 and 2027, not including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise. In the first quarter of 2024, a reassessment was triggered due to signing a lease for a new facility which is in close proximity to and also acts as an operational expansion of an existing facility, as well as investment in leasehold improvements in the existing facility. This resulted in the remeasurement of the lease liability and an adjustment of $0.9 million to the carrying amount of the corresponding right-of-use (“ROU”) asset for the existing facility. In the fourth quarter of 2023, a reassessment of another of the Company’s leased facilities was triggered due to significant leasehold improvements. This resulted in the remeasurement of the lease liability and an adjustment of $5.7 million to the carrying amount of the corresponding ROU asset.

For each of the three months ended March 31, 2024 and 2023, the Company recorded operating lease costs of $0.6 million, including variable operating lease costs of $0.1 million in each period.

For each of the three months ended March 31, 2024 and 2023, operating cash flows used for operating leases were $0.5 million. As of March 31, 2024, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 6.3 years and 8.9%, respectively.

Future minimum lease payments, including for renewal options the Company is reasonably certain to exercise, under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to March 31, 2024 are as follows (in thousands):

The remainder of 2024	$1,876
2025	2,662
2026	2,685
2027	2,245
2028	2,015
2029 and thereafter	4,049
Gross lease payments	15,532
Less: imputed interest	(3,709)
Present value of net future minimum lease payments	$11,823

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

As of March 31, 2024 and December 31, 2023, the Company’s condensed consolidated balance sheets included current and total assets of $29.3 million and $24.1 million, respectively, for the VIEs. As of March 31, 2024 and December 31, 2023, current and total liabilities were $7.7 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended March 31, 2024 and 2023, the VIEs charged $33.1 million and $22.5 million, respectively, for services rendered. For the three months ended March 31, 2024 and 2023, operations of the VIEs generated a net loss of $0.8 million and net income of $2.7 million, respectively, inclusive of administrative expenses.

11. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of March 31, 2024, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$40,502	$—	$—	$40,502
Short-term investments:
U.S. Treasury bills	70,355	—	—	70,355
Corporate bonds	—	24,498	—	24,498
Government and government agency	—	2,788	—	2,788
Asset-backed bonds	—	714	—	714
Restricted cash:
Money market funds	856	—	—	856
Total assets	$111,713	$28,000	$—	$139,713

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2024 and December 31, 2023, due to their short-term nature. All other financial instruments are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the three months ended March 31, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

12. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of March 31, 2024, purchase obligations were $5.8 million, with $3.3 million payable in 2024, $2.4 million payable in 2025, and $0.1 million payable in 2026.

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

Share Repurchase Program

On October 26, 2023, the Board of Directors authorized and approved a share repurchase program pursuant to which the Company may repurchase up to $50.0 million of the Company’s Class A common stock. The program expires on November 8, 2025. The Company intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. This repurchase program may be suspended or discontinued at any time.

During the three months ended March 31, 2024, the Company repurchased and retired 2,023,080 shares of Class A common stock under the program for $28.1 million. As of March 31, 2024, $19.9 million remains available under the program.

RSU Releases

During the three months ended March 31, 2024, the Company released 1,424,493 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 499,250 shares of Class A common stock were withheld for the payment of employee taxes. During the three months ended March 31, 2023, the Company released 1,156,901 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 405,415 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of the effective date of the 2020 Plan, no further stock awards have been or will be granted under the 2017 Plan. As of December 31, 2023, there were 43,612,952 and 12,577,863 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the three months ended March 31, 2024, 3,696 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2024, 10,674,087 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of March 31, 2024, there were 54,290,735 shares of Class A common stock reserved and 13,978,564 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2023, there were 6,047,919 and 5,059,506 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2024. Therefore, as of March 31, 2024, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. No shares were issued under the ESPP during the three months ended March 31, 2024 and 2023. As of March 31, 2024, there were 5,059,506 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of March 31, 2024, $1.4 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending May 2024.

As of March 31, 2024, there was $1.5 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.29 years.

Stock Options

The Company has historically granted stock options prior to 2024, which for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to existing employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of March 31, 2024, 1,531,019 of these stock options have been exercised at a weighted average exercise price of $2.43. As of March 31, 2024, there was $0.1 million of remaining compensation expense to be recognized for the remaining 1,623,070 stock options over a period of 0.04 years.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of March 31, 2024, no shares have vested and there was $0.9 million of remaining compensation expense to be recognized over a period of 1.90 years.

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	13,784	$5.14	7.14	$57,972
Exercised	(810)	2.62
Forfeited and expired	(10)	8.78
Outstanding at March 31, 2024	12,964	5.29	7.00	131,963
Exercisable as of March 31, 2024	9,354	4.82	6.62	99,583

The intrinsic value of vested options exercised was $7.4 million.

As of March 31, 2024, there was $12.9 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 1.87 years.

The options outstanding and exercisable as of March 31, 2024 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	967	3.97	967	3.97
1.55 – 1.75	720	5.20	720	5.20
2.43 – 3.11	2,635	6.18	2,635	6.18
5.01 – 6.82	5,841	7.93	2,988	7.93
8.13 – 11.53	2,008	7.45	1,447	7.00
12.21 – 15.17	793	7.07	597	7.07
	12,964		9,354

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	14,483	$8.08
Granted	7,726	13.79
Vested	(1,424)	8.68
Forfeited and expired	(380)	8.88
Unvested at March 31, 2024	20,405	$10.19

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of March 31, 2024.

As of March 31, 2024, there was $194.7 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.36 years.

Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of March 31, 2024, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which is based on the probable achievement of 100% of the target.

On February 28, 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which is based on the probable achievement of 100% of the target.

As of March 31, 2024, there was unrecognized stock-based compensation expense related to unvested PRSUs of $26.0 million, which is expected to be recognized over a weighted average period of 2.57 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

As of March 31, 2024, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $6.3 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 additional shares of Class A common stock. As of March 31, 2024, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

As of March 31, 2024, there were 98,723 Class A common stock warrants outstanding and exercisable issued in connection with a historical debt arrangement, with a weighted average exercise price of $6.96, a weighted average contractual term of 6.71 years, and an aggregate intrinsic value of $0.8 million. Upon the exercise of outstanding warrants, the holders also have the right to receive 9,657 additional shares of Class A common stock. These debt warrants were settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of HHL. As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. A portion of the earn-out liability will be settled in shares of Class A common stock. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2024 and 2023. The expense is being recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of March 31, 2024, there was unrecognized stock-based compensation expense of $1.6 million, which will be recognized over a weighted average period of 1.19 years.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2024 and 2023. The expense is being recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of March 31, 2024, there was unrecognized stock-based compensation expense of $1.9 million, which will be recognized over a weighted average period of 0.25 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketing	$1,904	$996
Operations and support	2,155	1,154
Technology and development	2,205	1,461
General and administrative	12,768	10,556
Total stock-based compensation expense	$19,032	$14,167

The Company capitalized $0.6 million and $0.3 million of stock-based compensation as internal-use software for the three months ended March 31, 2024 and 2023, respectively.

14. Related-Party Transactions

For the three months ended March 31, 2024 and 2023, the Company recorded $1.2 million and $1.0 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for payments made to Vouched, a related-party company that provides identity verification services.

In addition, for the three months ended March 31, 2023, the Company recorded $1.0 million within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for payments made to Terminal, Inc., a former related-party company that provides professional services to the Company, primarily to support engineering and operations functions. As of January 1, 2024, Terminal, Inc. was no longer considered a related party.

15. Basic and Diluted Net Income (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the three months ended March 31, 2024 and 2023. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024		2023
	Class A	Class V	Class A	Class V
Numerator:
Net income (loss) attributable to common stockholders	$10,691	$437	$(9,660)	$(407)

Denominator:
Weighted average shares outstanding, basic	205,074,469	8,377,623	198,762,675	8,377,623
Effect of dilutive potential common shares	15,912,493	—	—	—
Weighted average shares outstanding, diluted	220,986,962	8,377,623	198,762,675	8,377,623

Basic net income (loss) per share	$0.05	$0.05	$(0.05)	$(0.05)
Diluted net income (loss) per share	$0.05	$0.05	$(0.05)	$(0.05)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three months ended March 31, 2023, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
RSUs	5,264,985	13,334,746
Stock options	1,456,985	21,549,957
Common stock issued subject to vesting	—	1,441,632
Common stock issuable under the ESPP	—	874,287
Warrants to purchase Class A common stock	—	561,058
PRSUs	—	384,300

16. Income Tax

The effective income tax rate was 10.3% and (4.0)%, respectively, for the three months ended March 31, 2024 and 2023. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and current federal and state taxes. The Company intends to continue maintaining a full valuation allowance on all deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, the Company believes that, in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is actually able to achieve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Form 10-K for the year ended December 31, 2023 (our “2023 Annual Report”), including “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” included in Item 7 of Part II of our 2023 Annual Report and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc. and its subsidiaries and variable interest entities.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a digital format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, and cloud-enabled pharmacy fulfillment. Our digital platform enables access to treatments for a broad range of conditions, including five core specialties: sexual health, men’s and women’s dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

“Wholesale Revenue” represents non-prescription product sales to retailers through wholesale purchasing agreements. Wholesale Revenue also includes non-prescription product sales to third-party platforms through consignment arrangements. In addition to being revenue generative and profitable, wholesale partnerships and consignment arrangements have the added benefit of generating brand awareness with new customers in physical environments and on third-party platforms.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three months ended March 31, 2024 and 2023, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Online Revenue	$267,761	$184,175	$83,586	45%
Wholesale Revenue	10,410	6,595	3,815	58%
Total revenue	$278,171	$190,770	$87,401	46%

Subscribers (end of period)	1,709	1,209	500	41%
Monthly Online Revenue per Average Subscriber	$55	$55	$—	—%

Net Orders	2,461	2,047	414	20%
AOV	$109	$90	$19	21%

We generated $267.8 million in Online Revenue for the three months ended March 31, 2024, an increase of $83.6 million, or 45%, as compared to $184.2 million for the three months ended March 31, 2023. Growth in Online Revenue for the three months ended March 31, 2024 was primarily driven by growth in Subscribers, from whom we generated recurring and stable Monthly Online Revenue per Average Subscriber, as well as newer offerings, both of which led to growth in AOV and Net Orders.

We generated $10.4 million in Wholesale Revenue for the three months ended March 31, 2024, an increase of $3.8 million, or 58% as compared to $6.6 million for the three months ended March 31, 2023. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 41% to approximately 1.7 million as of March 31, 2024 as compared to approximately 1.2 million Subscribers as of March 31, 2023. Growth in Subscribers was driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, newer offerings, and improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber remained constant at $55 for each of the three months ended March 31, 2024 and 2023. Monthly Online Revenue per Average Subscriber has remained relatively stable as a result of generally recurring and predictable uptake of our offerings by Subscribers, but can fluctuate on a period-to-period basis due to various factors, including price changes, product mix, and duration of Subscriptions.

As a result of growth in Subscribers, we generated approximately 2.5 million Net Orders for the three months ended March 31, 2024, an increase of 20% as compared to approximately 2.0 million Net Orders for the three months ended March 31, 2023. For the three months ended March 31, 2024, AOV was $109, an increase of 21% as compared to $90 for the three months ended March 31, 2023. AOV growth for the three months ended March 31, 2024 was driven by newer product offerings as well as product mixes shifting towards longer duration Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a 30-day cadence, we offer Subscribers the ability to select from a range of Subscription shipment cadences, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. The Subscriber is typically billed upon each shipment. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by Subscribers have contributed to the generally stable and predictable nature of our Monthly Online Revenue per Average Subscriber. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-

term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income (loss) before stock-based compensation, depreciation and amortization, income taxes, acquisition and transaction-related costs (which includes (i) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses, and (ii) transaction professional services), impairment of long-lived assets, change in fair value of liabilities, and interest income. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$278,171	$190,770

Net income (loss)	11,128	(10,067)
Stock-based compensation	19,032	14,167
Depreciation and amortization	3,001	2,117
Provision for income taxes	1,275	386
Acquisition and transaction-related costs	376	646
Impairment of long-lived assets	75	429
Change in fair value of liabilities	—	295
Interest income	(2,540)	(1,913)
Adjusted EBITDA	$32,347	$6,060

Net income (loss) as a % of revenue	4%	(5)%
Adjusted EBITDA margin	12%	3%

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

Free Cash Flow is a key performance measure that our management uses to assess our liquidity. Because Free Cash Flow facilitates internal comparisons of our historical liquidity on a more consistent basis, we use this measure for business planning purposes. “Free Cash Flow” is defined as net cash provided by operating activities, less purchases of property, equipment, and intangible assets and investment in website development and internal-use software in investing activities.

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$25,838	$9,483
Less: purchases of property, equipment, and intangible assets in investing activities	(10,581)	(635)
Less: investment in website development and internal-use software in investing activities	(3,377)	(1,875)
Free Cash Flow	$11,880	$6,973

Some of the limitations of Free Cash Flow include (i) Free Cash Flow does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments, and (ii) Free Cash Flow includes capital expenditures, the benefits of which may be realized in periods subsequent to those in which the expenditures took place. In evaluating Free Cash

Flow, you should be aware that in the future we will have cash outflows similar to the adjustments in this presentation. Our presentation of Free Cash Flow should not be construed as an inference that our future results will be unaffected by these cash outflows or any unusual or non-recurring items. When evaluating our performance, you should consider Free Cash Flow in addition to, and not as a substitute for, other financial performance measures, including our net cash provided by operating activities and other U.S. GAAP results.

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

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs of purchased and manufactured products, packaging materials, shipping costs, labor costs directly related to revenue generating activities, and overhead costs associated with manufactured products. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software (other than related to manufactured products) are considered to be operating expenses and are excluded from cost of revenue.

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

Provision for income taxes

Provision for income taxes primarily consists of federal and state taxes, as well as change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the three months ended March 31, 2024 and 2023

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenue	$278,171	$190,770	$87,401	46%
Cost of revenue	49,076	37,345	11,731	31%
Gross profit	229,095	153,425	75,670	49%
Operating expenses:(1)
Marketing	130,553	97,245	33,308	34%
Operations and support	38,747	26,182	12,565	48%
Technology and development	15,324	10,748	4,576	43%
General and administrative	34,568	30,513	4,055	13%
Total operating expenses	219,192	164,688	54,504	33%
Income (loss) from operations	9,903	(11,263)	21,166	*
Other income (expense):
Change in fair value of liabilities	—	(295)	295	(100)%
Other income, net	2,500	1,877	623	33%
Total other income, net	2,500	1,582	918	58%
Income (loss) before income taxes	12,403	(9,681)	22,084	*
Provision for income taxes	(1,275)	(386)	(889)	230%
Net income (loss)	$11,128	$(10,067)	$21,195	*
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Marketing	$1,904	$996
Operations and support	2,155	1,154
Technology and development	2,205	1,461
General and administrative	12,768	10,556
Total stock-based compensation expense	$19,032	$14,167

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	18%	20%
Gross profit	82%	80%
Operating expenses:
Marketing	47%	51%
Operations and support	14%	13%
Technology and development	6%	6%
General and administrative	12%	16%
Total operating expenses	79%	86%
Income (loss) from operations	3%	(6)%
Other income (expense):
Change in fair value of liabilities	—%	—%
Other income, net	1%	1%
Total other income, net	1%	1%
Income (loss) before income taxes	4%	(5)%
Provision for income taxes	—%	—%
Net income (loss)	4%	(5)%

Revenue

Revenue was $278.2 million for the three months ended March 31, 2024, compared to $190.8 million for the three months ended March 31, 2023, an increase of $87.4 million, or 46%. For a detailed discussion of this increase, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $49.1 million for the three months ended March 31, 2024, compared to $37.3 million for the three months ended March 31, 2023, an increase of $11.7 million, or 31%. This increase was primarily due to increased product and packaging costs of approximately 45%, increased shipping costs of 26%, and increased costs associated with medical consultation services of 14%, compared to the three months ended March 31, 2023. These increases were due to overall increased business activity with the addition of new Subscribers.

Gross profit was $229.1 million for the three months ended March 31, 2024, compared to $153.4 million for the three months ended March 31, 2023, an increase of $75.7 million, or 49%. Correspondingly, gross margin was 82% for the three months ended March 31, 2024, compared to 80% for the three months ended March 31, 2023. The increase in gross margin for the three months ended March 31, 2024 was primarily due to lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, synergies gained through increased fulfillment volume, as well as lower shipping costs as a percent of revenue as a result of optimizing costs.

Marketing expenses

Marketing expenses were $130.6 million for the three months ended March 31, 2024, compared to $97.2 million for the three months ended March 31, 2023, an increase of $33.3 million, or 34%. Customer acquisition costs increased to $113.2 million in the three months ended March 31, 2024, compared to $84.0 million for the three months ended March 31, 2023, an increase of $29.2 million. The increase in customer acquisition costs was a result of management’s decision to increase investment in display, search, streaming television, affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth.

Operations and support

Operations and support expenses were $38.7 million for the three months ended March 31, 2024, compared to $26.2 million for the three months ended March 31, 2023, an increase of $12.6 million or 48%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.0 million, an increase in order fulfillment, transaction processing, and selling costs of $1.4 million, and an increase in stock-based compensation of $1.0 million.

Technology and development

Technology and development expenses were $15.3 million for the three months ended March 31, 2024, compared to $10.7 million for the three months ended March 31, 2023, an increase of $4.6 million or 43%. The increase in technology and development expenses were primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $2.4 million and an increase in depreciation, amortization, and technology costs of $1.6 million.

General and administrative

General and administrative expenses were $34.6 million for the three months ended March 31, 2024, compared to $30.5 million for the three months ended March 31, 2023, an increase of $4.1 million, or 13%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $2.2 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $0.9 million, and an increase in professional services of $0.7 million.

Other income

Other income was $2.5 million for the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2023, an increase of $0.9 million. This increase was driven primarily by interest income for the three months ended March 31, 2024 of $2.5 million, compared to $1.9 million for the three months ended March 31, 2023.

Provision for income taxes

Provision for income taxes was $1.3 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. This change was primarily due to an increase in federal and state income taxes, which were primarily due to the impacts of the valuation allowance placed on our deferred tax assets and current federal and state taxes. We intend to continue maintaining a full valuation allowance on all deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, we believe that, in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are actually able to achieve.

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity are cash and cash equivalents in the amount of $105.2 million, which are primarily invested in interest-bearing cash accounts and money market funds, and investments in the amount of $98.4 million, which are invested in U.S. Treasury bills, corporate bonds, government and government agency securities, and asset-backed bonds.

We have historically incurred significant losses from operations. While we had income from operations for the three months ended March 31, 2024, similar performance in the near future is not certain due to the continued investments we are making in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, or other macroeconomic factors. We expect to continue to pursue opportunities to expand our internal fulfillment capabilities and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may also use our cash and cash equivalents to repurchase up to an additional $19.9 million of our Class A common stock through the fourth quarter of 2025 at management’s discretion pursuant to our share repurchase program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$25,838	$9,483
Net cash provided by (used in) investing activities	13,042	(4,113)
Net cash used in financing activities	(30,308)	(3,412)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $25.8 million for the three months ended March 31, 2024. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $19.0 million, net income of $11.1 million, and depreciation and amortization of $3.0 million, partially offset by net accretion on securities of $1.1 million. In addition, a net cash outflow totaling $7.3 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $7.4 million, an increase in prepaid expenses and other current assets of $6.7 million, and a decrease in accrued liabilities of $2.3 million. This outflow was partially offset by an increase in deferred revenue of $6.0 million and an increase in accounts payable of $3.6 million.

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

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments, as well as investment in website development and internal-use software and purchases of property, equipment, and intangible assets.

Net cash provided by investing activities for the three months ended March 31, 2024 was $13.0 million, which was primarily due to net investment cash inflows of $27.0 million. This cash inflow was partially offset by $10.6 million in purchases of property, equipment, and intangible assets and investments of $3.4 million in website development and internal-use software.

Net cash used in investing activities for the three months ended March 31, 2023 was $4.1 million, which was due to investments of $1.9 million in website development and internal-use software, net investment cash outflows of $1.6 million, and $0.6 million in purchases of property, equipment, and intangible assets.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2024 was $30.3 million, which was primarily due to repurchases of our Class A common stock of $28.1 million and payments for taxes related to net share settlement of equity awards of $7.3 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $5.1 million.

Net cash used in financing activities for the three months ended March 31, 2023 was $3.4 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $3.7 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $0.2 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include earn-out payable related to an acquisition, operating leases, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of March 31, 2024 were $28.7 million, of which $13.9 million was payable within 12 months.

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

For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report for the year ended December 31, 2023. Since December 31, 2023, there have been no material changes to our critical accounting estimates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $203.6 million and $221.0 million, as of March 31, 2024 and December 31, 2023, respectively, which were held for working capital purposes. Our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of U.S. Treasury bills, corporate bonds, government and government agency securities, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the three months ended March 31, 2024 and 2023 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of March 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations. If our Affiliated Pharmacies are unable to obtain and/or maintain necessary licenses and permits, or if our Affiliated Pharmacies fail to comply with applicable pharmacy-related laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.

•If we fail to comply with applicable healthcare and other laws and governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
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

In order to maintain and grow our business, we must maintain credibility and confidence among customers, analysts, investors, and other parties in our long-term financial viability and business prospects. In particular, our products, business, results of operations, and statements and actions of our company and management are subject to significant amounts of commentary by a range of third parties. Negative commentary or publicity regarding our business, the industry in which we operate, our offerings, members of our management team, or celebrity influencers who endorse our products and other third parties who are affiliated with or endorse us, may also be posted on social media platforms or appear in other media. Celebrity influencers with whom we maintain endorsement arrangements could engage in behavior or use their platforms to communicate with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect our reputation. Any such commentary could impact our reputation or brand and affect our ability to attract and retain customers, which could have a material adverse effect on our business and results of operations.

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

We depend on a number of third parties to perform functions critical to our ability to operate our platform, generate revenue from customers, and to perform many of the related functions.

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

A significant portion of our inventory is stored in our Ohio facility, and we also hold inventory in our Arizona facilities, and any damage or disruption at any facility may harm our business.

Our Ohio facility and our Arizona facilities collectively hold a significant portion of our inventory. A natural disaster, fire, power interruption, work stoppage, or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business. If a material amount of any facility, machinery, or inventory were damaged or unusable, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

Risks Related to Governmental Regulation

If we fail to comply with applicable healthcare and other laws and governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

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

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, the Affiliated Pharmacies, our revenue, our business, and/or our financial condition.

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

Public scrutiny of internet privacy and security issues may result in increased regulation or enforcement and/or different industry standards, which could deter or prevent us from providing services to our customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain in flux for the foreseeable future, including the intersection of such issues with the integration of artificial intelligence. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny, and federal and state governmental authorities have increased their enforcement activity and demonstrated varying interpretations of existing laws.

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

Risks Related to Our Results of Operations and Additional Capital Requirements

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.

We have incurred net losses on an annual basis since inception. We had an accumulated deficit of $368.2 million as of December 31, 2023. For the three months ended March 31, 2024, we had net income of $11.1 million, and Adjusted EBITDA of $32.3 million. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our cash flows from operations were negative for the years ended December 31, 2021 and 2022. While we had positive cash flows from operations for the year ended December 31, 2023 and the three months ended March 31, 2024, we may not generate positive cash flows from operations, or maintain profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website development and internal-use software costs, and judgments relating to impairment triggering events for long-lived assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

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
•the public’s reaction to our press releases, our other public announcements, statements by our company or our management team, and our filings with the SEC;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2024 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
January 1, 2024 to January 31, 2024	—	$—	—	$48,001
February 1, 2024 to February 29, 2024	533,313	$13.13	533,313	$40,998
March 1, 2024 to March 31, 2024	1,489,767	$14.14	1,489,767	$19,938
Total repurchases	2,023,080		2,023,080
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On November 6, 2023, we announced that our Board of Directors had authorized a repurchase program, pursuant to which we may repurchase up to $50.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans As of March 31, 2024, approximately $30.1 million of our shares had been repurchased under the authorization. The repurchase program expires on November 8, 2025.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Mike Chi, Chief Commercial Officer	Adoption	March 1, 2024	May 31, 2024 - March 3, 2025	Y	1,375,608
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 6, 2024

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)