Form 10-Q
period 2024-06-30
Hims & Hers Health, Inc.
filed 2024-08-05
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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
Yes ☐ No ☒

As of August 2, 2024, 208,702,250 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, and our infrastructure, and the underlying assumptions with respect to the foregoing; the closing of our acquisition of a 503B compounding outsourcing facility; statements relating to events and trends relevant to us, including with respect to our financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending acquisitions, the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our specialities, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of any litigation or governmental actions that may arise in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,295	$96,663
Short-term investments	97,997	124,318
Inventory	40,588	22,464
Prepaid expenses and other current assets	23,038	21,608
Total current assets	290,918	265,053
Restricted cash	856	856
Goodwill	110,881	110,881
Property, equipment, and software, net	49,540	36,143
Intangible assets, net	17,133	18,574
Operating lease right-of-use assets	11,034	9,588
Other long-term assets	138	91
Total assets	$480,500	$441,186
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$57,099	$43,070
Accrued liabilities	28,948	28,972
Deferred revenue	20,990	7,733
Earn-out payable	—	7,412
Operating lease liabilities	1,634	1,281
Total current liabilities	108,671	88,468
Operating lease liabilities	9,841	8,667
Other long-term liabilities	22	22
Total liabilities	118,534	97,157
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 208,417,651 and 205,104,120 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of June 30, 2024 and December 31, 2023	22	21
Additional paid-in capital	705,862	712,307
Accumulated other comprehensive loss	(168)	(124)
Accumulated deficit	(343,750)	(368,175)
Total stockholders' equity	361,966	344,029
Total liabilities and stockholders' equity	$480,500	$441,186
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$315,648	$207,912	$593,819	$398,682
Cost of revenue	59,035	37,754	108,111	75,099
Gross profit	256,613	170,158	485,708	323,583
Operating expenses:
Marketing	144,922	107,219	275,475	204,464
Operations and support	41,453	29,227	80,200	55,409
Technology and development	18,654	11,804	33,978	22,552
General and administrative	40,554	31,144	75,122	61,657
Total operating expenses	245,583	179,394	464,775	344,082
Income (loss) from operations	11,030	(9,236)	20,933	(20,499)
Other income (expense):
Change in fair value of liabilities	—	(173)	—	(468)
Other income, net	2,394	2,239	4,894	4,116
Total other income, net	2,394	2,066	4,894	3,648
Income (loss) before income taxes	13,424	(7,170)	25,827	(16,851)
(Provision) benefit for income taxes	(127)	13	(1,402)	(373)
Net income (loss)	13,297	(7,157)	24,425	(17,224)
Other comprehensive (loss) income	(6)	(147)	(44)	19
Total comprehensive income (loss)	$13,291	$(7,304)	$24,381	$(17,205)
Net income (loss) per share attributable to common stockholders, Class A and Class V:
Basic	$0.06	$(0.03)	$0.11	$(0.08)
Diluted	$0.06	$(0.03)	$0.11	$(0.08)
Weighted average shares outstanding, Class A and Class V:
Basic	214,618,037	208,422,825	214,035,065	207,785,104
Diluted	234,791,985	208,422,825	232,583,676	207,785,104
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	925,243	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(7,314)	—	—	(7,314)
Exercise of vested stock options	2,027,347	—	5,070	—	—	5,070
Repurchases and retirement of common stock	(2,023,080)	—	(28,064)	—	—	(28,064)
Stock-based compensation	—	—	19,671	—	—	19,671
Other comprehensive loss	—	—	—	(38)	—	(38)
Net income	—	—	—	—	11,128	11,128
Balance as of March 31, 2024	214,411,253	21	701,670	(162)	(357,047)	344,482
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,230,801	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(14,967)	—	—	(14,967)
Exercise of vested stock options	2,214,099	1	11,401	—	—	11,402
Exercise of Class A common stock warrants	62,296	—	—	—	—	—
Repurchases and retirement of common stock	(1,609,043)	—	(19,932)	—	—	(19,932)
Issuance of common stock under employee stock purchase plan	366,524	—	1,622	—	—	1,622
Issuance of common stock for acquisition-related earn-out consideration	119,344	—	1,396	—	—	1,396
Stock-based compensation	—	—	24,672	—	—	24,672
Other comprehensive loss	—	—	—	(6)	—	(6)
Net income	—	—	—	—	13,297	13,297
Balance as of June 30, 2024	216,795,274	$22	$705,862	$(168)	$(343,750)	$361,966

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	751,486	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,657)	—	—	(3,657)
Exercise of vested stock options	131,246	—	245	—	—	245
Stock-based compensation	—	—	14,317	—	—	14,317
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(10,067)	(10,067)
Balance as of March 31, 2023	209,312,044	21	667,531	(111)	(354,696)	312,745
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,017,129	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,754)	—	—	(3,754)
Exercise of vested stock options	211,002	—	315	—	—	315
Issuance of common stock under employee stock purchase plan	256,946	—	898	—	—	898
Stock-based compensation	—	—	17,171	—	—	17,171
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(7,157)	(7,157)
Balance as of June 30, 2023	210,797,121	$21	$682,161	$(258)	$(361,853)	$320,071
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income (loss)	$24,425	$(17,224)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,644	4,494
Stock-based compensation	43,074	31,012
Change in fair value of liabilities	—	468
Net accretion on securities	(2,281)	(2,517)
Impairment of long-lived assets	114	429
Non-cash operating lease cost	1,221	914
Non-cash acquisition-related costs	—	1,066
Non-cash other	412	55
Changes in operating assets and liabilities:
Inventory	(18,124)	145
Prepaid expenses and other current assets	(1,430)	(4,756)
Other long-term assets	(47)	(32)
Accounts payable	16,156	5,438
Accrued liabilities	(24)	7,159
Deferred revenue	13,257	586
Operating lease liabilities	(1,140)	(928)
Earn-out payable	(2,825)	—
Net cash provided by operating activities	79,432	26,309
Investing activities
Purchases of investments	(97,539)	(65,376)
Maturities of investments	126,095	72,334
Proceeds from sales of investments	—	676
Investment in website development and internal-use software	(6,191)	(4,062)
Purchases of property, equipment, and intangible assets	(13,793)	(5,312)
Net cash provided by (used in) investing activities	8,572	(1,740)
Financing activities
Proceeds from exercise of vested stock options	16,472	560
Payments for taxes related to net share settlement of equity awards	(22,281)	(7,411)
Repurchases of common stock	(47,996)	—
Proceeds from employee stock purchase plan	1,622	898
Payments for acquisition-related earn-out consideration	(3,190)	—
Net cash used in financing activities	(55,373)	(5,953)
Foreign currency effect on cash and cash equivalents	1	29
Increase in cash, cash equivalents, and restricted cash	32,632	18,645
Cash, cash equivalents, and restricted cash at beginning of period	97,519	47,628
Cash, cash equivalents, and restricted cash at end of period	$130,151	$66,273
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$129,295	$65,417
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$130,151	$66,273
Supplemental disclosures of cash flow information
Cash paid for taxes	$3,468	$626
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,256	$466
Right-of-use asset obtained in exchange for lease liability	2,174	591
Issuance of common stock for acquisition-related earn-out consideration	1,396	—

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

The condensed consolidated financial statements as of June 30, 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No goodwill impairment was recorded for the three and six months ended June 30, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. The Company recognized less than $0.1 million of impairment charges on long-lived assets during the three months ended June 30, 2024 in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss). No impairment of long-lived assets was recorded for the three months ended June 30, 2023. The Company recognized $0.1 million and $0.4 million of impairment charges on long-lived assets during the six months ended June 30, 2024 and 2023, respectively, in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Online Revenue	$306,843	$201,178	$574,604	$385,353
Wholesale Revenue	8,805	6,734	19,215	13,329
Total revenue	$315,648	$207,912	$593,819	$398,682

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

The Company’s contracts that contain prescription products issued as the result of a consultation primarily include the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) consultation services, as well as post-consultation service support, as applicable. The Company’s contracts that do not contain prescription products have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier or wholesale customer warehouse. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and six months ended June 30, 2024 and 2023, service revenue represented less than 10% of consolidated revenues.

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

3. Investments

Short-term investments as of June 30, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$68,187	$—	$(11)	$68,176
Corporate bonds	26,280	2	(5)	26,277
Government and government agency	2,824	—	(3)	2,821
Asset-backed bonds	723	—	—	723
Total short-term investments	$98,014	$2	$(19)	$97,997

Short-term investments as of December 31, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$63,809	$24	$—	$63,833
Corporate bonds	39,152	18	(1)	39,169
Government and government agency	20,624	—	(14)	20,610
Asset-backed bonds	705	1	—	706
Total short-term investments	$124,290	$43	$(15)	$124,318

4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$26,581	$15,221
Raw materials	14,007	7,243
Total inventory	$40,588	$22,464

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Wholesale trade receivables	$5,551	$5,705
Prepaid expenses	14,194	10,665
Other current assets	3,293	5,238
Total prepaid expenses and other current assets	$23,038	$21,608

6. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Purchased and internal-use software and website development	$29,451	$22,970
Facility equipment and other tangible property	12,915	8,254
Leasehold improvements	8,854	2,256
Assets not placed in service	15,467	14,907
Total property, equipment, and software	66,687	48,387
Less: accumulated depreciation and amortization	(17,147)	(12,244)
Total property, equipment, and software, net	$49,540	$36,143

Depreciation and amortization expense for property, equipment, and software was $2.8 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense for property, equipment, and software was $5.1 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.

Impairment charges on property, equipment, and software were less than $0.1 million for the three months ended June 30, 2024. There was no impairment expense for property, equipment, and software for the three months ended June 30, 2023. Impairment charges on property, equipment, and software were $0.1 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.

7. Intangible Assets, Net

Intangible assets as of June 30, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(8,068)	$16,102	6.9
Other	4,839	(3,808)	1,031	6.1
Intangible assets, net	$29,009	$(11,876)	$17,133	6.9

Intangible assets as of December 31, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(6,880)	$17,290	7.4
Other	4,803	(3,519)	1,284	5.7
Intangible assets, net	$28,973	$(10,399)	$18,574	7.3

Amortization expense for intangible assets was $0.8 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $1.5 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

There were no impairment charges on intangible assets for the three and six months ended June 30, 2024 and 2023.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to June 30, 2024 is as follows (in thousands):

The remainder of 2024	$1,335
2025	2,628
2026	2,479
2027	2,353
2028	2,353
2029 and thereafter	5,985
$17,133

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Marketing	$12,677	$12,331
Payroll	7,408	7,888
Professional services	6,307	5,341
Tax	1,163	2,009
Other accruals	1,393	1,403
Total accrued liabilities	$28,948	$28,972

9. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2025 and 2027, not including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments, if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise. In the first quarter of 2024, a reassessment was triggered due to signing a lease for a new facility which is in close proximity to and also acts as an operational expansion of an existing facility, as well as investment in leasehold improvements in the existing facility. This resulted in the remeasurement of the lease liability and an adjustment of $0.9 million to the carrying amount of the corresponding right-of-use (“ROU”) asset for the existing facility. In the fourth quarter of 2023, a reassessment of another of the Company’s leased facilities was triggered due to significant leasehold improvements. This resulted in the remeasurement of the lease liability and an adjustment of $5.7 million to the carrying amount of the corresponding ROU asset.

For the three months ended June 30, 2024 and 2023, the Company recorded operating lease costs of $0.8 million and $0.6 million, respectively, including variable operating lease costs of $0.1 million for each period. For the six months ended June 30, 2024 and 2023, the Company recorded operating lease costs of $1.4 million and $1.2 million, respectively, including variable operating lease costs of $0.2 million for each period.

For the six months ended June 30, 2024 and 2023, operating cash flows used for operating leases were $1.1 million and $0.9 million, respectively. As of June 30, 2024, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 6.0 years and 8.9%, respectively.

Future minimum lease payments, including for renewal options the Company is reasonably certain to exercise, under the Company's non-cancelable operating leases subsequent to June 30, 2024 are as follows (in thousands):

The remainder of 2024	$1,269
2025	2,662
2026	2,685
2027	2,245
2028	2,015
2029 and thereafter	4,049
Gross lease payments	14,925
Less: imputed interest	(3,450)
Present value of net future minimum lease payments	$11,475

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

As of June 30, 2024 and December 31, 2023, the Company’s condensed consolidated balance sheets included current and total assets of $29.4 million and $24.1 million, respectively, for the VIEs. As of June 30, 2024 and December 31, 2023, current and total liabilities were $9.0 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended June 30, 2024 and 2023, the VIEs charged $39.0 million and $23.9 million, respectively, for services rendered. For the six months ended June 30, 2024 and 2023, the VIEs charged $72.1 million and $46.4 million, respectively, for services rendered. For the three months ended June 30, 2024 and 2023, operations of the VIEs generated a net loss of $4.6 million and net income of $2.8 million, respectively, inclusive of administrative expenses. For the six months ended June 30, 2024 and 2023, operations of the VIEs generated a net loss of $5.4 million and net income of $5.5 million, respectively, inclusive of administrative expenses.

11. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of June 30, 2024, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$42,685	$—	$—	$42,685
Short-term investments:
U.S. Treasury bills	68,176	—	—	68,176
Corporate bonds	—	26,277	—	26,277
Government and government agency	—	2,821	—	2,821
Asset-backed bonds	—	723	—	723
Restricted cash:
Money market funds	856	—	—	856
Total assets	$111,717	$29,821	$—	$141,538

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2024 and December 31, 2023, due to their short-term nature. All other financial instruments are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the six months ended June 30, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

12. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of June 30, 2024, purchase obligations were $5.5 million, with $2.4 million payable in 2024, $2.8 million payable in 2025, and $0.3 million payable in 2026.

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

Share Repurchase Program

On October 26, 2023, the Board of Directors authorized and approved a share repurchase program pursuant to which the Company may repurchase up to $50.0 million of the Company’s Class A common stock. The program had an expiration date of November 8, 2025. The Company used the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means.

During the three and six months ended June 30, 2024, the Company repurchased and retired 1,609,043 and 3,632,123 shares of Class A common stock, respectively, under the program for $19.9 million and $48.0 million, respectively. As of June 30, 2024, the entire $50.0 million originally available under the program has been utilized.

RSU Releases

During the three and six months ended June 30, 2024, the Company released 1,860,010 and 3,284,503 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 629,209 and 1,128,459 shares of Class A common stock were withheld for the payment of employee taxes. During the three and six months ended June 30, 2023, the Company released 1,443,110 and 2,600,011 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 425,981 and 831,396 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2023, there were 43,612,952 and 12,577,863 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the six months ended June 30, 2024, 45,912 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2024, 10,674,087 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of June 30, 2024, there were 54,332,951 shares of Class A common stock reserved and 14,625,499 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2023, there were 6,047,919 and 5,059,506 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2024. Therefore, as of June 30, 2024, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During each of the three and six months ended June 30, 2024, the Company issued 366,524 shares of Class A common stock under the ESPP. During each of the three and six months ended June 30, 2023, the Company issued 256,946 shares of Class A common stock under the ESPP. As of June 30, 2024, there were 4,692,982 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of June 30, 2024, $0.6 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending November 2024.

As of June 30, 2024, there was $3.4 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.60 years.

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

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of June 30, 2024, 2,097,683 of these stock options have been exercised at a weighted average exercise price of $2.43. As of June 30, 2024, all stock-based compensation expense for the awards has been recognized.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of June 30, 2024, no shares have vested and there was $0.7 million of remaining compensation expense to be recognized over a period of 1.65 years.

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	13,784	$5.14	7.14	$57,972
Exercised	(2,460)	4.95
Forfeited and expired	(16)	8.86
Outstanding at June 30, 2024	11,308	5.17	6.75	169,845
Exercisable as of June 30, 2024	8,180	4.67	6.36	126,938

The intrinsic value of vested options exercised was $29.9 million.

As of June 30, 2024, there was $10.8 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 1.69 years.

The options outstanding and exercisable as of June 30, 2024 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	721	3.71	721	3.71
1.55 – 1.75	649	4.97	649	4.97
2.43 – 3.11	2,581	5.92	2,581	5.92
5.01 – 6.82	4,947	7.68	2,464	7.66
8.13 – 11.53	1,906	7.20	1,408	6.77
12.21 – 15.17	504	6.75	357	6.71
	11,308		8,180

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	14,483	$8.08
Granted	8,202	13.70
Vested	(3,285)	9.00
Forfeited and expired	(845)	9.66
Unvested at June 30, 2024	18,555	$10.34

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options issued in June 2020, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of June 30, 2024.

As of June 30, 2024, there was $179.8 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.16 years.

Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of June 30, 2024, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which is based on the probable achievement of 100% of the target.

On February 28, 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which is based on the probable achievement of 100% of the target.

As of June 30, 2024, there was unrecognized stock-based compensation expense related to unvested PRSUs of $25.1 million, which is expected to be recognized over a weighted average period of 2.28 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

As of June 30, 2024, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $8.5 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 additional shares of Class A common stock. As of June 30, 2024, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

During the six months ended June 30, 2024, all of the 98,723 outstanding Class A common stock warrants issued in connection with a historical debt arrangement, with a weighted average exercise price of $6.96, were net exercised for 52,639 shares of Class A common stock. Upon the exercise of these warrants, the holders received an additional 9,657 shares of Class A common stock based on the terms of the earn-out arrangement. These debt warrants were previously settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers

UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2024 and 2023. The expense is being recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of June 30, 2024, there was unrecognized stock-based compensation expense of $1.3 million, which will be recognized over a weighted average period of 0.95 years. During the six months ended June 30, 2024, the Company settled its earn-out payable, a portion of which was settled through the issuance of 119,344 shares of Class A common stock.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares is contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2024 and 2023. The expense is being recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of June 30, 2024, all stock-based compensation expense for these restricted shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketing	$2,393	$1,487	$4,297	$2,483
Operations and support	2,702	1,854	4,857	3,008
Technology and development	3,195	2,092	5,400	3,553
General and administrative	15,752	11,412	28,520	21,968
Total stock-based compensation expense	$24,042	$16,845	$43,074	$31,012

The Company capitalized $0.7 million and $0.4 million of stock-based compensation as internal-use software for the three months ended June 30, 2024 and 2023, respectively. The Company capitalized $1.3 million and $0.7 million of stock-based compensation as internal-use software for the six months ended June 30, 2024 and 2023, respectively.

14. Related-Party Transactions

For the three months ended June 30, 2024 and 2023, the Company recorded $0.3 million and less than $0.1 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for payments made to Vouched, a related-party company that provides identity verification services. For the six months ended June 30, 2024 and 2023, the Company recorded $1.5 million and $1.0 million, respectively, for payments made to Vouched.

In addition, for the three and six months ended June 30, 2023, the Company recorded $1.2 million and $2.2 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for payments made to Terminal, Inc., a former related-party company that provides professional services to the Company, primarily to support engineering and operations functions. As of January 1, 2024, Terminal, Inc. was no longer considered a related party.

15. Basic and Diluted Net Income (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the three and six months ended June 30, 2024 and 2023. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net income (loss) attributable to common stockholders, basic	$12,778	$519	$(6,869)	$(288)	$23,469	$956	$(16,530)	$(694)
Reallocation of undistributed earnings	45	(45)	—	—	76	(76)	—	—
Net income (loss) attributable to common stockholders, diluted	12,823	474	(6,869)	(288)	23,545	880	(16,530)	(694)

Denominator:
Weighted average shares outstanding, basic	206,240,414	8,377,623	200,045,202	8,377,623	205,657,442	8,377,623	199,407,481	8,377,623
Effect of dilutive potential common shares	20,173,948	—	—	—	18,548,611	—	—	—
Weighted average shares outstanding, diluted	226,414,362	8,377,623	200,045,202	8,377,623	224,206,053	8,377,623	199,407,481	8,377,623

Basic net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.03)	$0.11	$0.11	$(0.08)	$(0.08)
Diluted net income (loss) per share	$0.06	$0.06	$(0.03)	$(0.03)	$0.11	$0.11	$(0.08)	$(0.08)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2023, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	280,634	16,944,918	5,126,199	15,149,805
Stock options	164,959	21,698,967	1,048,169	21,624,874
Common stock issued subject to vesting	—	1,219,636	—	1,330,021
PRSUs	—	1,111,823	—	750,071
Common stock issuable under the ESPP	—	766,255	—	722,090
Warrants to purchase Class A common stock	—	561,058	—	561,058

There were no Class V securities that were excluded in the computation of diluted net income (loss) per share for the periods presented.

16. Income Tax

The effective income tax rate was 0.9% and 0.2%, respectively, for the three months ended June 30, 2024 and 2023 and 5.4% and (2.2)%, respectively, for the six months ended June 30, 2024 and 2023. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets and current federal and state taxes. The Company intends to continue maintaining a full valuation allowance on all deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, the Company believes that, in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is actually able to achieve.

17. Subsequent Events

In July 2024, the Company executed a purchase agreement to acquire all membership interests of a 503B compounding outsourcing facility registered with the Food and Drug Administration and located in the United States, for total cash and stock consideration of approximately $31 million. The Company entered into the purchase agreement in order to expand its compounding capabilities. Closing is subject to certain conditions pursuant to the purchase agreement, including certain regulatory approvals.

In July 2024, the Board of Directors authorized and approved a new share repurchase program pursuant to which the Company may repurchase up to $100 million of the Company’s Class A common stock. The program expires on August 31, 2027. The Company intends to use the program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. This repurchase program may be commenced, suspended or discontinued at any time.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and six months ended June 30, 2024 and 2023, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Online Revenue	$306,843	$201,178	$105,665	53%	$574,604	$385,353	$189,251	49%
Wholesale Revenue	8,805	6,734	2,071	31%	19,215	13,329	5,886	44%
Total revenue	$315,648	$207,912	$107,736	52%	$593,819	$398,682	$195,137	49%

Subscribers (end of period)	1,864	1,300	564	43%	1,864	1,300	564	43%
Monthly Online Revenue per Average Subscriber	$57	$53	$4	8%	$56	$55	$1	2%

Net Orders	2,527	2,109	418	20%	4,988	4,156	832	20%
AOV	$121	$95	$26	27%	$115	$93	$22	24%

We generated $306.8 million in Online Revenue for the three months ended June 30, 2024, an increase of $105.7 million, or 53%, as compared to $201.2 million for the three months ended June 30, 2023. We generated $574.6 million in Online Revenue for the six months ended June 30, 2024, an increase of $189.3 million, or 49%, as compared to $385.4 million for the six months ended June 30, 2023. Growth in Online Revenue for the three and six months ended June 30, 2024 was primarily driven by growth in Subscribers, from whom we generated recurring and relatively stable, but growing, Monthly Online Revenue per Average Subscriber, as well as newer offerings, both of which led to growth in AOV and Net Orders.

We generated $8.8 million in Wholesale Revenue for the three months ended June 30, 2024, an increase of $2.1 million, or 31%, as compared to $6.7 million for the three months ended June 30, 2023. We generated $19.2 million in Wholesale Revenue for the six months ended June 30, 2024, an increase of $5.9 million, or 44% as compared to $13.3 million for the six months ended June 30, 2023. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 43% to approximately 1.9 million as of June 30, 2024 as compared to approximately 1.3 million Subscribers as of June 30, 2023. Growth in Subscribers was driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, newer offerings, and improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber increased $4 to $57 for the three months ended June 30, 2024 as compared to $53 for the three months ended June 30, 2023. Monthly Online Revenue per Average Subscriber increased $1 to $56 for the six months ended June 30, 2024 as compared to $55 for the six months ended June 30, 2023. These increases were primarily due to newer offerings introduced during the second quarter of 2024. Monthly Online Revenue per Average Subscriber has increased throughout 2024, but can fluctuate on a period-to-period basis due to various factors, including price changes, product mix, and duration of Subscriptions.

As a result of growth in Subscribers, we generated approximately 2.5 million Net Orders for the three months ended June 30, 2024, an increase of 20% as compared to approximately 2.1 million Net Orders for the three months ended June 30, 2023. We generated approximately 5.0 million Net Orders for the six months ended June 30, 2024, an increase of 20% as compared to approximately 4.2 million Net Orders for the six months ended June 30, 2023. For the three months ended June 30, 2024, AOV was $121, an increase of 27% as compared to $95 for the three months ended June 30, 2023. For the six months ended June 30, 2024, AOV was $115, an increase of 24% as compared to $93 for the six months ended June 30, 2023. AOV growth for the three and six months ended June 30, 2024 was driven primarily by newer offerings introduced during the second quarter of 2024 as well as product mixes shifting towards longer duration Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a 30-day cadence, we offer Subscribers the ability to select from a range of Subscription shipment cadences, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. With the exception of prepaid offerings, the Subscriber is typically billed upon each shipment. Subscribers can cancel Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. Such offerings and their uptake by Subscribers have contributed to the generally stable and predictable nature of our Monthly Online Revenue per Average Subscriber. Additionally, the uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. In addition, the consistent uptake by Subscribers of our offerings has contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber, though we expect this metric to fluctuate in the near future due to newer offerings. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income (loss) before stock-based compensation, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses, and (ii) transaction professional services), income taxes, impairment of long-lived assets, change in fair value of liabilities, and interest income. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$315,648	$207,912	$593,819	$398,682

Net income (loss)	13,297	(7,157)	24,425	(17,224)
Stock-based compensation	24,042	16,845	43,074	31,012
Depreciation and amortization	3,643	2,377	6,644	4,494
Acquisition and transaction-related costs	590	583	966	1,229
Provision (benefit) for income taxes	127	(13)	1,402	373
Impairment of long-lived assets	39	—	114	429
Change in fair value of liabilities	—	173	—	468
Interest income	(2,431)	(2,173)	(4,971)	(4,086)
Adjusted EBITDA	$39,307	$10,635	$71,654	$16,695

Net income (loss) as a % of revenue	4%	(3)%	4%	(4)%
Adjusted EBITDA margin	12%	5%	12%	4%

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. We compensate for these limitations by providing specific information regarding the U.S. GAAP items excluded from Adjusted EBITDA. When evaluating our performance, you should consider Adjusted EBITDA in addition to, and not as a substitute for, other financial performance measures, including our net income (loss) and other U.S. GAAP results.

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$53,594	$16,826	$79,432	$26,309
Less: purchases of property, equipment, and intangible assets in investing activities	(3,212)	(4,677)	(13,793)	(5,312)
Less: investment in website development and internal-use software in investing activities	(2,814)	(2,187)	(6,191)	(4,062)
Free Cash Flow	$47,568	$9,962	$59,448	$16,935

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

General and administrative expenses

General and administrative expenses (“G&A”) include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our executive, legal, human resources, finance, brand strategy, communications, public relations, and other corporate functions. These expenses also include operating expenses primarily relating to general and administrative functions for insurance, third-party software and hosting to support those functions, related depreciation and amortization, and other general corporate costs. We expect G&A to increase for the foreseeable future as we increase headcount with the growth of our business. However, we anticipate G&A will decrease as a percentage of revenue over the long term, in part due to our expected execution of disciplined headcount growth, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income (expense)

Other income (expense) primarily consists of interest income from our cash and cash equivalents and investment accounts, and, in prior years, change in fair value of liabilities. Additionally, other income (expense) includes non-operating and one-time charges classified outside of operating expenses.

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

Results of Operations

Comparisons for the three and six months ended June 30, 2024 and 2023

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue	$315,648	$207,912	$107,736	52%	$593,819	$398,682	$195,137	49%
Cost of revenue	59,035	37,754	21,281	56%	108,111	75,099	33,012	44%
Gross profit	256,613	170,158	86,455	51%	485,708	323,583	162,125	50%
Operating expenses:(1)
Marketing	144,922	107,219	37,703	35%	275,475	204,464	71,011	35%
Operations and support	41,453	29,227	12,226	42%	80,200	55,409	24,791	45%
Technology and development	18,654	11,804	6,850	58%	33,978	22,552	11,426	51%
General and administrative	40,554	31,144	9,410	30%	75,122	61,657	13,465	22%
Total operating expenses	245,583	179,394	66,189	37%	464,775	344,082	120,693	35%
Income (loss) from operations	11,030	(9,236)	20,266	*	20,933	(20,499)	41,432	*
Other income (expense):
Change in fair value of liabilities	—	(173)	173	(100)%	—	(468)	468	(100)%
Other income, net	2,394	2,239	155	7%	4,894	4,116	778	19%
Total other income, net	2,394	2,066	328	16%	4,894	3,648	1,246	34%
Income (loss) before income taxes	13,424	(7,170)	20,594	*	25,827	(16,851)	42,678	*
(Provision) benefit for income taxes	(127)	13	(140)	*	(1,402)	(373)	(1,029)	276%
Net income (loss)	$13,297	$(7,157)	$20,454	*	$24,425	$(17,224)	$41,649	*
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Marketing	$2,393	$1,487	$4,297	$2,483
Operations and support	2,702	1,854	4,857	3,008
Technology and development	3,195	2,092	5,400	3,553
General and administrative	15,752	11,412	28,520	21,968
Total stock-based compensation expense	$24,042	$16,845	$43,074	$31,012

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	19%	18%	18%	19%
Gross profit	81%	82%	82%	81%
Operating expenses:
Marketing	46%	51%	46%	51%
Operations and support	13%	14%	14%	14%
Technology and development	6%	6%	6%	6%
General and administrative	13%	15%	13%	15%
Total operating expenses	78%	86%	79%	86%
Income (loss) from operations	3%	(4)%	3%	(5)%
Other income (expense):
Change in fair value of liabilities	—%	—%	—%	—%
Other income, net	1%	1%	1%	1%
Total other income, net	1%	1%	1%	1%
Income (loss) before income taxes	4%	(3)%	4%	(4)%
(Provision) benefit for income taxes	—%	—%	—%	—%
Net income (loss)	4%	(3)%	4%	(4)%

Revenue

Revenue was $315.6 million for the three months ended June 30, 2024, compared to $207.9 million for the three months ended June 30, 2023, an increase of $107.7 million, or 52%. Revenue was $593.8 million for the six months ended June 30, 2024, compared to $398.7 million for the six months ended June 30, 2023, an increase of $195.1 million, or 49%. For a detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $59.0 million for the three months ended June 30, 2024, compared to $37.8 million for the three months ended June 30, 2023, an increase of $21.3 million, or 56%. This increase was due to increased product and packaging costs of 83%, increased costs associated with medical consultation services of 32%, and increased shipping costs of 28%, compared to the three months ended June 30, 2023. Cost of revenue was $108.1 million for the six months ended June 30, 2024, compared to $75.1 million for the six months ended June 30, 2023, an increase of $33.0 million, or 44%. This increase was primarily due to increased product and packaging costs of approximately 64%, increased shipping costs of 27%, and increased costs associated with medical consultation services of 22%, compared to the six months ended June 30, 2023. The increases in cost of revenue for the three and six months ended June 30, 2024 were due to overall increased business activity with the addition of new Subscribers as well as newer offerings.

Gross profit was $256.6 million for the three months ended June 30, 2024, compared to $170.2 million for the three months ended June 30, 2023, an increase of $86.5 million, or 51%. Correspondingly, gross margin was 81% for the three months ended June 30, 2024, compared to 82% for the three months ended June 30, 2023. Gross profit was $485.7 million for the six months ended June 30, 2024, compared to $323.6 million for the six months ended June 30, 2023, an increase of $162.1 million, or 50%. Correspondingly, gross margin was 82% for the six months ended June 30, 2024, compared to 81% for the six months ended June 30, 2023. A minor decrease in gross margin for the three months ended June 30, 2024 was primarily due to the addition of newer offerings. A minor increase in gross margin for the six months ended June 30, 2024 was primarily due to lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, synergies gained through increased fulfillment volume, as well as lower shipping costs as a percent of revenue as a result of optimizing costs. This increase was partially offset by the addition of newer offerings.

Marketing expenses

Marketing expenses were $144.9 million for the three months ended June 30, 2024, compared to $107.2 million for the three months ended June 30, 2023, an increase of $37.7 million, or 35%. The most significant component of marketing expenses is customer acquisition costs, which increased to $123.8 million in the three months ended June 30, 2024, compared to $90.0 million for the three months ended June 30, 2023, an increase of $33.8 million. Marketing expenses were $275.5 million for the six months ended June 30, 2024, compared to $204.5 million for the six months ended June 30, 2023, an increase of $71.0 million, or 35%. Customer acquisition costs increased to $237.0 million in the six months ended June 30, 2024, compared to $174.0 million for the six months ended June 30, 2023, an increase of $63.0 million. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, streaming television, affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth. These increases were partially offset by a decrease in investment in linear television marketing.

Operations and support

Operations and support expenses were $41.5 million for the three months ended June 30, 2024, compared to $29.2 million for the three months ended June 30, 2023, an increase of $12.2 million or 42%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $5.7 million, an increase in order fulfillment, transaction processing, and selling costs of $2.7 million, an increase in professional services of $1.3 million, and an increase in depreciation, amortization, and technology costs relating to operations and support functions of $1.2 million. Operations and support expenses were $80.2 million for the six months ended June 30, 2024, compared to $55.4 million for the six months ended June 30, 2023, an increase of $24.8 million or 45%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $12.7 million, an increase in order fulfillment, transaction processing, and selling costs of $4.1 million, an increase in professional services of $2.1 million, an increase in depreciation, amortization, and technology costs of $2.1 million, and an increase in stock-based compensation of $1.8 million.

Technology and development

Technology and development expenses were $18.7 million for the three months ended June 30, 2024, compared to $11.8 million for the three months ended June 30, 2023, an increase of $6.9 million or 58%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $3.0 million, an increase in depreciation, amortization, and technology costs of $1.8 million, and an increase in stock-based compensation of $1.1 million. Technology and development expenses were $34.0 million for the six months ended June 30, 2024, compared to $22.6 million for the six months ended June 30, 2023, an increase of $11.4 million or 51%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $5.5 million, an increase in depreciation, amortization, and technology costs of $3.4 million, and an increase in stock-based compensation of $1.8 million.

General and administrative

General and administrative expenses were $40.6 million for the three months ended June 30, 2024, compared to $31.1 million for the three months ended June 30, 2023, an increase of $9.4 million or 30%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $4.3 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $2.0 million, and an increase in professional services of $1.8 million. General and administrative expenses were $75.1 million for the six months ended June 30, 2024, compared to $61.7 million for the six months ended June 30, 2023, an increase of $13.5 million, or 22%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $6.6 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $2.9 million, and an increase in professional services of $2.5 million.

Other income

Other income was $2.4 million for the three months ended June 30, 2024, compared to $2.1 million for the three months ended June 30, 2023, an increase of $0.3 million. The increase was driven primarily by interest income for the three months ended June 30, 2024 of $2.4 million, compared to $2.2 million for the three months ended June 30, 2023. Other income was $4.9 million for the six months ended June 30, 2024, compared to $3.6 million for the six months ended June 30, 2023, an increase of $1.2 million. This increase was driven primarily by interest income for the six months ended June 30, 2024 of $5.0 million, compared to $4.1 million for the six months ended June 30, 2023.

(Provision) benefit for income taxes

Provision for income taxes was $0.1 million for the three months ended June 30, 2024, compared to a benefit for income taxes of less than $0.1 million for the three months ended June 30, 2023. Provision for income taxes was $1.4 million for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023. These changes were primarily due to an increase in current federal and current state income taxes. We intend to continue maintaining a full valuation allowance on all deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, we believe that, in the foreseeable future, sufficient positive evidence may become available to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, and corresponding one-time increase to net income, for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are actually able to achieve.

Liquidity and Capital Resources

As of June 30, 2024, our principal sources of liquidity are cash and cash equivalents in the amount of $129.3 million, which are primarily invested in interest-bearing cash accounts and money market funds, and investments in the amount of $98.0 million, which are invested in U.S. Treasury bills, corporate bonds, government and government agency securities, and asset-backed bonds.

During the six months ended June 30, 2024, we made cash payments for the earn-out payable for Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), totaling $6.0 million, with such payment amounts determined in fiscal year 2023 in accordance with the terms of the related acquisition agreement. The HHL earn-out payments totaling $6.0 million are recorded: (i) $2.8 million within operating activities; and (ii) $3.2 million within financing activities on the condensed consolidated statements of cash flows. The total earn-out payment also included shares of our Class A common stock. No further earn-out payables are due under the HHL acquisition agreement.

In July 2024, we executed a purchase agreement to acquire all membership interests of a 503B compounding outsourcing facility registered with the Food and Drug Administration and located in the United States, for total cash and stock consideration of approximately $31.0 million. Closing may occur prior to the end of 2024 and is subject to certain conditions pursuant to the purchase agreement, including certain regulatory approvals.

Prior to 2024, we historically incurred significant losses from operations. While we had income from operations for the three and six months ended June 30, 2024, similar performance in the near future is not certain due to the continued investments we are making in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, or other macroeconomic factors. We expect to continue to pursue opportunities to expand our internal fulfillment capabilities and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may also use our cash and cash equivalents to repurchase up to $100 million of our Class A common stock through August 31, 2027 at management’s discretion pursuant to our new share repurchase program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$79,432	$26,309
Net cash provided by (used in) investing activities	8,572	(1,740)
Net cash used in financing activities	(55,373)	(5,953)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $79.4 million for the six months ended June 30, 2024. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $43.1 million, net income of $24.4 million, and depreciation and amortization of $6.6 million, partially offset by net accretion on securities of $2.3 million. In addition, a net cash inflow totaling $5.8 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable of $16.2 million and an increase in deferred revenue of $13.3 million. This inflow was partially offset by an increase in inventory of $18.1 million and a decrease in earn-out payable of $2.8 million.

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

Net cash provided by investing activities for the six months ended June 30, 2024 was $8.6 million, which was primarily due to net investment cash inflows of $28.6 million. This cash inflow was partially offset by $13.8 million in purchases of property, equipment, and intangible assets and investments of $6.2 million in website development and internal-use software.

Net cash used in investing activities for the six months ended June 30, 2023 was $1.7 million, which was due to investments of $5.3 million in purchases of property, equipment, and intangible assets and $4.1 million in website development and internal-use software. This cash outflow was partially offset by net investment cash inflows of $7.6 million.

Cash flows from financing activities

Net cash used in financing activities for the six months ended June 30, 2024 was $55.4 million, which was primarily due to repurchases of our Class A common stock of $48.0 million, payments for taxes related to net share settlement of equity awards of $22.3 million, and payments for acquisition-related earn-out consideration of $3.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $16.5 million and proceeds from employee stock purchase plan of $1.6 million.

Net cash used in financing activities for the six months ended June 30, 2023 was $6.0 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $7.4 million. This cash outflow was partially offset by proceeds from employee stock purchase plan of $0.9 million and proceeds from the exercise of stock options of $0.6 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of June 30, 2024 were $20.4 million, of which $6.9 million was payable within 12 months.

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

For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report for the year ended December 31, 2023. Since December 31, 2023, there have been no material changes to our critical accounting estimates, other than income taxes described below.

Income Taxes

We are required to assess whether it is more likely than not that we will realize our deferred tax assets. Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. If we believe that they are not more likely than not to be fully realizable before the expiration dates applicable to such assets, then to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.

We evaluate our deferred tax assets for realizability considering both positive and negative evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies, and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management’s approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision and could have a material impact on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

We will continue to evaluate the need for a valuation allowance and may change our conclusion in a future period based on changes in facts. If we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we will release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $227.3 million and $221.0 million, as of June 30, 2024 and December 31, 2023, respectively, which were held for working capital purposes. Our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of U.S. Treasury bills, corporate bonds, government and government agency securities, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the six months ended June 30, 2024 and 2023 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of June 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing, we need to continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, including disruptive technologies by market participants, including us, can quickly make our products and services obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect. For example, in May 2024, we began providing access to compounded injectable semaglutide, a glucagon-like peptide-1 receptor agonist (GLP-1), on our platform as part of our weight loss specialty. GLP-1s are subject to elevated consumer demand, related global drug shortages, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply, and an evolving regulatory landscape could impact our ability to continue offering access to such products. If regulatory or market conditions change, or we are unable to meet our customers’ demand for these offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected. Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Affiliated Pharmacies, and Partner Pharmacies, and to our ability to attract new customers, Providers, strategic partners, Affiliated Pharmacies and Partner Pharmacies. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, the Providers on our platform, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “–Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). Additionally, unexpected side effects or safety or efficacy concerns with our offerings, including compounded injectable semaglutide or GLP-1s as a class, significant changes in demand, litigation or regulatory proceedings and investigations, negative publicity, pressure from existing or new competitive products, or changes in labeling or pricing for these medications, could materially impact our results of operations. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

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
•perceived risks associated with compounded medications, including the prescribing, compounding, fulfillment, distribution, and marketing of such medications;
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

The market for our model is new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including the utilization and integration of artificial intelligence in our offerings, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings, customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of Providers and healthcare organizations to partner with us, increase their use of telehealth and pharmaceutical compounding, and our ability to demonstrate the value of our technology to Providers, as well as our existing and potential customers. If Providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth and artificial intelligence could limit market acceptance of our business model and services.

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, advances in technology, and general movement to telehealth. Widespread acceptance of personalized healthcare enabled by technology and pharmaceutical compounding is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

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

We have recently experienced a period of rapid growth in our operations and headcount. We grew our revenue from $271.9 million for the year ended December 31, 2021, to $526.9 million for the year ended December 31, 2022, to $872.0 million for the year ended December 31, 2023. Our number of employees has increased significantly over the last few years, from 398 employees as of December 31, 2021 to 1,046 employees as of December 31, 2023. We have also established operations in the U.K., launched the Affiliated Pharmacies dedicated to our operations, completed acquisitions of HHL and Apostrophe, expanded into new specialties, and significantly increased the size of our customer base.

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

Through our platform, our customers gain access to one or more licensed Providers, including physicians, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These Providers are employed by or contracted with Affiliated Medical Groups. We enter into certain contractual arrangements with the Affiliated Medical Groups and their provider owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the Providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on Providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by Providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences, and have been the subject of a recent increase in focus and action by a number of state legislatures. More restrictive treatment of healthcare professionals’ relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, competition within our industry for acquisitions of businesses, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate and execute acquisitions successfully, including our recently-announced agreement to acquire a 503B compounding outsourcing facility registered with the Food and Drug Administration prior to fiscal year end, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Partner Pharmacies and Affiliated Pharmacies to provide efficient fulfillment and distribution of prescription medication. We also depend on our relationships with certain third-party manufacturers and/or suppliers of products or ingredients (“Manufacturing Suppliers”) to manufacture and/or supply certain of our products or product ingredients, including compounded GLP-1s, to our Affiliated Pharmacies. We cannot control the timing, or ensure the availability, of any such offerings.

Any interruption in the availability of a sufficient number of Providers or supply from our Partner Pharmacies or Affiliated Pharmacies could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of Providers. Similarly, if we were to lose our relationship with one of our Affiliated Pharmacies, Partner Pharmacies, or Manufacturing Suppliers, are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies or Affiliated Pharmacies, or one of the Affiliated Pharmacies, Partner Pharmacies, or Manufacturing Suppliers was subject to regulatory or legal enforcement, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Affiliated Pharmacy, Partner Pharmacy or Manufacturing Supplier is terminated, or any Affiliated Medical Group, Affiliated Pharmacy, Partner Pharmacy, or Manufacturing Supplier experiences a disruption in operations, including as the result of regulatory or legal enforcement. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Disruption in our global supply chain and changes to tax or trade policy could negatively impact our business.

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. Our ability to offer access to branded GLP-1 offerings is subject to supply chain constraints, which we expect to continue for the foreseeable future. Our compounded GLP-1 offerings may also be subject to periodic supply chain constraints. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East, other acts of war or terrorism, trade sanctions, inflation, health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition.

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

In May 2024, we began offering access to GLP-1s, in the form of branded injectable semaglutide and compounded injectable semaglutide, as part of our weight loss specialty. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage as well as litigation in recent years, including with respect to compounded GLP-1s. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Any governmental inquiry or action or litigation brought against us, a Partner Pharmacy, Affiliated Pharmacy, or Manufacturing Supplier relating to our compounding activities, including with respect to GLP-1 products, could have an adverse effect on our brand, reputation and business.

Additionally, certain aspects of the GLP-1 compounding to which we offer access is based on current shortages of branded GLP-1s, and we cannot predict when such shortages will be resolved. While FDA does not limit compounding to drug shortages and we believe there are paths to continue offering access to certain compounded GLP-1s after the shortage ends, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters. If our ability to offer these products is constrained in the future, supply may be limited, the price of these offerings may increase significantly and the margins on our sale of such products may decrease, which could decrease new customer demand, cause existing customers to cancel their subscriptions, and reduce our revenues and/or gross profit from sales of such products, which could harm our brand, reputation, results of operations and the market price of our Class A common stock.

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

The products available through our platform, and the third-party suppliers and manufacturers of these products, including our Manufacturing Suppliers, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, shipping, marketing, and sale of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be compounded, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet, or changes to any international, federal, state, or local requirements attendant to the testing, compounding, production, distribution, labeling, packaging, handling, sales and marketing, continued safety and/or other aspects of a regulated product, including any changes to the interpretation or enforcement of such requirements or any exemptions from such requirements, could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses or unapproved drugs or if the FDA determined that any of our compounded products do not meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable.

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

In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, our Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups or Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state, or foreign enforcement authorities might also take action against us or the Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups or Providers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements.

Further, we currently source the compounded GLP-1 products that we provide access to on our platform from a Manufacturing Supplier that operates as a 503B outsourcing facility. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. For example, the facility must register with FDA, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s guidance for outsourcing facilities addressing

cGMP. If the Manufacturing Supplier(s) that we use or any of our compounded products are found not to satisfy the criteria set forth in Section 503B by the FDA, it could have an adverse effect on our business and our results of operations. Additionally, due to certain differences in the compounding requirements for 503A pharmacies and 503B outsourcing facilities, if the drug shortage that currently exists with respect to GLP-1s ends, compounding of GLP-1s may need to take place in a 503A pharmacy capable of sterile compounding instead of a 503B outsourcing facility, which could have an adverse effect on our operations.

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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of information, causing sensitive, confidential or proprietary information to be accessed or acquired without authorization, or to become publicly available. We utilize vendors and other third-party service providers for important aspects of the collection, storage, transmission, and verification of customer information and other confidential, and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the nature of the sensitive, confidential, and proprietary information that we and our service providers collect, store, transmit, and otherwise process, the security of our and our vendors’ technology platforms and other aspects of our services, including those provided or facilitated by third-party service providers, are important to our operations and business strategy. We take certain administrative, legal, physical, and technological safeguards to address these risks, such as requiring outsourcing subcontractors who handle customer, user, and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard sensitive, confidential, and proprietary information. Measures taken to protect our systems, those of our vendors or other third-party service providers, or sensitive, confidential, and proprietary information that we or such third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. Certain of our vendors have experienced security breaches or other disruptions in the past, and we expect that other vendors or third-party service providers will experience such breaches or other disruptions in the future. Although we take steps to help protect sensitive, confidential, and proprietary information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance, or other disruptions.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to operate our platform and perform our services, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach or disruption could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. We may also not be fully indemnified for the costs we may incur as a result of any such breach at one of our vendors or other third-party service providers.

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

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, intellectual property rights, including use of an individual’s likeness and related trademarks, are a key asset of the celebrity influencers we work with and any use by us of such assets is often heavily negotiated. Our future success depends in part on not infringing upon the intellectual property rights of others and being successful in overcoming any claims of infringement brought against us. We have in the past and may in the future receive notices that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights, and the intellectual property disputes that we face may increase in number and/or materiality as a result of our expansion, product categories, and competitive dynamics. We may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

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

We have incurred net losses on an annual basis since inception. We had an accumulated deficit of $368.2 million as of December 31, 2023. For the three and six months ended June 30, 2024, we had net income of $13.3 million and $24.4 million, respectively, and Adjusted EBITDA of $39.3 million and $71.7 million, respectively. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our cash flows from operations were negative for the years ended December 31, 2021 and 2022. While we had positive cash flows from operations for the year ended December 31, 2023 and the three and six months ended June 30, 2024, we may not generate positive cash flows from operations, or maintain profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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
•seasonality trends in our Wholesale Revenue and in our weight loss specialty;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2024, all of the 98,723 outstanding Class A common stock warrants issued in connection with a historical debt arrangement, with a weighted average exercise price of $6.96, were net exercised for 52,639 shares of Class A common stock. Upon the exercise of these warrants, the holders received an additional 9,657 shares of Class A common stock based on the terms of the historical earn-out arrangement. For more detail regarding the transaction, see Note 13 – Stockholders’ Equity to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

In June 2024, we issued 119,344 shares of restricted Class A common stock to former equityholders of HHL, representing the equity portion of the final earn-out payable for our June 2021 acquisition of HHL. These securities were valued at $1.4 million for accounting purposes. For more detail regarding the transaction, see Note 13 – Stockholders’ Equity to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Share repurchase activity during the three months ended June 30, 2024 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
April 1, 2024 to April 30, 2024	—	$—	—	$19,938
May 1, 2024 to May 31, 2024	1,609,043	$12.39	1,609,043	$—
June 1, 2024 to June 30, 2024	—	$—	—	$—
Total repurchases	1,609,043		1,609,043
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On November 6, 2023, we announced that our Board of Directors had authorized a repurchase program, pursuant to which we may repurchase up to $50.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means, including through 10b5-1 trading plans. The repurchase program had an expiration date of November 8, 2025. As of June 30, 2024, $50.0 million of our shares had been repurchased under the authorization and the program had been fully utilized.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Melissa Baird, Chief Operating Officer	Adoption	5/30/2024	10/7/2024 - 3/28/2025	Y	406,122
Oluyemi Okupe, Chief Financial Officer	Adoption	5/9/2024	8/19/2024 - 8/15/2025	Y	1,050,976

Oluyemi Okupe, Chief Financial Officer	Termination(2)	5/31/2024	8/19/2024 - 8/15/2025	Y	1,050,976
Oluyemi Okupe, Chief Financial Officer	Adoption	5/31/2024	9/3/2024 - 8/28/2025	Y	1,050,976 (3)
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)No securities were purchased or sold under the trading arrangement. The trading arrangement was terminated for administrative reasons, during the Company's open trading window, and at a time when Mr. Okupe was not in possession of material, non-public information about the Company.
(3)Mr. Okupe's 10b5-1 plan provides for the sale of a percentage of 374,871 shares of our Class A Common Stock subject to RSUs, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Okupe's 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the aggregate number of shares to be sold pursuant to Mr. Okupe's 10b5-1 plan is inclusive of these 374,871 shares.

In Part II, Item 9B of our Annual Report on Form 10-K for the year ended December 31, 2023, the table containing Rule 10b5-1 trading arrangements included an incorrect number of shares for Andrew Dudum. The “Aggregate Number of Securities Subject to the Trading Arrangement” for Mr. Dudum disclosed that up to 3,000,000 shares could be sold under the plan, but such amount should have included up to an additional 427,356 shares subject to RSUs, net of any shares withheld to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards. The number of shares to be withheld, and thus the exact number of shares subject to RSUs to be sold pursuant to Mr. Dudum's 10b5-1 Plan, can only be determined upon the occurrence of the future vesting events.

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
August 5, 2024

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)