Form 10-Q
period 2024-09-30
Hims & Hers Health, Inc.
filed 2024-11-04
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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
Yes ☐ No ☒

As of November 1, 2024, 210,101,491 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending acquisitions, the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of any litigation or governmental actions that may arise in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,518	$96,663
Short-term investments	88,553	124,318
Inventory	49,110	22,464
Prepaid expenses and other current assets	23,194	21,608
Total current assets	326,375	265,053
Restricted cash	856	856
Goodwill	112,728	110,881
Property, equipment, and software, net	52,144	36,143
Intangible assets, net	44,818	18,574
Operating lease right-of-use assets	10,884	9,588
Deferred tax assets, net	54,318	—
Other long-term assets	138	91
Total assets	$602,261	$441,186
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$75,444	$43,070
Accrued liabilities	43,224	28,972
Deferred revenue	32,184	7,733
Earn-out payable	—	7,412
Operating lease liabilities	1,793	1,281
Total current liabilities	152,645	88,468
Operating lease liabilities	9,565	8,667
Other long-term liabilities	—	22
Total liabilities	162,210	97,157
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 209,438,554 and 205,104,120 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of September 30, 2024 and December 31, 2023	22	21
Additional paid-in capital	707,962	712,307
Accumulated other comprehensive income (loss)	229	(124)
Accumulated deficit	(268,162)	(368,175)
Total stockholders' equity	440,051	344,029
Total liabilities and stockholders' equity	$602,261	$441,186
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$401,556	$226,699	$995,375	$625,381
Cost of revenue	83,670	39,391	191,781	114,490
Gross profit	317,886	187,308	803,594	510,891
Operating expenses:
Marketing	182,284	116,076	457,759	320,540
Operations and support	47,519	31,609	127,719	87,018
Technology and development	21,092	12,270	55,070	34,822
General and administrative	44,617	35,907	119,739	97,564
Total operating expenses	295,512	195,862	760,287	539,944
Income (loss) from operations	22,374	(8,554)	43,307	(29,053)
Other income (expense):
Change in fair value of liabilities	—	(588)	—	(1,056)
Other income, net	1,219	2,226	6,113	6,342
Total other income, net	1,219	1,638	6,113	5,286
Income (loss) before income taxes	23,593	(6,916)	49,420	(23,767)
Benefit (provision) for income taxes	51,995	(651)	50,593	(1,024)
Net income (loss)	75,588	(7,567)	100,013	(24,791)
Other comprehensive income	397	125	353	144
Total comprehensive income (loss)	$75,985	$(7,442)	$100,366	$(24,647)
Net income (loss) per share attributable to common stockholders, Class A and Class V:
Basic	$0.35	$(0.04)	$0.47	$(0.12)
Diluted	$0.32	$(0.04)	$0.43	$(0.12)
Weighted average shares outstanding, Class A and Class V:
Basic	216,617,143	210,134,681	214,902,040	208,576,903
Diluted	235,069,539	210,134,681	233,149,762	208,576,903
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	925,243	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(7,314)	—	—	(7,314)
Exercise of vested stock options	2,027,347	—	5,070	—	—	5,070
Repurchases and retirement of common stock	(2,023,080)	—	(28,064)	—	—	(28,064)
Stock-based compensation	—	—	19,671	—	—	19,671
Other comprehensive loss	—	—	—	(38)	—	(38)
Net income	—	—	—	—	11,128	11,128
Balance as of March 31, 2024	214,411,253	21	701,670	(162)	(357,047)	344,482
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,230,801	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(14,967)	—	—	(14,967)
Exercise of vested stock options	2,214,099	1	11,401	—	—	11,402
Exercise of Class A common stock warrants	62,296	—	—	—	—	—
Repurchases and retirement of common stock	(1,609,043)	—	(19,932)	—	—	(19,932)
Issuance of common stock under employee stock purchase plan	366,524	—	1,622	—	—	1,622
Issuance of common stock for acquisition-related earn-out consideration	119,344	—	1,396	—	—	1,396
Stock-based compensation	—	—	24,672	—	—	24,672
Other comprehensive loss	—	—	—	(6)	—	(6)
Net income	—	—	—	—	13,297	13,297
Balance as of June 30, 2024	216,795,274	22	705,862	(168)	(343,750)	361,966
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,132,889	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(10,815)	—	—	(10,815)
Exercise of vested stock options	808,856	—	2,033	—	—	2,033
Repurchases and retirement of common stock	(1,897,183)	—	(30,038)	—	—	(30,038)
Issuance of common stock for acquisition of business	976,341	—	15,500	—	—	15,500
Stock-based compensation	—	—	25,420	—	—	25,420
Other comprehensive income	—	—	—	397	—	397
Net income	—	—	—	—	75,588	75,588
Balance as of September 30, 2024	217,816,177	$22	$707,962	$229	$(268,162)	$440,051

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	751,486	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,657)	—	—	(3,657)
Exercise of vested stock options	131,246	—	245	—	—	245
Stock-based compensation	—	—	14,317	—	—	14,317
Other comprehensive income	—	—	—	166	—	166
Net loss	—	—	—	—	(10,067)	(10,067)
Balance as of March 31, 2023	209,312,044	21	667,531	(111)	(354,696)	312,745
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,017,129	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,754)	—	—	(3,754)
Exercise of vested stock options	211,002	—	315	—	—	315
Issuance of common stock under employee stock purchase plan	256,946	—	898	—	—	898
Stock-based compensation	—	—	17,171	—	—	17,171
Other comprehensive loss	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(7,157)	(7,157)
Balance as of June 30, 2023	210,797,121	21	682,161	(258)	(361,853)	320,071
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	779,497	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(2,690)	—	—	(2,690)
Exercise of vested stock options	379,399	—	1,131	—	—	1,131
Stock-based compensation	—	—	17,492	—	—	17,492
Other comprehensive income	—	—	—	125	—	125
Net loss	—	—	—	—	(7,567)	(7,567)
Balance as of September 30, 2023	211,956,017	$21	$698,094	$(133)	$(369,420)	$328,562
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$100,013	$(24,791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,027	6,857
Stock-based compensation	67,973	48,289
Change in fair value of liabilities	—	1,056
Net accretion on securities	(3,440)	(4,034)
Benefit for deferred taxes	(54,340)	(30)
Impairment of long-lived assets	114	429
Non-cash operating lease cost	1,875	1,412
Non-cash acquisition-related costs	—	2,264
Non-cash other	435	87
Changes in operating assets and liabilities:
Inventory	(26,295)	(430)
Prepaid expenses and other current assets	(1,535)	(401)
Other long-term assets	(47)	(39)
Accounts payable	35,052	4,401
Accrued liabilities	14,002	14,912
Deferred revenue	24,451	2,920
Operating lease liabilities	(1,761)	(1,402)
Earn-out payable	(2,825)	—
Net cash provided by operating activities	164,699	51,500
Investing activities
Purchases of investments	(150,595)	(136,415)
Maturities of investments	189,292	117,334
Proceeds from sales of investments	725	1,574
Investment in website development and internal-use software	(8,730)	(6,705)
Purchases of property, equipment, and intangible assets	(17,135)	(8,589)
Acquisition of business, net of cash acquired	(15,399)	—
Net cash used in investing activities	(1,842)	(32,801)
Financing activities
Proceeds from exercise of vested stock options	18,505	1,691
Payments for taxes related to net share settlement of equity awards	(33,096)	(10,101)
Repurchases of common stock	(78,034)	—
Proceeds from employee stock purchase plan	1,622	898
Payments for acquisition-related earn-out consideration	(3,190)	—
Net cash used in financing activities	(94,193)	(7,512)
Foreign currency effect on cash and cash equivalents	191	37
Increase in cash, cash equivalents, and restricted cash	68,855	11,224
Cash, cash equivalents, and restricted cash at beginning of period	97,519	47,628
Cash, cash equivalents, and restricted cash at end of period	$166,374	$58,852
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$165,518	$57,996
Restricted cash	856	856
Total cash, cash equivalents, and restricted cash	$166,374	$58,852
Supplemental disclosures of cash flow information
Cash paid for taxes	$3,872	$645
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$704	$5,237
Right-of-use asset obtained in exchange for lease liability	2,174	591
Issuance of common stock for acquisition-related earn-out consideration	1,396	—
Issuance of common stock and liabilities assumed in connection with acquisition of business	16,000	—

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

The condensed consolidated financial statements as of September 30, 2024 are unaudited. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2023 (the “audited consolidated financial statements”).

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation of inventory, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, estimates used in the capitalization of website development and internal-use software costs, valuation of deferred tax assets, and judgments relating to impairment triggering events for long-lived assets. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s condensed consolidated financial statements will be affected.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $1.8 million was acquired in 2024. No goodwill impairment was recorded for the three and nine months ended September 30, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets. No impairment of long-lived assets was recorded for each of the three months ended September 30, 2024 and 2023. The Company recognized $0.1 million and $0.4 million of impairment charges on long-lived assets during the nine months ended

September 30, 2024 and 2023, respectively, in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

Revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Online Revenue	$392,573	$219,665	$967,177	$605,018
Wholesale Revenue	8,983	7,034	28,198	20,363
Total revenue	$401,556	$226,699	$995,375	$625,381

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and nine months ended September 30, 2024 and 2023, service revenue represented less than 10% of consolidated revenues.

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

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”), (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to the Company’s customers; and (iii) Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), which is a licensed 503B compounding outsourcing facility. MedisourceRx manufactures products primarily for the Company’s customers, and the pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For online sales, payment for prescription medication and non-prescription products is typically collected from the customer a few days in advance of product shipment in accordance with contract terms, with the exception of prepaid offerings for which payment is collected upfront with subsequent shipments typically occurring monthly, quarterly, or semi-annually. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the condensed consolidated balance sheets since the associated revenue will be recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will begin including expanded segment disclosures related to operating expenses within its Form 10-K for the year ended December 31, 2024, but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

3. Acquisitions

In September 2024, the Company satisfied all closing conditions of the executed purchase agreement to acquire all of the membership interests of MedisourceRx, a 503B compounding outsourcing facility registered with the Food and Drug Administration and located in the United States. The purchase price for accounting purposes was $31.0 million, including cash payments of $15.5 million and 976,341 shares of Class A common stock valued at $15.5 million. The Class A common stock is not subject to any vesting terms. The final purchase price is subject to a post-closing purchase price adjustment within 90 days of the closing date of the purchase agreement.

The Company also incurred acquisition costs of $1.3 million directly related to the acquisition which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The fair value of the 503B pharmacy license was determined using the income approach. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed (in thousands):

503B pharmacy license	$28,596
Goodwill	1,847
Other net assets	557
Net assets acquired	$31,000

Amortization expense related to the 503B pharmacy license is recognized on a straight-line basis over the useful life of ten years, within operations and support expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss).

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The acquired goodwill of $1.8 million represents future economic benefits expected to arise from synergies from combining operations resulting in increased market presence of compounding capabilities and advanced expertise of compounding operations. The $1.8 million of goodwill recognized upon acquisition is expected to be deductible for U.S. income tax purposes.

The pro forma financial information, assuming the acquisition had occurred as of the beginning of the fiscal year prior to the fiscal year of the acquisition, as well as the revenue and earnings generated during the period after the acquisition date, were not material and accordingly have not been presented.

4. Investments

Short-term investments as of September 30, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$58,951	$229	$—	$59,180
Corporate bonds	26,495	14	—	26,509
Government and government agency	2,860	4	—	2,864
Total short-term investments	$88,306	$247	$—	$88,553

Short-term investments as of December 31, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$63,809	$24	$—	$63,833
Corporate bonds	39,152	18	(1)	39,169
Government and government agency	20,624	—	(14)	20,610
Asset-backed bonds	705	1	—	706
Total short-term investments	$124,290	$43	$(15)	$124,318

5. Inventory

Inventory consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$28,142	$15,221
Raw materials	20,968	7,243
Total inventory	$49,110	$22,464

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$12,900	$10,665
Wholesale trade receivables	4,574	5,705
Other current assets	5,720	5,238
Total prepaid expenses and other current assets	$23,194	$21,608

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Purchased and internal-use software and website development	$31,333	$22,970
Facility equipment and other tangible property	24,650	8,254
Leasehold improvements	10,229	2,256
Assets not placed in service	5,853	14,907
Total property, equipment, and software	72,065	48,387
Less: accumulated depreciation and amortization	(19,921)	(12,244)
Total property, equipment, and software, net	$52,144	$36,143

Depreciation and amortization expense for property, equipment, and software was $3.5 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $8.6 million and $4.1 million for the nine months ended September 30, 2024 and 2023, respectively.

There were no impairment charges for property, equipment, and software for each of the three months ended September 30, 2024 and 2023. Impairment charges on property, equipment, and software were $0.1 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

8. Intangible Assets, Net

Intangible assets as of September 30, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(238)	$28,358	9.9
Trade name	24,170	(8,662)	15,508	6.7
Other	4,831	(3,879)	952	6.1
Intangible assets, net	$57,597	$(12,779)	$44,818	8.7

Intangible assets as of December 31, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(6,880)	$17,290	7.4
Other	4,803	(3,519)	1,284	5.7
Intangible assets, net	$28,973	$(10,399)	$18,574	7.3

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.4 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.

There were no impairment charges on intangible assets for the three and nine months ended September 30, 2024 and 2023.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to September 30, 2024 is as follows (in thousands):

The remainder of 2024	$1,379
2025	5,485
2026	5,339
2027	5,213
2028	5,213
2029 and thereafter	22,189
$44,818

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Marketing	$17,768	$12,331
Payroll	10,776	7,888
Professional services	6,709	5,341
Tax	3,389	2,009
Other accruals	4,582	1,403
Total accrued liabilities	$43,224	$28,972

10. Operating Leases

The Company has various operating leases for manufacturing, fulfillment, and corporate facilities with lease periods expiring between fiscal years 2025 and 2027, not including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments, if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise. In the first quarter of 2024, a reassessment was triggered due to signing a lease for a new facility which is in close proximity to and also acts as an operational expansion of an existing facility, as well as investment in leasehold improvements in the existing facility. This resulted in the remeasurement of the lease liability and an adjustment of $0.9 million to the carrying amount of the corresponding right-of-use (“ROU”) asset for the existing facility. In the fourth quarter of 2023, a reassessment of another of the Company’s leased facilities was triggered due to significant leasehold improvements. This resulted in the remeasurement of the lease liability and an adjustment of $5.7 million to the carrying amount of the corresponding ROU asset.

For the three months ended September 30, 2024 and 2023, the Company recorded operating lease costs of $0.8 million and $0.6 million, respectively, including variable operating lease costs of $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded operating lease costs of $2.2 million and $1.7 million, respectively, including variable operating lease costs of $0.4 million and $0.3 million, respectively.

For the nine months ended September 30, 2024 and 2023, operating cash flows used for operating leases were $1.8 million and $1.4 million, respectively. As of September 30, 2024, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 5.8 years and 8.8%, respectively.

Future minimum lease payments, including for renewal options the Company is reasonably certain to exercise, under the Company's non-cancelable operating leases subsequent to September 30, 2024 are as follows (in thousands):

The remainder of 2024	$675
2025	2,741
2026	2,768
2027	2,331
2028	2,015
2029 and thereafter	4,049
Gross lease payments	14,579
Less: imputed interest	(3,221)
Present value of net future minimum lease payments	$11,358

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

As of September 30, 2024 and December 31, 2023, the Company’s condensed consolidated balance sheets included current and total assets of $35.7 million and $24.1 million, respectively, for the VIEs. As of September 30, 2024 and December 31, 2023, current and total liabilities were $20.8 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended September 30, 2024 and 2023, the VIEs charged $57.8 million and $25.1 million, respectively, for services rendered. For the nine months ended September 30, 2024 and 2023, the VIEs charged $129.9 million and $71.5 million, respectively, for services rendered. For the three months ended September 30, 2024 and 2023, operations of the VIEs generated a net loss of $11.5 million and net income of $0.7 million, respectively, inclusive of administrative expenses. For the nine months ended September 30, 2024 and 2023, operations of the VIEs generated a net loss of $16.9 million and net income of $6.2 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of September 30, 2024, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$54,226	$—	$—	$54,226
Short-term investments:
U.S. Treasury bills	59,180	—	—	59,180
Corporate bonds	—	26,509	—	26,509
Government and government agency	—	2,864	—	2,864
Restricted cash:
Money market funds	856	—	—	856
Total assets	$114,262	$29,373	$—	$143,635

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2024 and December 31, 2023, due to their short-term nature. All other financial instruments are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the nine months ended September 30, 2024 and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

13. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations to make future purchases, primarily related to cloud-based software contracts used in operations. As of September 30, 2024, purchase obligations were $23.5 million, with $2.4 million payable in 2024, $8.8 million payable in 2025, $7.0 million payable in 2026, and $5.3 million payable in 2027.

Lease Commitments

Refer to Note 10 – Operating Leases for discussion of the Company’s future lease commitments.

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

Share Repurchase Programs

On October 26, 2023, the Board of Directors authorized and approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $50.0 million of the Company’s Class A common stock. During the nine months ended September 30, 2024, the Company repurchased and retired 3,632,123 shares of Class A common stock under the 2023 Share Repurchase Program for $48.0 million. As of September 30, 2024, the entire $50.0 million originally available under the 2023 Share Repurchase Program has been utilized.

On July 24, 2024, the Board of Directors authorized and approved a new share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100.0 million of the Company’s Class A common stock. The 2024 Share Repurchase Program expires on August 31, 2027. The Company intends to use the 2024 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2024 Share Repurchase Program may be suspended or discontinued at any time.

During the three and nine months ended September 30, 2024, the Company repurchased and retired 1,897,183 shares of Class A common stock under the 2024 Share Repurchase Program for $30.0 million. As of September 30, 2024, $70.0 million remains available under the 2024 Share Repurchase Program.

RSU Releases

During the three and nine months ended September 30, 2024, the Company released 1,784,494 and 5,068,997 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 651,605 and 1,780,064 shares of Class A common stock were withheld for the payment of employee taxes. During the three and nine months ended September 30, 2023, the Company released 1,205,067 and 3,805,078 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 425,570 and 1,256,966 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2023, there were 43,612,952 and 12,577,863 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the nine months ended September 30, 2024, 73,238 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2024, 10,674,087 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of September 30, 2024, there were 54,360,277 shares of Class A common stock reserved and 15,131,669 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2023, there were 6,047,919 and 5,059,506 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2024. Therefore, as of September 30, 2024, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2024 and 2023, the Company issued 366,524 and 256,946, respectively, shares of Class A common stock under the ESPP. No shares were issued under the ESPP during the three months ended September 30, 2024 and 2023. As of September 30, 2024, there were 4,692,982 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of September 30, 2024, $1.8 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending November 2024.

As of September 30, 2024, there was $2.7 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.40 years.

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

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the Chief Executive Officer (“CEO”) with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of September 30, 2024, 2,664,347 of these stock options have been exercised at a weighted average exercise price of $2.43. As of September 30, 2024, all stock-based compensation expense for the awards has been recognized.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of September 30, 2024, no shares have vested and there was $0.5 million of remaining compensation expense to be recognized over a period of 1.40 years.

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	13,784	$5.14	7.14	$57,972
Exercised	(2,703)	4.76
Forfeited and expired	(37)	8.82
Outstanding at September 30, 2024	11,044	5.22	6.52	145,825
Exercisable as of September 30, 2024	8,395	4.83	6.20	114,091

The intrinsic value of vested options exercised was $33.6 million.

As of September 30, 2024, there was $8.6 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 1.54 years.

The options outstanding and exercisable as of September 30, 2024 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	564	3.44	564	3.44
1.55 – 1.75	641	4.63	641	4.63
2.43 – 3.11	2,573	5.68	2,573	5.68
5.01 – 6.82	4,908	7.42	2,794	7.41
8.13 – 11.53	1,875	6.93	1,436	6.54
12.21 – 15.17	483	6.38	387	6.33
	11,044		8,395

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	14,483	$8.08
Granted	8,604	13.81
Vested	(5,069)	9.00
Forfeited and expired	(1,099)	9.80
Unvested at September 30, 2024	16,919	$10.60

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options issued in June 2020, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of September 30, 2024.

As of September 30, 2024, there was $167.8 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 2.94 years.

Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of September 30, 2024, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which is based on the probable achievement of 100% of the target.

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

As of September 30, 2024, there was unrecognized stock-based compensation expense related to unvested PRSUs of $25.3 million, which is expected to be recognized over a weighted average period of 1.98 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

As of September 30, 2024, there were 462,335 Class A common stock warrants outstanding and exercisable issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $7.7 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 45,225 additional shares of Class A common stock. As of September 30, 2024, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

During the nine months ended September 30, 2024, all of the 98,723 outstanding Class A common stock warrants issued in connection with a historical debt arrangement, with a weighted average exercise price of $6.96, were net exercised for 52,639 shares of Class A common stock. Upon the exercise of these warrants, the holders received an additional 9,657 shares of Class A common stock based on the terms of the earn-out arrangement. These debt warrants were previously settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and nine months ended September 30, 2024 and 2023. The expense is being recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of September 30, 2024, there was unrecognized stock-based compensation expense of $1.0 million, which will be recognized over a weighted average period of 0.69 years. During the nine months ended September 30, 2024, the Company settled its earn-out payable, a portion of which was settled through the issuance of 119,344 shares of Class A common stock.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of YoDerm, Inc. (“Apostrophe”). Vesting of the restricted shares was contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the nine months ended September 30, 2024 and for the three and nine months ended September 30, 2023. There was no expense recognized for the three months ended September 30, 2024. The expense was recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of September 30, 2024, all stock-based compensation expense for these restricted shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketing	$2,458	$1,435	$6,755	$3,918
Operations and support	2,605	1,887	7,462	4,895
Technology and development	3,310	1,652	8,710	5,205
General and administrative	16,526	12,303	45,046	34,271
Total stock-based compensation expense	$24,899	$17,277	$67,973	$48,289

The Company capitalized $0.5 million and $0.6 million of stock-based compensation as internal-use software for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively.

15. Related-Party Transactions

For the three months ended September 30, 2024 and 2023, the Company recorded $1.1 million and $1.0 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a related-party company that provides identity verification services. For the nine months ended September 30, 2024 and 2023, the Company recorded $2.6 million and $2.0 million, respectively, for payments made to Vouched.

In addition, for the three and nine months ended September 30, 2023, the Company recorded $1.1 million and $3.3 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for payments made to Terminal, Inc., a former related-party company that provides professional services to the Company, primarily to support engineering and operations functions. As of January 1, 2024, Terminal, Inc. was no longer considered a related party.

16. Basic and Diluted Net Income (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the three and nine months ended September 30, 2024 and 2023. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net income (loss) attributable to common stockholders, basic	$72,665	$2,923	$(7,265)	$(302)	$96,114	$3,899	$(23,795)	$(996)
Reallocation of undistributed earnings	229	(229)	—	—	305	(305)	—	—
Net income (loss) attributable to common stockholders, diluted	72,894	2,694	(7,265)	(302)	96,419	3,594	(23,795)	(996)

Denominator:
Weighted average shares outstanding, basic	208,239,520	8,377,623	201,757,058	8,377,623	206,524,417	8,377,623	200,199,280	8,377,623
Effect of dilutive potential common shares	18,452,396	—	—	—	18,247,722	—	—	—
Weighted average shares outstanding, diluted	226,691,916	8,377,623	201,757,058	8,377,623	224,772,139	8,377,623	200,199,280	8,377,623

Basic net income (loss) per share	$0.35	$0.35	$(0.04)	$(0.04)	$0.47	$0.47	$(0.12)	$(0.12)
Diluted net income (loss) per share	$0.32	$0.32	$(0.04)	$(0.04)	$0.43	$0.43	$(0.12)	$(0.12)

Basic net loss per share is the same as diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2023, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	237,328	15,506,487	5,727,897	15,270,027
Stock options	62,276	21,114,274	876,877	21,452,808
PRSUs	—	1,104,301	—	869,445
Common stock issued subject to vesting	—	985,410	—	1,213,888
Common stock issuable under the ESPP	—	878,020	—	753,499
Warrants to purchase Class A common stock	—	561,058	—	561,058

There were no Class V securities that were excluded in the computation of diluted net income (loss) per share for the periods presented.

17. Income Tax

The effective income tax rate was (220.4)% and (9.4)%, respectively, for the three months ended September 30, 2024 and 2023 and (102.4)% and (4.3)%, respectively, for the nine months ended September 30, 2024 and 2023. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets in prior periods, the release of the domestic valuation allowance in the current period, the windfall tax benefit on stock compensation activity, and the executive compensation addback under Internal Revenue Code Section 162(m).

Prior to September 30, 2024, the Company concluded that a valuation allowance was required against its deferred tax assets. The Company considers all available positive and negative evidence in its assessment of the recoverability of its deferred tax assets each reporting period. As of September 30, 2024, the Company determined that a valuation allowance against its domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in the fourth quarter of 2023 through the first nine months of 2024, which is objective and verifiable evidence, as well as anticipated future earnings. The Company believes it is now more likely than not that it will realize its domestic deferred tax assets.

When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from current year ordinary income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company recognized a one-time income tax benefit of $60.8 million during the three months ended September 30, 2024 related to a release of its domestic valuation allowance. The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that the Company achieves and changes in tax laws or regulations.

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

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue. We also continually and strategically review our key business metrics to ensure that they are helpful in managing or monitoring the performance of our business as it grows, which may result in changes in our key business metrics over time.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and nine months ended September 30, 2024 and 2023, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Online Revenue	$392,573	$219,665	$172,908	79%	$967,177	$605,018	$362,159	60%
Wholesale Revenue	8,983	7,034	1,949	28%	28,198	20,363	7,835	38%
Total revenue	$401,556	$226,699	$174,857	77%	$995,375	$625,381	$369,994	59%

Subscribers (end of period)	2,047	1,426	621	44%	2,047	1,426	621	44%
Monthly Online Revenue per Average Subscriber	$67	$54	$13	24%	$60	$55	$5	9%

Net Orders	2,664	2,222	442	20%	7,652	6,378	1,274	20%
AOV	$147	$99	$48	48%	$126	$95	$31	33%

We generated $392.6 million in Online Revenue for the three months ended September 30, 2024, an increase of $172.9 million, or 79%, as compared to $219.7 million for the three months ended September 30, 2023. We generated $967.2 million in Online Revenue for the nine months ended September 30, 2024, an increase of $362.2 million, or 60%, as compared to $605.0 million for the nine months ended September 30, 2023. Growth in Online Revenue for the three and nine months ended September 30, 2024 was primarily driven by offerings launched after September 30, 2023, which led to growth in new Subscribers, Monthly Online Revenue per Average Subscriber, AOV, and Net Orders, along with continued growth in Subscribers pertaining to offerings available in all periods presented, from whom we generated recurring revenue.

We generated $9.0 million in Wholesale Revenue for the three months ended September 30, 2024, an increase of $1.9 million, or 28%, as compared to $7.0 million for the three months ended September 30, 2023. We generated $28.2 million in Wholesale Revenue for the nine months ended September 30, 2024, an increase of $7.8 million, or 38% as compared to $20.4 million for the nine months ended September 30, 2023. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants and timing of specialized campaigns.

Subscribers grew 44% to approximately 2.0 million as of September 30, 2024 as compared to approximately 1.4 million Subscribers as of September 30, 2023. Growth in Subscribers was primarily driven by offerings launched after September 30, 2023, along with increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities and improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber increased $13 to $67 for the three months ended September 30, 2024 as compared to $54 for the three months ended September 30, 2023. Monthly Online Revenue per Average Subscriber increased $5 to $60 for the nine months ended September 30, 2024 as compared to $55 for the nine months ended September 30, 2023. These increases were primarily due to newer offerings introduced during the second quarter of 2024 along with changes in product mix.

As a result of growth in Subscribers, we generated approximately 2.7 million Net Orders for the three months ended September 30, 2024, an increase of 20% as compared to approximately 2.2 million Net Orders for the three months ended September 30, 2023. We generated approximately 7.7 million Net Orders for the nine months ended September 30, 2024, an increase of 20% as compared to approximately 6.4 million Net Orders for the nine months ended September 30, 2023. For the three months ended September 30, 2024, AOV was $147, an increase of 48% as compared to $99 for the three months ended September 30, 2023. For the nine months ended September 30, 2024, AOV was $126, an increase of 33% as compared to $95 for the nine months ended September 30, 2023. AOV growth for the three and nine months ended September 30, 2024 was driven primarily by newer offerings introduced during the second quarter of 2024 as well as product mixes shifting towards longer duration Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments. In addition to a 30-day cadence, we offer Subscribers the ability to select from a range of Subscription shipment cadences, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. With the exception of prepaid offerings, the Subscriber is typically billed upon each shipment. Subscribers can cancel or pause Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. In addition, our customers can purchase product bundles or defined product kits, either consisting of non-prescription over-the-counter products or non-prescription products together with prescription medications, for a single all-inclusive price. The uptake of these offerings has resulted in higher gross profits and gross margins for our sales of products and services on our platform. For example, for longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions typically results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment could also negatively impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws that could impact customer acquisition costs.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. While historically the consistent uptake by Subscribers of our offerings contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber, newer offerings from the second quarter of 2024 have led to increases in this metric, which may continue in the near future. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our manufacturing, fulfillment, and operating capabilities, including our Affiliated Pharmacies (as defined below) and warehousing facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we are making investments in the expansion of our current facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. This includes investments in personalized product offerings, including in our compounding capabilities. This also includes further investments in and development of mobile phone technology, including our mobile applications, in order to improve the customer experience on our platform. We may continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into new specialties

We expect to continue to expand into new health and wellness specialties with our offerings. Specialty expansion allows us to increase the number of health and wellness consumers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new health and wellness specialties has required and will continue to require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate or maintain sufficient demand in new health and wellness specialties, we may not recover the financial investments we make into new specialties and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income (loss) before stock-based compensation, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses, and (ii) transaction professional services), impairment of long-lived assets, change in fair value of liabilities, interest income, and income taxes. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$401,556	$226,699	$995,375	$625,381

Net income (loss)	75,588	(7,567)	100,013	(24,791)
Stock-based compensation	24,899	17,277	67,973	48,289
Depreciation and amortization	4,383	2,363	11,027	6,857
Acquisition and transaction-related costs	858	1,280	1,824	2,509
Impairment of long-lived assets	—	—	114	429
Change in fair value of liabilities	—	588	—	1,056
Interest income	(2,637)	(2,342)	(7,608)	(6,428)
(Benefit) provision for income taxes	(51,995)	651	(50,593)	1,024
Adjusted EBITDA	$51,096	$12,250	$122,750	$28,945

Net income (loss) as a % of revenue	19%	(3)%	10%	(4)%
Adjusted EBITDA margin	13%	5%	12%	5%

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$85,267	$25,191	$164,699	$51,500
Less: purchases of property, equipment, and intangible assets in investing activities	(3,342)	(3,277)	(17,135)	(8,589)
Less: investment in website development and internal-use software in investing activities	(2,539)	(2,643)	(8,730)	(6,705)
Free Cash Flow	$79,386	$19,271	$138,834	$36,206

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

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical group, pharmacy, fulfillment, and customer service functions. These expenses also include operating expenses primarily relating to operating and support functions for facilities, warehousing and storage, fulfillment, payment processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business. However, we anticipate operations and support expenses will decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

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

Benefit (provision) for income taxes

Benefit (provision) for income taxes primarily consists of federal and state taxes, as well as change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income.

Results of Operations

Comparisons for the three and nine months ended September 30, 2024 and 2023

The following table sets forth our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue	$401,556	$226,699	$174,857	77%	$995,375	$625,381	$369,994	59%
Cost of revenue	83,670	39,391	44,279	112%	191,781	114,490	77,291	68%
Gross profit	317,886	187,308	130,578	70%	803,594	510,891	292,703	57%
Operating expenses:(1)
Marketing	182,284	116,076	66,208	57%	457,759	320,540	137,219	43%
Operations and support	47,519	31,609	15,910	50%	127,719	87,018	40,701	47%
Technology and development	21,092	12,270	8,822	72%	55,070	34,822	20,248	58%
General and administrative	44,617	35,907	8,710	24%	119,739	97,564	22,175	23%
Total operating expenses	295,512	195,862	99,650	51%	760,287	539,944	220,343	41%
Income (loss) from operations	22,374	(8,554)	30,928	*	43,307	(29,053)	72,360	*
Other income (expense):
Change in fair value of liabilities	—	(588)	588	(100)%	—	(1,056)	1,056	(100)%
Other income, net	1,219	2,226	(1,007)	(45)%	6,113	6,342	(229)	(4)%
Total other income, net	1,219	1,638	(419)	(26)%	6,113	5,286	827	16%
Income (loss) before income taxes	23,593	(6,916)	30,509	*	49,420	(23,767)	73,187	*
Benefit (provision) for income taxes	51,995	(651)	52,646	*	50,593	(1,024)	51,617	*
Net income (loss)	$75,588	$(7,567)	$83,155	*	$100,013	$(24,791)	$124,804	*
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Marketing	$2,458	$1,435	$6,755	$3,918
Operations and support	2,605	1,887	7,462	4,895
Technology and development	3,310	1,652	8,710	5,205
General and administrative	16,526	12,303	45,046	34,271
Total stock-based compensation expense	$24,899	$17,277	$67,973	$48,289

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	21%	17%	19%	18%
Gross profit	79%	83%	81%	82%
Operating expenses:
Marketing	45%	51%	46%	51%
Operations and support	12%	14%	13%	14%
Technology and development	5%	6%	6%	6%
General and administrative	11%	16%	12%	16%
Total operating expenses	73%	87%	77%	87%
Income (loss) from operations	6%	(4)%	4%	(5)%
Other income (expense):
Change in fair value of liabilities	—%	—%	—%	—%
Other income, net	—%	1%	1%	1%
Total other income, net	—%	1%	1%	1%
Income (loss) before income taxes	6%	(3)%	5%	(4)%
Benefit (provision) for income taxes	13%	—%	5%	—%
Net income (loss)	19%	(3)%	10%	(4)%

Revenue

Revenue was $401.6 million for the three months ended September 30, 2024, compared to $226.7 million for the three months ended September 30, 2023, an increase of $174.9 million, or 77%. Revenue was $995.4 million for the nine months ended September 30, 2024, compared to $625.4 million for the nine months ended September 30, 2023, an increase of $370.0 million, or 59%. For a detailed discussion of these increases, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $83.7 million for the three months ended September 30, 2024, compared to $39.4 million for the three months ended September 30, 2023, an increase of $44.3 million, or 112%. This increase was due to increased product and packaging costs of 182%, increased shipping costs of 49%, and increased costs associated with medical consultation services of 45%, compared to the three months ended September 30, 2023. Cost of revenue was $191.8 million for the nine months ended September 30, 2024, compared to $114.5 million for the nine months ended September 30, 2023, an increase of $77.3 million, or 68%. This increase was primarily due to increased product and packaging costs of approximately 105%, increased shipping costs of 35%, and increased costs associated with medical consultation services of 30%, compared to the nine months ended September 30, 2023. The increases in cost of revenue for the three and nine months ended September 30, 2024 were primarily due to newer offerings as well as overall increased business activity with the addition of new Subscribers.

Gross profit was $317.9 million for the three months ended September 30, 2024, compared to $187.3 million for the three months ended September 30, 2023, an increase of $130.6 million, or 70%. Correspondingly, gross margin was 79% for the three months ended September 30, 2024, compared to 83% for the three months ended September 30, 2023. Gross profit was $803.6 million for the nine months ended September 30, 2024, compared to $510.9 million for the nine months ended September 30, 2023, an increase of $292.7 million, or 57%. Correspondingly, gross margin was 81% for the nine months ended September 30, 2024, compared to 82% for the nine months ended September 30, 2023. The decreases in gross margin were primarily due to the addition of newer offerings. These decreases were partially offset by lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, synergies gained through increased fulfillment volume, as well as lower shipping costs as a percent of revenue as a result of optimizing costs.

Marketing expenses

Marketing expenses were $182.3 million for the three months ended September 30, 2024, compared to $116.1 million for the three months ended September 30, 2023, an increase of $66.2 million, or 57%. The most significant component of marketing expenses is customer acquisition costs, which increased to $160.7 million in the three months ended September 30, 2024, compared to $98.6 million for the three months ended September 30, 2023, an increase of $62.1 million. Marketing expenses were $457.8 million for the nine months ended September 30, 2024, compared to $320.5 million for the nine months ended September 30, 2023, an increase of $137.2 million, or 43%. Customer acquisition costs increased to $397.7 million in the nine months ended September 30, 2024, compared to $272.6 million for the nine months ended September 30, 2023, an increase of $125.1 million. The increases in customer acquisition costs were a result of management’s decision to increase investment in display, search, streaming television, affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth.

Operations and support

Operations and support expenses were $47.5 million for the three months ended September 30, 2024, compared to $31.6 million for the three months ended September 30, 2023, an increase of $15.9 million or 50%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $5.4 million, an increase in order fulfillment, transaction processing, and selling costs of $4.1 million, an increase in professional services of $2.6 million, and an increase in depreciation, amortization, and technology costs relating to operations and support functions of $1.7 million. Operations and support expenses were $127.7 million for the nine months ended September 30, 2024, compared to $87.0 million for the nine months ended September 30, 2023, an increase of $40.7 million or 47%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $18.2 million, an increase in order fulfillment, transaction processing, and selling costs of $8.4 million, an increase in professional services of $4.7 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $3.8 million, and an increase in stock-based compensation of $2.6 million.

Technology and development

Technology and development expenses were $21.1 million for the three months ended September 30, 2024, compared to $12.3 million for the three months ended September 30, 2023, an increase of $8.8 million or 72%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $4.4 million, an increase in depreciation, amortization, and technology costs of $1.9 million, and an increase in stock-based compensation of $1.7 million. Technology and development expenses were $55.1 million for the nine months ended September 30, 2024, compared to $34.8 million for the nine months ended September 30, 2023, an increase of $20.2 million or 58%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $10.0 million, an increase in depreciation, amortization, and technology costs of $5.2 million, and an increase in stock-based compensation of $3.5 million.

General and administrative

General and administrative expenses were $44.6 million for the three months ended September 30, 2024, compared to $35.9 million for the three months ended September 30, 2023, an increase of $8.7 million or 24%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $4.2 million and an increase in professional services of $2.3 million. General and administrative expenses were $119.7 million for the nine months ended September 30, 2024, compared to $97.6 million for the nine months ended September 30, 2023, an increase of $22.2 million, or 23%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $10.8 million, an increase in professional services of $4.8 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $3.5 million, and an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $1.1 million.

Other income (expense)

Other income was $1.2 million for the three months ended September 30, 2024, compared to $1.6 million for the three months ended September 30, 2023, a decrease of $0.4 million. The decrease was driven primarily by an expense related to a one-time corporate matter. Other income was $6.1 million for the nine months ended September 30, 2024, compared to $5.3 million for the nine months ended September 30, 2023, an increase of $0.8 million. This increase was driven primarily by interest income for the nine months ended September 30, 2024 of $7.6 million, compared to $6.4 million for the nine months ended September 30, 2023.

Benefit (provision) for income taxes

Benefit for income taxes was $52.0 million for the three months ended September 30, 2024, compared to a provision for income taxes of $0.7 million for the three months ended September 30, 2023. Benefit for income taxes was $50.6 million for the nine months ended September 30, 2024, compared to $1.0 million for the nine months ended September 30, 2023. These changes were primarily due to a release of $60.8 million of our valuation allowance on our domestic deferred tax assets during the three months ended September 30, 2024, partially offset by taxes on current year income. The release of the valuation allowance resulted in the recognition of certain deferred tax assets, a decrease to income tax expense, and a corresponding one-time increase to net income for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, our principal sources of liquidity are cash and cash equivalents in the amount of $165.5 million, which are primarily invested in interest-bearing cash accounts and money market funds, and investments in the amount of $88.6 million, which are invested in U.S. Treasury bills, corporate bonds, and government and government agency securities.

During the nine months ended September 30, 2024, we made cash payments for the earn-out payable for Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), totaling $6.0 million, with such payment amounts determined in fiscal year 2023 in accordance with the terms of the related acquisition agreement. The HHL earn-out payments totaling $6.0 million are recorded: (i) $2.8 million within operating activities; and (ii) $3.2 million within financing activities on the unaudited condensed consolidated statements of cash flows. The total earn-out payment also included shares of our Class A common stock. No further earn-out payables are due under the HHL acquisition agreement.

In September 2024, we satisfied all closing conditions of the executed purchase agreement to acquire all of the membership interests of Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), a 503B compounding outsourcing facility registered with the Food and Drug Administration and located in the United States, for total cash and stock consideration of approximately $31.0 million, including cash payments of $15.5 million and Class A common stock of $15.5 million. The cash payments, net of cash acquired, are included within investing activities on the unaudited condensed consolidated statements of cash flows.

Prior to 2024, we historically incurred significant losses from operations. While we had income from operations for the three and nine months ended September 30, 2024, similar performance in the near future is not certain due to the continued investments we are making in our business. We believe our existing cash resources are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. We may also use our cash and cash equivalents to repurchase up to $70.0 million of our Class A common stock through August 31, 2027 at management’s discretion pursuant to our 2024 Share Repurchase Program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$164,699	$51,500
Net cash used in investing activities	(1,842)	(32,801)
Net cash used in financing activities	(94,193)	(7,512)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $164.7 million for the nine months ended September 30, 2024. Net cash provided by operating activities included net income of $100.0 million, non-cash expense related to stock-based compensation of $68.0 million, and depreciation and amortization of $11.0 million, partially offset by benefit for deferred taxes of $54.3 million and net accretion on securities of $3.4 million. In addition, a net cash inflow totaling $41.0 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $49.1 million and an increase in deferred revenue of $24.5 million. This inflow was partially offset by an increase in inventory of $26.3 million, a decrease in earn-out payable of $2.8 million, and an increase in prepaid expenses and other current assets of $1.5 million.

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

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments and acquisitions, as well as investment in website development and internal-use software and purchases of property, equipment, and intangible assets.

Net cash used in investing activities for the nine months ended September 30, 2024 was $1.8 million, which was primarily due to $17.1 million in purchases of property, equipment, and intangible assets, $15.4 million for the acquisition of MedisourceRx, net of cash acquired, and investments of $8.7 million in website development and internal-use software. This cash outflow was partially offset by net investment cash inflows of $39.4 million.

Net cash used in investing activities for the nine months ended September 30, 2023 was $32.8 million, which was due to net investment cash outflows of $17.5 million, investments of $8.6 million in purchases of property, equipment, and intangible assets, and $6.7 million in website development and internal-use software.

Cash flows from financing activities

Net cash used in financing activities for the nine months ended September 30, 2024 was $94.2 million, which was primarily due to repurchases of our Class A common stock of $78.0 million, payments for taxes related to net share settlement of equity awards of $33.1 million, and payments for acquisition-related earn-out consideration of $3.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $18.5 million and proceeds from employee stock purchase plan of $1.6 million.

Net cash used in financing activities for the nine months ended September 30, 2023 was $7.5 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $10.1 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $1.7 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of September 30, 2024 were $38.0 million, of which $11.3 million was payable within 12 months.

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

As of September 30, 2024, we determined that a valuation allowance against our domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in the fourth quarter of 2023 through the first nine months of 2024, which is objective and verifiable evidence, as well as anticipated future earnings. We believe it is now more likely than not that we will realize our domestic deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $254.1 million and $221.0 million, as of September 30, 2024 and December 31, 2023, respectively, which were held for working capital purposes. Our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of U.S. Treasury bills, corporate bonds, and government and government agency securities. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the nine months ended September 30, 2024 and 2023 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of September 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•If we are unable to expand or maintain the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.
•If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws or regulations prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.
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
•Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations. If our Affiliated Pharmacies or MedisourceRx are unable to obtain and/or maintain necessary licenses and permits, or if our Affiliated Pharmacies or MedisourceRx fail to comply with applicable pharmacy-related laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.

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

If we are unable to expand or maintain the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing, we need to maintain and continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, including disruptive technologies by market participants, including us, can quickly make our products and services obsolete and unmarketable. Additionally, changes in laws and regulations (or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect.

For example, in May 2024, we began providing access to compounded injectable semaglutide, a glucagon-like peptide-1 receptor agonist (GLP-1), on our platform as part of our weight loss specialty. GLP-1s are subject to elevated consumer demand, related global drug shortages, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply, and an evolving regulatory landscape could impact our ability to continue offering access to such products. For example, while we do not provide access to compounded tirzepatide, the U.S. Food and Drug Administration (the “FDA”) removed tirzepatide from its shortage list in October 2024, and then reconsidered that decision less than two weeks later. Additionally, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. As of November 4, 2024, the FDA considers semaglutide injection to continue to be in shortage, but it may determine to resolve the shortage in the future, which could constrain our ability to continue providing access to compounded semaglutide on our platform once our current inventory has been sold. While we do not provide access to compounded tirzepatide, the regulatory landscape applicable to GLP-1s continues to rapidly evolve. If regulatory or market conditions change, or we are unable to meet our customers’ demand for our offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected.

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

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws or regulations prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

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

In order to attract new customers and incentivize existing customers to purchase our offerings, we use social media, emails, text messages, celebrity influencers, television commercials, and other marketing strategies to reach potential and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws or regulations governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, competitors, or others, or other liabilities, or may require us to change our operations and/or cease using certain marketing strategies.

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

Additionally, we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached or information therein is misused, our business, financial condition, and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any federal or state healthcare, privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy, consumer consent, or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers, or others, or other liabilities, or may require us to change our operations and/or cease using certain data sets.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Affiliated Pharmacies, Partner Pharmacies, and other suppliers, and to our ability to attract new customers, Providers, strategic partners, Affiliated Pharmacies, Partner Pharmacies, and other suppliers. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, the Providers on our platform, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “–Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). Additionally, unexpected side effects or safety or efficacy concerns with our offerings, including compounded injectable semaglutide or GLP-1s as a class, significant changes in demand, litigation or regulatory proceedings and investigations, negative publicity, pressure from existing or new competitive products, or changes in labeling or pricing for these medications, could materially impact our results of operations. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

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
•the ability of our Affiliated Pharmacies and MedisourceRx to meet inventory and product fulfillment expectations;
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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of our Affiliated Pharmacies and MedisourceRx, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as artificial intelligence, that we are unable to similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

We have recently experienced a period of rapid growth in our operations and headcount. We grew our revenue from $271.9 million for the year ended December 31, 2021, to $526.9 million for the year ended December 31, 2022, to $872.0 million for the year ended December 31, 2023. Our number of employees has increased significantly over the last few years, from 398 employees as of December 31, 2021 to 1,046 employees as of December 31, 2023. We have also established operations in the U.K., launched the Affiliated Pharmacies dedicated to our operations, completed acquisitions of HHL, Apostrophe, and MedisourceRx, expanded into new specialties, and significantly increased the size of our customer base.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, operations, products, solutions, technologies, and/or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions in the United States as well as in international markets. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create, unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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

Additionally, competition within our industry for acquisitions of businesses, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate, execute and integrate acquisitions successfully, including our recently completed acquisition of MedisourceRx, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of inflation and related market and macroeconomic responses the ongoing conflict arising out of the Russian invasion of Ukraine, and the hostilities and conflict in the Middle East. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, trade and supply chain issues and the availability and cost of credit in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies, MedisourceRx and our Affiliated Pharmacies to purchase sufficient quantities of pharmaceutical products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new Providers.

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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Partner Pharmacies and Affiliated Pharmacies to provide efficient fulfillment and distribution of prescription medication. We also depend on MedisourceRx, and our relationships with certain third-party manufacturers and/or suppliers of products or ingredients (together with MedisourceRx, “Manufacturing Suppliers”) to manufacture and/or supply certain of our products or product ingredients, including compounded GLP-1s, to our Affiliated Pharmacies. We cannot control the timing, or ensure the availability, of any such offerings.

Any interruption in the availability of a sufficient number of Providers or supply from our Partner Pharmacies, Affiliated Pharmacies or Manufacturing Suppliers could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of Providers. Similarly, if we were to lose our relationship with one of our Affiliated Pharmacies, Partner Pharmacies, or Manufacturing Suppliers, are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies, Affiliated Pharmacies or MedisourceRx, or one of the Affiliated Pharmacies, Partner Pharmacies, or Manufacturing Suppliers was subject to regulatory or legal enforcement, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Affiliated Pharmacy, Partner Pharmacy or Manufacturing Supplier is terminated, or any Affiliated Medical Group, Affiliated Pharmacy, Partner Pharmacy, or Manufacturing Supplier experiences a disruption in operations, including as the result of regulatory or legal enforcement. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

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

The operation of our Affiliated Pharmacies and MedisourceRx also subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; compounding of prescription medications; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities, the loss, suspension or other limitation of any license held by an Affiliated Pharmacy or MedisourceRx, or any failure or perceived failure by us or our Affiliated Pharmacies or MedisourceRx to comply with any applicable federal, state, or local law or regulation could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

A significant portion of our inventory is stored in our Ohio facility, and we also hold inventory in our Arizona facilities, at MedisourceRx, and from time to time with third party logistics providers, and any damage or disruption at any facility or with any third party logistics provider may harm our business.

Our Ohio facility, our Arizona facilities, MedisourceRx, and from time to time certain third party logistics providers collectively hold a significant portion of our inventory. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill anticipated customer demand for supply chain, seasonality, or other reasons. We store this inventory at some or all of the previously mentioned facilities, and we may have a significant level of inventory in storage during certain quarters. A natural disaster, fire, power interruption, work stoppage, or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business, particularly if we had a significant level of inventory stored in a damaged or unusable facility. If a material amount of any facility, machinery, or inventory were damaged or unusable for any reason, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

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

In May 2024, we began offering access to GLP-1s, in the form of branded injectable semaglutide and compounded injectable semaglutide, as part of our weight loss specialty, and in September 2024, we completed our acquisition of MedisourceRx, a licensed 503B compounding outsourcing facility. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage as well as litigation in recent years, including with respect to compounded GLP-1s. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Governmental inquiries or actions or litigation brought against us, a Partner Pharmacy, Affiliated Pharmacy, or Manufacturing Supplier relating to our compounding activities, including with respect to GLP-1 products, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our brand, reputation and business.

Additionally, certain aspects of the GLP-1 compounding to which we offer access is based on current shortages of branded GLP-1s, and we cannot predict when such shortages will be resolved. For example, while we do not provide access to compounded tirzepatide, the FDA removed tirzepatide from its shortage list in October 2024, and then reconsidered that decision less than two weeks later. Additionally, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. As of November 4, 2024, the FDA considers semaglutide injection to be in shortage but may determine to resolve the shortage in the future, which could constrain our ability to continue providing access to compounded semaglutide on our platform once our current inventory has been sold. While we do not provide access to compounded tirzepatide, the regulatory landscape applicable to GLP-1s continues to rapidly evolve. While FDA does not limit compounding to drug shortages and we believe there are paths to continue offering access to certain compounded GLP-1s after the shortage ends, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters. If our ability to offer these products is constrained in the future, supply may be limited, the price of these offerings may increase significantly and the margins on our sale of such products may decrease, which could decrease new customer demand, cause existing customers to cancel their subscriptions, and reduce our revenues and/or gross profit from sales of such products, which could harm our brand, reputation, results of operations and the market price of our Class A common stock.

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

In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, our Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups. Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state, or foreign enforcement authorities might also take action against us or the Affiliated Pharmacies, Partner Pharmacies, Affiliated Medical Groups, Providers or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements.

Further, we currently source the compounded GLP-1 products that we provide access to on our platform from Manufacturing Suppliers that operate as 503B outsourcing facilities, including MedisourceRx. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. For example, the facility must register with FDA, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s guidance for outsourcing facilities addressing cGMP. If the Manufacturing Suppliers that we use or any of our compounded products are found not to satisfy the criteria set forth in Section 503B by the FDA, it could have an adverse effect on our business and our results of operations. Additionally, due to certain differences in the compounding requirements for 503A pharmacies and 503B outsourcing facilities, if the current drug shortage that currently exists with respect to compounded semaglutide ends, compounding of GLP-1 products that we provide access to may need to take place in a 503A pharmacy capable of sterile compounding instead of a 503B outsourcing facility, which could have an adverse effect on our operations.

Any regulatory or legal enforcement actions by the FDA or other federal, state, or foreign enforcement authorities against us, our Affiliated Pharmacies, Partner Pharmacies, Manufacturing Suppliers, Affiliated Medial Groups or Providers could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

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

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions or judgments could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating financial statements from prior periods. Any of these circumstances could have an adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

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

We have incurred net losses on an annual basis since inception. We had an accumulated deficit of $368.2 million as of December 31, 2023. For the three and nine months ended September 30, 2024, we had net income of $75.6 million and $100.0 million, respectively, and Adjusted EBITDA of $51.1 million and $122.8 million, respectively. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Affiliated Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, and as we continue to invest in increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. Our cash flows from operations were negative for the years ended December 31, 2021 and 2022. While we had positive cash flows from operations for the year ended December 31, 2023 and the three and nine months ended September 30, 2024, we may not generate positive cash flows from operations, or maintain profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

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
•successful expansion of licensure and capabilities of the Affiliated Pharmacies and MedisourceRx;
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
•negative publicity and short-seller reports that make allegations against us or our Affiliated Pharmacies or Affiliated Medical Groups, even if unfounded;
•the public’s reaction to the press releases or other public announcements or statements of our competitors or regulators that may or may not directly relate to our business or operations;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2024, we consummated the acquisition of Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), pursuant to which we issued 976,341 shares of Class A common stock to a former equityholder of MedisourceRx representing a portion of the consideration for such transaction, which securities were valued at $15.5 million for accounting purposes. For more detail regarding the transaction, see Note 3 – Acquisitions to the unaudited condensed consolidated financial statements included in ITEM 1, Part I of this quarterly report on Form 10-Q. We issued the foregoing securities in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Share repurchase activity during the three months ended September 30, 2024 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
July 1, 2024 to July 31, 2024	—	$—	—	$100,000
August 1, 2024 to August 31, 2024	1,897,183	$15.83	1,897,183	$69,962
September 1, 2024 to September 30, 2024	—	$—	—	$69,962
Total repurchases	1,897,183		1,897,183
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On July 24, 2024, we announced that our Board of Directors had authorized the 2024 Share Repurchase Program, pursuant to which we may repurchase up to $100.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means. As of

September 30, 2024, $30.0 million of our shares of Class A common stock had been repurchased under the authorization. The 2024 Share Repurchase Program expires on August 31, 2027.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Irene Becklund, SVP, Controller	Adoption	8/7/2024	3/3/2025 - 2/26/2026	Y	124,967
Soleil Boughton, Chief Legal Officer	Adoption	8/28/2024	1/6/2025 - 11/28/2025	Y	485,069
Andrew Dudum, Chief Executive Officer	Adoption	8/28/2024	12/2/2024 - 12/29/2025	Y	2,970,719
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 4, 2024

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)