Form 10-K
period 2024-12-31
Hims & Hers Health, Inc.
filed 2025-02-24
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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
Yes ☒ No ☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.9 billion (based on the last reported sale price of the registrant’s Class A common stock of $20.19 per share on June 28, 2024 on the New York Stock Exchange), excluding only shares of Class A common stock held by executive officers and directors of the registrant as of such date. The registrant has no non-voting stock outstanding.

As of February 21, 2025, 213,787,949 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2025 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume”, “imply”, “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success of our business model, our market opportunity, our ability to scale our business, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under Part I, Item 1A: “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

PART I
Item 1. Business

Overview

Launched in 2017, Hims & Hers Health, Inc. (and together with its subsidiaries, “Hims & Hers”, the “Company”, “we”, “us” or “our”) has built a consumer-first platform transforming the way customers fulfill their health and wellness needs. We believe that the Company has the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a personalized, digital, accessible format. The Hims & Hers platform includes access to a highly-qualified and technologically-innovative provider network, a clinically-focused electronic medical record system, digital prescriptions, cloud pharmacy fulfillment, and personalization capabilities. Our digital platform enables access to treatments for a broad range of chronic conditions, including those related to sexual health, hair loss, dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate and prescriptions are fulfilled online through licensed pharmacies on a subscription basis. In addition, we also offer access to a range of health and wellness products designed to meet individual needs, which can include curated prescription and non-prescription products. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness. Since our founding, we have facilitated over thirty million telehealth consultations, enabling greater access to high-quality, convenient, affordable, personalized care for people in all 50 states and the United Kingdom.

The mission of Hims & Hers is to help the world feel great through the power of better health.

To fulfill this mission, our business strategy and market differentiation are centered around our trusted brand, innovative products and services, leading technology, and clinical excellence.

•We work to build a brand that is trusted by our customers, easy to use, and normalizes the practice of seeking and receiving treatment by empowering our customers with personalized care and an omnichannel experience.

•The Hims & Hers platform offers a streamlined, personalized patient and clinician experience facilitated by proprietary algorithms and a customizable and integrated technology stack, allowing us to give customers a seamless experience and to follow up programmatically and with precision.

•We can leverage these insights and feedback to offer access to personalized prescription and non-prescription treatments that are designed to meet individual needs.

•At the foundation of our broader platform is the consumer trust we establish through our clinical excellence. Care accessed through the Hims & Hers platform is subject to evidence-based clinical guidelines and delivered by highly-trained licensed healthcare providers to ensure consistency and quality. Our medical advisory board helps ensure the utmost quality of care on our platform. With these measures in place, we are able to deliver access to quality care and treatment that is fast and convenient.

Business Strategy

We are a consumer-first health and wellness platform focused on providing access to modern personalized health and wellness solutions to consumers. We offer access to a range of health and wellness products and services available for customers to purchase through our websites and mobile applications. The offerings generally focus on conditions where treatment typically involves use of prescription medication on a recurring basis and ongoing care from healthcare providers. We offer access to certain prescription generic, brand-name and compounded medications, including certain sterile compounded medications. The majority of prescriptions for these medications are fulfilled through our affiliated pharmacies.

We also offer over-the-counter drug and device products and cosmetics and supplement products, which are primarily focused on general wellness, skincare, sexual health and wellness, and hair care. We offer many of these over-the-counter products through retail partnerships, in stores and online. The over-the-counter drug and device products and some of the cosmetics and supplement products we sell are “white-labeled” products, where we sell the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by us in partnership with the applicable manufacturers. For these products, the manufacturer develops the formulation with input from the internal Hims & Hers Product Research & Development team.

Most of the offerings on our websites and mobile applications are sold to customers on a subscription basis. Subscription plans provide an easy and convenient way for customers to get the ongoing treatment they need while simultaneously providing the Company with predictability through a recurring revenue stream.

For subscription plans, in addition to a 30-day cadence or treatment term, we offer customers the ability to select a desired cadence to receive products or treatments, which can range from every 60 to 360 days, depending on the product. The customer is billed on a recurring basis based on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel or snooze subscriptions in accordance with our Terms and Conditions agreed to by customers to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Our integrated technology platform allows us to serve our customers efficiently from start to finish: initially from customer discovery and purchase of offerings on our websites and mobile application, to connecting customers with medical providers for telehealth consultations, to the fulfillment and delivery of customer orders, and finally through ongoing clinical management by medical providers. We believe this technology-driven efficiency provides cost advantages that allow us to offer customers affordable prices and to generate robust gross margins.

We acquire new customers and drive brand awareness through various marketing channels, including social media, online search, television, radio, other media channels, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. We intend to continue to invest in growth in our current offerings and additionally in new products and services. The Hims & Hers platform is purpose-built to scale efficiently and to accommodate the seamless addition of new products and services. As we implement our product roadmap, we expect to grow revenue through additional subscription-based recurring revenue offerings. The recent launches of new prescription products in weight loss, sexual health, dermatology, and mental health and launches of hair care and supplement retail products, demonstrate the scalability of the platform.

Growth Opportunities

Continue to acquire more customers

Our brand awareness and innovative, personalized products are core to our ability to attract new customers. Customers serve as ambassadors for the Hims & Hers brand, further driving organic growth through word of mouth and user-generated content. The large majority of our first time customers to date indicate that they came to Hims & Hers to learn about and find options for their condition and are seeking treatment for their particular conditions for the first time. The convenience of our websites and mobile application allows us to reduce stigma and access-related barriers that frequently prevent consumers from seeking medical care, expanding the Company’s market opportunity. Organic growth is enhanced by sophisticated omnichannel acquisition strategies meant to target future customers with condition-specific on-ramps at profitable returns on investment. In addition, our brand positioning has afforded significant partnerships with leading talent whose promotional efforts drive meaningful awareness of the products and services we make available. Based on externally reported data, we believe our market share, both in terms of number of customers and total sales, in each of our sexual health, dermatology, and mental health specialties has increased in recent years. As our portfolio of products and services grows across specialties, we believe that our market presence and brand recognition will continue to expand, driving more consumers to seek out Hims & Hers for future healthcare needs.

Grow within existing customer base

We believe our expanded offerings that include more personalized products and clinical experiences across a broader range of conditions provide a large opportunity for us to grow our revenue within our existing customer base. Through ongoing robust customer engagement, we have the ability to deliver longer-term subscription adoption and drive more cross-sell opportunities.

Specialty expansion into new conditions

We are pursuing a roadmap of rapid specialty expansion into new conditions that can be treated safely and effectively via telehealth, require ongoing and recurring customer relationships, and generally for which generic medication has been established as an effective means of treatment. For example, at the end of 2023 we launched access to certain weight loss offerings, which we continued to expand over the course of 2024. Future care opportunities that show high prevalence within our existing customer base and offer traits similar to our existing specialties in terms of business model characteristics include testosterone treatment, menopause, sleep disorders, post-traumatic stress disorder, fertility, diabetes, cholesterol, and hypertension, which we believe represent significant opportunities. Given the prevalence of these conditions, we see a large market opportunity for our current and future offerings.

Leverage existing capabilities and continue to expand capabilities to penetrate new sales channels and further improve operations

Our pharmacy, affiliated pharmacies, and compounding outsourcing facility enable seamless drug delivery, and drive increased operating leverage across the platform by allowing us to further personalize and consolidate shipping of orders as well as expand capabilities quickly for adjacent and other new conditions. These facilities allow us to lower our cost structure by reducing some of the costs typically associated with contractual third-party pharmacy relationships. In 2020, we opened an approximately 300,000 square foot facility in New Albany, Ohio. In 2021, this facility began housing a dedicated licensed mail order pharmacy, XeCare, LLC (or “XeCare”), that provides prescription fulfillment services solely to Hims & Hers customers. In July 2021, we completed our acquisition of YoDerm, Inc. (“Apostrophe”), allowing us to expand personalized dermatological offerings to our customers. Apostrophe Pharmacy LLC (“Apostrophe Pharmacy,” and together with XeCare, the “Pharmacies”), is an additional dedicated licensed mail order pharmacy located in Arizona that provides prescription fulfillment services solely to Hims & Hers customers as part of our acquisition of Apostrophe in 2021. In 2022, we expanded the Apostrophe Pharmacy facility and opened an approximately 25,000 square foot facility in Gilbert, Arizona. We have entered into services agreements with each of the Pharmacies.

In 2024, we acquired Seaview Enterprises, LLC (d/b/a MedisourceRx) (“MedisourceRx”), a licensed 503B compounding outsourcing facility, which compounds products primarily for Hims & Hers customers (our “Outsourcing Facility”).

Additionally, in February 2025, we acquired a peptide manufacturing facility and certain related assets from C S Bio, Co., which will allow us to expand our supply chain capabilities in the future (our “Peptide Facility”). Also in February 2025, we acquired Sigmund NJ, LLC, marketed as Trybe Labs, a lab testing services business, which will allow us to add lab testing capabilities to our platform in the future (our “Lab Facility”). The facilities and operations of our Pharmacies, Outsourcing Facility, Peptide Facility, and Lab Facility are sometimes referred to collectively herein as our “Facilities”.

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

Affiliated Medical Groups, Providers, Health System Partnerships, and Partner Pharmacies

Affiliated Medical Groups and Providers

Due to the prohibition on the corporate practice of medicine adopted by a majority of states in the U.S., we have contractual arrangements with Affiliated Medical Groups to enable their provision of clinical services to our customers. “Affiliated Medical Groups” are separate professional corporations or other professional entities owned solely by licensed physicians and that engage licensed healthcare professionals to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners and physician assistants. While we are prohibited from owning a professional entity such as any of the Affiliated Medical Groups, the Affiliated Medical Groups were incorporated and established with our assistance for the specific purpose of providing clinical services to patients through the Hims & Hers platform and have no other operations or activities outside of the provision of services through the Hims & Hers platform.

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

Health System Partnerships

The strength of the Hims & Hers brand affords us numerous opportunities to partner with and offer new solutions to help transform existing healthcare stakeholders. We have relationships with leading health systems including, as of December 31, 2024, Ochsner Health, Mount Sinai Health System, Carbon Health, ChristianaCare Health System, and Hartford Healthcare to provide a clinically focused, telehealth-enabled patient care collaboration. These relationships offer our customers access to applicable in-person care within these systems to enhance their overall healthcare experience. These collaborations, which are intended to help Hims & Hers customers obtain in-person care not accessible through the Hims & Hers platform, do not involve any monetary exchange, compensation, or other financial incentives between the parties.

Partner Pharmacies

In addition to fulfilling orders through the Pharmacies, we maintain contractual arrangements with three licensed pharmacies (sometimes referred to herein as “Partner Pharmacies”), EHT Pharmacy LLC (d/b/a Curexa Pharmacy), ITC Inc. (d/b/a ITC Compounding Pharmacy), and The London Specialist Pharmacy Limited for fulfillment and distribution of certain prescription and non-prescription products available through the Hims & Hers platform. We are not bound by any exclusivity or minimum order requirements with respect to our use of any Partner Pharmacy, and have the ability to utilize other pharmacies, including the Pharmacies, at our discretion. The contractual arrangements with the Partner Pharmacies are typically for one-year terms with automatic renewals, subject to standard termination rights of the parties. The Partner Pharmacies’ rates are fixed in the contractual arrangements and changes require the mutual agreement of the parties.

Regulatory Environment

As a consumer-focused health and wellness company delivering comprehensive telehealth technologies and services and health and wellness products such as prescription drugs, compounded drugs, over-the-counter drugs and devices, cosmetics, and dietary supplements, in addition to the typical legal and regulatory considerations faced by a technology-based company, we are required to comply with complex healthcare laws and regulations, and consumer protection laws and regulations, all at both the state and federal level. Our business and operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, privacy and security of personal health information, product safety and pharmacy operations. Regulatory and/or legal enforcement actions by the FDA, Department of Health and Human Services, or other federal, state, or foreign enforcement authorities could have material adverse consequences on our business or its operations.

Government regulation of healthcare generally

We and other healthcare companies are subject to significant regulation in the United States. Healthcare-related businesses are subject to a broad array of governmental regulation at the federal, state, and local levels. While portions of our business are subject to significant regulations, such as those related to compounding practices, certain regulations do not apply to our business because of the way our current operations are structured. For example, we currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact other participants in the healthcare industry. If we begin accepting reimbursement payments from insurance providers or other third-party payors such as a government program, we will become subject to some of these additional healthcare laws and regulations.

Irrespective of our business model, the healthcare industry is subject to changing political, economic and regulatory influences that may affect health and wellness companies like Hims & Hers. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof, and changes in regulatory policy and leadership. For example,

Congress has enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”), which created new compliance requirements for manufacturers of cosmetic products in the U.S. and also significantly expanded the FDA’s authority to oversee and regulate cosmetics, though the FDA has yet to complete its development of implementing regulations for MoCRA. While these regulations may not directly impact us or our offerings in any given case, they will affect the healthcare industry as a whole and may impact customer use of the Company’s solutions. If the government asserts broader regulatory control over companies like us or if we accept payment from and/or participate in third-party payor programs in the future, the complexity of our operations and our compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. Similarly, the ability of the Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine, telehealth and pharmaceutical laws in order to support the Affiliated Medical Groups and the Pharmacies.

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

Corporate practice of medicine laws in the U.S.; Fee splitting

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs physicians. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services and providers. Other practices, such as professionals splitting their professional fees with non-professional persons or entities, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician. These laws are intended to prevent unlicensed persons from interfering with or unduly influencing a physician’s professional judgment. State laws and enforcement activities related to the corporate practice of medicine and fee-splitting vary dramatically. In some states, even activities not directly related to the delivery of clinical services may be considered an element of the practice of medicine. For example, in some states the corporate practice of medicine restrictions may be implicated by non-clinical activities such as scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel.

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

Regulation of medical and wellness products

Certain of the products available through our platform, including prescription pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, and dietary supplements, and the third-party suppliers and manufacturers of these products (“Manufacturing Suppliers,”) which manufacture and/or supply certain of our products or product ingredients, including compounded glucagon-like peptide-1 receptor agonists (“GLP-1s”), to the Pharmacies, are subject to extensive regulation by the FDA and international, federal, state, and local authorities. These authorities enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, and shipping of products and the components of those products.

The Federal Food, Drug and Cosmetic Act (“FDCA”), and FDA’s implementing regulations, set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising, and promotion of many of the products offered on our platform. FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of drugs conform to current good manufacturing practice (“cGMP”). The cGMP regulations are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements.

The over-the-counter drug and device products and some of the cosmetics and supplement products we sell are “white-labeled” products, where we sell the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by us in partnership with the applicable manufacturers. For these products, the manufacturer is responsible for complying with the FDA’s laws and regulations applicable to developing and manufacturing. There are also adverse event reporting requirements, labeling requirements, and product quality requirements applicable to dietary supplements and cosmetics, although the product quality requirements are generally less stringent than those for drug products. However, in recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. In addition, the FDA does not currently require pre-market approval for cosmetic products. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. While we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with applicable FDA regulatory requirements.

Furthermore, certain of the products available through the Hims & Hers platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product labeling or are otherwise marketed under a “monograph,” which establishes conditions such as the active ingredient, uses, doses, routes of administration, labeling, and testing, for over-the-counter drugs. Healthcare providers, including Providers prescribing on our platform, are permitted to prescribe drugs offered on the platform for “off-label” uses (i.e., uses not approved by the FDA and not described in the product’s labeling) because the FDA generally does not regulate the practice of medicine. While Providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement.

FDA regulations relating to the advertising and promotion of prescription and over-the-counter drugs, including prescription compounded drugs, also require that promotional materials for prescription drugs not be false or misleading. Failure to comply with FDA requirements can result in a prescription drug being deemed misbranded under the FDCA. Misbranding a drug in interstate commerce is a prohibited act and can result in regulatory and/or legal enforcement actions, including the issuance of an untitled letter or warning letter, injunctions, or in extreme instances, criminal prosecution. In addition, FDA findings of misleading promotional statements and practices can lead to private litigation under federal and state consumer protection and unfair trade practices laws.

Regulation of compounded drugs

Certain of the products available through our platform are compounded drug products under Section 503A or Section 503B of the FDCA, which provide exemptions from the requirements for preapproval to market a new drug and labeling with adequate directions for use. To market our products under these exemptions, we must comply with the applicable requirements.
Section 503A permits compounding of a drug that is not “essentially a copy” of a commercially available (or FDA-approved) drug product by a licensed pharmacist or a licensed physician based on receipt of a valid prescription for an individual patient or limited quantities before receipt of a valid prescription if certain conditions are met. 503A pharmacies are not subject to current cGMP requirements, and these facilities are not inspected by FDA. Compounding under 503A is primarily regulated by state pharmacy laws and regulations governing pharmacy operations. These laws and regulations often include specific requirements for compounding operations, including requirements for licensing of pharmacists, pharmacy technicians and pharmacies, supervision and training, inspections, sterility assurance, and recordkeeping, among other requirements. Regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding operations.

We also offer access to drugs compounded by facilities referred to as 503B outsourcing facilities, including MedisourceRx. Under Section 503B, outsourcing facilities may compound drugs without an individual patient prescription. Outsourcing facilities must be registered with FDA and are subject to cGMP requirements and regular FDA inspections. Section 503B also includes requirements regarding adverse event reporting, use of bulk drug substances, and prohibitions on wholesaling and compounding “essentially a copy” of an FDA approved drug, unless the drug is on FDA’s Drug Shortage List at the time of compounding, distribution, and dispensing.

Sections 503A and 503B also prohibit compounding of drug products that present “demonstrable difficulties for compounding.” However, FDA must publish a list of such drugs, through notice and comment rulemaking, before implementing this rule, and FDA has never finalized the list for any drug products.

In May 2024, we began offering access to GLP-1s, first in the form of compounded injectable semaglutide and in August 2024, in the form of branded (or FDA-approved) injectable semaglutide, as part of our weight loss specialty. Certain aspects of our GLP-1 compounding business are permitted by FDA based on current shortages of branded GLP-1s, and we cannot predict when such shortages will be resolved. Additionally, all doses of semaglutide marketed under the trade names Ozempic and Wegovy became listed as available on the FDA’s Drug Shortage List as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage, which could constrain our ability to continue providing access to compounded semaglutide on our platform once our current inventory has been sold.

While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, the Pharmacies, Partner Pharmacies, Affiliated Medical Groups, Providers, Facilities, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Other federal, state, or foreign enforcement authorities might also take action against us or the Pharmacies, Partner Pharmacies, Affiliated Medical Groups, Providers, Facilities, or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements.

New regulatory requirements

We recently announced two acquisitions of (i) a peptide manufacturing facility (and related assets) and (ii) a laboratory business. These are both new operational areas where we have not operated previously as an organization. These operations present regulatory requirements to which we have not previously been subject for us to comply with once we have integrated the acquisitions and have commenced operations. For example, with respect to the peptide manufacturing business, we will now be subject to provisions governing FDA-registered manufacturers of active pharmaceutical ingredients (“API”), as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

Additionally, with respect to our expansion into laboratory testing services, we will now be subject to new licensure and certification requirements and federal, state, and local laws and regulations applicable to laboratory testing including the FDCA the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and similar state laws. This will also result in additional oversight by various regulatory agencies, including the Centers for Medicare & Medicaid Services (“CMS”) and the FDA within the United States Department of Health and Human Services (“HHS”) on the federal side, as well as state and local departments of health responsible for regulating clinical laboratory testing within the jurisdictions where we will conduct laboratory testing. We may also be subject to additional state licensure requirements applicable to entities engaging in the distribution of prescription medical devices and products depending on how we integrate the laboratory services into our current customer offerings.

Furthermore, we may also become subject to certain FDA premarket review requirements relating to the diagnostic testing products that are used in the newly acquired laboratory-developed tests (“LDTs”), including but not limited to 510(k) clearance, de novo classification, premarket approval, and others. There remains some uncertainty over whether the FDA has the authority under the FDCA to regulate LDTs. The FDA asserts that it does have authority and has issued a final rule regarding the regulation of LDTs. The final rule is currently being challenged by the American Clinical Laboratory Association (“ACLA”) in a lawsuit pending in the United States District Court for the Eastern District of Texas.

Further, the FDA revises its regulations and guidance in light of new legislation in ways that may affect our business or products. It is impossible to predict whether other changes to legislation, regulation, or guidance will be enacted, or what the impact of such changes, if any, may be.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity and security of health information and other types of PII, including the California Confidentiality of Medical Information Act, and these laws and regulations are rapidly evolving and likely to remain in flux for the foreseeable future. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted diseases. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, information security, and artificial intelligence creates significant compliance issues for us, the Affiliated Medical Groups, the Pharmacies, Facilities, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny, and federal and state governmental authorities have increased their enforcement activity and demonstrated varying interpretations of existing laws. The privacy and data protection laws in many states in which we operate are more restrictive than HIPAA and/or may apply more broadly than HIPAA.

For example, the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) require, among other things, covered companies to provide specific disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states. Aspects of these new and emerging state privacy laws and regulations, as well as their interpretation and enforcement, are dynamic and evolving. These laws and regulations each require particular assessment for compliance, and we may be required to modify our practices in an effort to comply with them, which may impact demand for our offerings.

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

Seasonality

We expect our weight loss specialty will drive new seasonality considerations for our business. Specifically, we expect individuals’ health and wellness-based New Year's resolutions to result in additional traffic to our platform and thus increase the number of Subscribers utilizing one of our weight loss offerings. This may result in higher Subscriber and Monthly Online Revenue per Average Subscriber growth in the first quarter compared to the remainder of the year. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for definitions of Subscribers and Monthly Online Revenue per Average Subscriber.

Human Capital Management

People and Culture

At Hims & Hers, we are focused on providing an exceptional experience to our employees, while focusing on serving our customers. Our team is central to our mission to help the world feel great through the power of better health. We believe that celebrating multiple approaches and perspectives allows us to better meet the challenge of providing access to affordable, accessible, personalized health and wellness solutions. We continue to look for intentional ways to expand our programs and initiatives to not only attract, develop, and retain top talent, but also to center the well-being of our people.

We strive to hire the best and brightest talent across the industry with a focus on individuals determined to improve access to health and wellness solutions for millions. As of December 31, 2024, our team was comprised of 1,637 employees across various functions.

We have had an official remote-first policy for all corporate functions since June 2020. We have heavily invested in the software, tools, and culture that allow our company to be a leading force in the new remote-work environment. Not only has this allowed us to maintain and enhance our commitment to quality, our management team believes it has also provided a real competitive advantage by attracting diverse talent and garnering new geographic exposure. We prioritize hiring team members with a diversity of lived experiences, and we believe we get the benefit of more multi-faceted and nuanced insight into the customers we serve. This also ensures that our internal community reflects our vision for an equity-centered, inclusive workforce.

We aim to create an environment of mutual trust, confidence, and inclusion to provide opportunity for growth and recognition, with the ultimate goal of helping more customers feel great through providing access to better health and wellness solutions. We are a company with a growth mindset. To that end, we gauge our employees’ level of engagement and satisfaction through ongoing engagement surveys. We leverage these surveys to gather information to ensure we hear directly from our employees on their personal work experiences and how we can continue working to manifest our value set. We evaluate the data obtained through employee feedback to architect learning pathways and experiences that are truly valuable to our employees. We have regular people manager training and labs as well as effective communication training across the organization. We are continually working to improve our processes and policies to align with our growing and evolving workforce.

Further, we have committed to, and formalized, employee development programs that are focused on feedback, coaching and employee development. Programming includes a formalized performance review process that includes a self-evaluation process, peer-evaluation process and a manager self-evaluation process, together with training and resources on how to approach these evaluations.

We also offer our employees a holistic total rewards package with premier benefit and well-being programs intended to fit the needs of our employees and their family members. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, employee assistance programs, short-term and long-term disability coverage, life insurance, and certain fertility benefits. We offer a 401(k) Savings Plan and the ability to participate in our Employee Stock Purchase Plan to all U.S. employees. The majority of our employees are eligible for equity awards, depending on function, to align incentives and provide the opportunity to share in the Company’s financial success. Our paid time off programs enable and encourage our workforce to enjoy personal time away from their job responsibilities. We also offer generous parental leave benefits for eligible employees as well as a variety of perks including backup childcare, family forming resources, fitness and coworking space reimbursements, providing support for our employees’ needs.

Commitment to highest standards of provider quality

In addition to our employees, as of December 31, 2024, 1,307 medical providers located throughout all 50 states in the U.S. provided services on the Hims & Hers platform through the Affiliated Medical Groups. All credentials, licenses, and qualifications of these medical professionals are cross-checked against federal, state, and other agencies. The Affiliated Medical Groups implement comprehensive processes, to ensure adequate clinical skill and quality. Only the most qualified applicants are approved by the Affiliated Medical Groups to provide consultations on the Hims & Hers platform. This rigor in provider selection ensures a strong culture of high standards focused around improving health and wellness outcomes for our customers.

Competition

Consumers have historically accessed the healthcare system in the U.S. through an antiquated model focused around brick-and-mortar healthcare providers and cost coverage through commercial and government payor programs. At the same time, many consumers are not aware of the relative affordability, convenience, and accessibility of care through telehealth. Much of our marketing efforts since our founding have thus focused on consumer education around these capabilities and the underlying conditions that providers on our platform can help treat. The relatively low (albeit rapidly increasing) penetration of telehealth implies that there is a significant market opportunity as consumers continue to shift their behavior.

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

Hims & Hers owns or is licensed to use valuable intellectual property, including trademarks, service marks, patents, copyrights, trade secrets, and other proprietary information. We consider the trademarks “HIMS,” “HERS,” “H,” and “HIMS & HERS” to be of material importance to our business. Depending on the jurisdiction, trademarks, and service marks generally are valid as long as they are used and/or registered. Patents, copyrights, and licenses are of varying durations. In addition, we have registered and maintain numerous Internet domain names, including “www.hims.com” and “www.forhers.com.”

Additional Information

Our products and services are available through the following websites: www.hims.com, www.forhers.com, www.forhims.co.uk and www.apostrophe.com. We make available free of charge at the Investor Relations section of the hims.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our websites is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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

Summary of Principal Risk Factors

•We have experienced rapid growth in recent fiscal years and expect to continue to invest in our growth for the foreseeable future. High levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.
•We may not be able to maintain our profitability.
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
•We operate in a highly regulated, dynamic, environment and are subject to an increasing number of laws and regulations as a result of the various components of our existing business, including telehealth, pharmacy, and compounding, as well as our expansion into new areas such as peptide development and lab services and operations. The breadth and scale of our services and operations increases the complexity and extent of our compliance and regulatory obligations. If any of our Facilities are unable to obtain and/or maintain necessary licenses and permits, or if any of the Facilities or our operations fail to comply with applicable laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.
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

Risks Related to Our Business

We have experienced rapid growth in recent fiscal years and expect to continue to invest in our growth for the foreseeable future. High levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.

We have recently experienced a period of rapid growth in our revenue, operations and headcount. We grew our revenue from $526.9 million for the year ended December 31, 2022, to $872.0 million for the year ended December 31, 2023, to $1,476.5 million for the year ended December 31, 2024. Our number of employees has also increased significantly over the last few years, from 651 employees as of December 31, 2022 to 1,637 employees as of December 31, 2024. We have also completed multiple acquisitions, expanded into new specialties, and significantly increased the size of our customer base.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and Providers to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by Providers through our platform, operating our Facilities and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of Providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, including compounding, data privacy, use of artificial intelligence, peptide development, laboratory services or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We anticipate that we will continue to significantly expand our operations and headcount in the near term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to continue to manage this growth effectively and execute our business plan. There can be no assurance that these efforts will be successful or that we will not encounter operational difficulties that may have a negative impact on growth and profitability. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new products or services, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

If we are unable to expand or maintain the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, and certain prescription medications that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing, we need to maintain and continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, including disruptive technologies by market participants, including us, can quickly make our products and services obsolete and unmarketable. Additionally, changes in laws and regulations (or interpretation or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect.

For example, in May 2024, we began providing access to compounded injectable semaglutide, a glucagon-like peptide-1 receptor agonist (GLP-1), on our platform as part of our weight loss specialty. GLP-1s are subject to elevated consumer demand, related global drug shortages, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply, and an evolving regulatory landscape could impact our ability to continue offering access to such products. For example, while we do not provide access to compounded tirzepatide, the FDA removed tirzepatide from its shortage list in October 2024, and then reconsidered that decision less than two weeks later, before finally removing tirzepatide from the shortage list on December 19, 2024. Additionally, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage, which could constrain our ability to continue providing access to compounded semaglutide on our platform once our current inventory has been sold. While we do not provide access to compounded tirzepatide, the regulatory landscape applicable to GLP-1s continues to rapidly evolve. If regulatory or market conditions change, or we are unable to meet our customers’ demand for our offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected.

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

In order to attract new customers and incentivize existing customers to purchase our offerings, we use social media, emails, text messages, celebrity influencers, television commercials, and other marketing strategies to reach potential and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws or regulations governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business. We have received, and may in the future face, claims alleging violations of federal, state or local laws related to tracking technologies. While we do not expect any such claims of violations to have a material impact on our business, financial condition, or results of operations, any claims, proceedings, or actions against us by governmental entities, consumers, suppliers, competitors, or others, or other liabilities, may require us to change our operations and/or cease using certain marketing strategies.

Changes to social networking, advertising platforms’ or mobile device or other operating systems’ terms of use; terms of service or traffic algorithms that limit promotional communications or impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. Additionally, changes in regulations or the business practices of third-parties could limit our ability, and the ability of search engines and social media platforms, to collect data from users and engage in targeted advertising, which could negatively impact the effectiveness of our digital marketing. For example, in 2024, Meta announced changes to the use of certain types of health-related data for ad targeting purposes. The regulation of the use of cookies and other current online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such practices, could adversely affect our business if we are unable to adjust our marketing practices accordingly. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage and adversely affect our business.

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

In addition, an increase in our use of social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. FDA may also bring enforcement actions for false or misleading advertising and promotion of prescription drugs, including compounded drugs. In recent years, FDA has issued multiple untitled letters related to false or misleading promotion by influencers and/or using social media. Although we contract with and monitor our influencers’ posts on social media, they may fail to comply with our content-related requirements, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or required to alter our practices, which could have an adverse impact on our business and reputation.

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

If we are unable to continue to expand our marketing infrastructure, we may fail to increase the usage of our platform to meet our forecasts.

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

If we are unable to continue to expand our marketing capabilities, we may not be able to effectively expand the scope of our platform to attract new customers and give our existing customers additional treatment options. Relatedly, if any of our marketing platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.

Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Pharmacies, Partner Pharmacies, and other suppliers, and to our ability to attract new customers, Providers, strategic partners, Pharmacies, Partner Pharmacies, and other suppliers. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, Providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “–Use of social media and celebrity influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). Additionally, unexpected side effects or safety or efficacy concerns with our offerings, including compounded injectable semaglutide or GLP-1s as a class, significant changes in demand, litigation or regulatory proceedings and investigations, negative publicity, recalls, pressure from existing or new competitive products, or changes in labeling or pricing for these medications, could materially impact our reputation, which could negatively affect our business, stock price, prospects, and/or our results of operations. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

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
•the ability of the Facilities to meet inventory and product fulfillment expectations;
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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of the Facilities, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as artificial intelligence, that we are unable to similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

The activities and quality of Providers treating our customers and Facilities performing fulfillment and distribution, including any potentially unethical or illegal practices, could damage our brand, subject us to liability, and harm our business and financial results.

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the Providers they engage on our platform, our Partner Pharmacies, our Facilities, Manufacturing Suppliers, and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the Providers, our Facilities, our Partner Pharmacies, Manufacturing Suppliers or to us in the future at acceptable costs or at all.

Any claims made against us, our Partner Pharmacies, our Facilities, Manufacturing Suppliers, the Affiliated Medical Groups, and/or the Providers that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, our Partner Pharmacies, our Facilities, Manufacturing Suppliers, Affiliated Medical Groups, and/or Providers from their respective operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, our Partner Pharmacies, our Facilities, Manufacturing Suppliers, Affiliated Medical Groups, and/or Providers. If our customers have negative experiences on our platform as a result of the activities or quality of Providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, operations, products, solutions, technologies, facilities, and/or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions in the United States as well as in international markets. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create, unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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

Additionally, competition within our industry for acquisitions of businesses, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate, execute and integrate acquisitions successfully, including our recently completed or announced acquisitions, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

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

•logistics and regulations associated with prescribing medicine online and engaging with pharmacies and other suppliers to ship the prescribed medication;
•natural disasters, political and economic instability, including wars, terrorism, social or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, tariffs, sanctions, curtailment of trade, and other restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.

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

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of inflation and related market and macroeconomic responses, the ongoing conflict arising out of the Russian invasion of Ukraine, the hostilities and conflict in the Middle East, and impacts from tariffs, economic sanctions and trade restrictions. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, trade and supply chain issues and the availability and cost of credit in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies, the Facilities, and/or Manufacturing Suppliers to purchase sufficient quantities of products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new customers or Providers.

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

We currently host our platform, serve our customers and support our operations in the United States using Amazon Web Services (“AWS”), a provider of cloud infrastructure services, and through Partner Pharmacies, Manufacturing Suppliers, and other third-party service providers, including shipping providers and contract manufacturers. We do not have control over the operations of the facilities of AWS, Partner Pharmacies, or other third-party service providers. Such facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of any such event, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in our ability to generate revenue through customer purchases on the platform. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. Because our platform is used by our customers to engage with Providers who can diagnose, manage, and treat medical conditions, and pharmacies that can fulfill and ship prescription medication, it is critical that our platform be accessible without interruption or degradation of performance. Customers may become dissatisfied by any system failure that interrupts our ability to provide our platform or access to the products and services offered through our platform to them. Outages and pharmacy closures could lead to claims of damages from our customers, Providers on our platform, partners, suppliers, and others. We may not be able to easily switch our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures could reduce the attractiveness of our offerings to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our platform. Thus, any such disruptions could have an adverse effect on our business and results of operations.

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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Facilities and Partner Pharmacies to provide efficient fulfillment and distribution of prescription medication and other products and services. We also depend on our Outsourcing Facility and our relationships with Manufacturing Suppliers to supply and/or manufacture certain of our products or product ingredients, including compounded GLP-1s, to the Pharmacies. We cannot control the timing, or ensure the availability, of any such offerings.

Any interruption in the availability of a sufficient number of Providers or supply from our Partner Pharmacies, our Facilities or Manufacturing Suppliers could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of Providers. Similarly, if we were to lose our relationship with one of our Facilities, Partner Pharmacies, or Manufacturing Suppliers, are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies, Facilities, or Manufacturing Suppliers was subject to regulatory or legal enforcement, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Facility, Partner Pharmacy or Manufacturing Supplier is terminated, or any Affiliated Medical Group, Facility, Partner Pharmacy, or Manufacturing Supplier experiences a disruption in operations, including as the result of regulatory or legal enforcement. We also depend on cloud infrastructure providers, payment processors, suppliers of non-prescription products and packaging, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Disruption in our global supply chain, supply chain concentration, and changes to tax or trade policy could negatively impact our business.

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. Our ability to offer access to branded GLP-1 offerings is subject to supply chain constraints, which we expect to continue for the foreseeable future. Our compounded GLP-1 offerings may also be subject to periodic supply chain constraints. Additionally, these offerings on our platform are primarily manufactured by one supplier. If this supplier stops fulfilling purchase orders, it could significantly slow our ability to fulfill these orders until new suppliers are onboarded and internal manufacturing capabilities are expanded, which could adversely impact our results of operations and business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East, other acts of war or terrorism, trade sanctions, inflation, health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition. From time to time, our Facilities have also experienced batch failures. While these failures have not caused a material interruption to our supply arrangements to date, a future material interruption could cause reputational damage and have a material adverse impact on our business, results of operations and financial condition.

Additionally, any major changes in tax or trade policy, such as the imposition of additional tariffs or duties on imported products, or trade sanctions, between the U.S. and countries from which we source merchandise, directly or indirectly, could require us to take certain actions, such as raising prices on our offerings or seeking alternative sources of supply from vendors with whom we have less familiarity, which could adversely affect our reputation, revenue, and our results of operations. U.S. trade policies continue to be in flux, and trade policies implemented by the second Trump administration, or the consequences of such policies, could have an adverse effect on our business.

Our pharmacy business subjects us to additional healthcare laws and regulations beyond those we face with our core telehealth business, and increases the complexity and extent of our compliance and regulatory obligations.

A majority of the fulfillment and distribution of products available through our platform is done by the Pharmacies. While the Pharmacies operate exclusively in support of our business, we do not directly own XeCare or Apostrophe Pharmacy. We are in the process of transitioning both Pharmacies to wholly owned subsidiaries, which we expect to complete this year. Many states require advance notice and approval by the state’s board of pharmacy with respect to changes in ownership. These requirements could result in delays to a Pharmacy obtaining licensure in a given jurisdiction or disruptions to our business in the event of a change of control with respect to a Pharmacy, including in connection with ownership transitions described above, which could adversely affect our revenue or results of operations.

The operations of the Pharmacies and MedisourceRx also subject us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; compounding of prescription medications; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities, the loss, suspension or other limitation of any license held by a Pharmacy or MedisourceRx, or any failure or perceived failure by us or the Pharmacies or MedisourceRx to comply with any applicable federal, state, or local law or regulation could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

Risks Related to Governmental Regulation

If we fail to comply with applicable healthcare and/or other laws and governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

The healthcare and technology industries are subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the industries in which we operate have been subject to an increase in governmental regulation as well as legislative attention and activity, and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they have and will affect these industries and may impact customer use of the services we offer on our platform. The healthcare industry in general is also subject to numerous federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties.

As an example, under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, we rely on exemptions from FDA’s premarket approval and certain labeling requirements to market our compounded products, which requires us to comply with the conditions in the exemptions set forth in Sections 503A and 503B of the FDCA. In May 2024, we began offering access to GLP-1s, first in the form of compounded injectable semaglutide and in August 2024 in the form of branded (or FDA-approved) injectable semaglutide, as part of our weight loss specialty, and in September 2024, we completed our acquisition of MedisourceRx, a licensed 503B compounding outsourcing facility. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage as well as litigation in recent years, including with respect to compounded GLP-1s. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Governmental inquiries or actions or litigation brought against us, a Partner Pharmacy, Pharmacy, Facility, or Manufacturing Supplier relating to our compounding activities, including with respect to GLP-1 products, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our brand, reputation and business.

Additionally, our compounded GLP-1 products are currently produced by 503B outsourcing facilities, which is permitted based on current shortages of FDA-approved GLP-1s, and we cannot predict when such shortages will be resolved. For example, while we do not provide access to compounded tirzepatide, the FDA removed tirzepatide from its shortage list in October 2024, and then reconsidered that decision less than two weeks later, after a compounding industry group filed a lawsuit against FDA. FDA ultimately reaffirmed its decision to remove tirzepatide from its shortage list in December 2024, but the lawsuit is ongoing as of February 24, 2025. Additionally, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage, which could constrain our ability to continue providing access to compounded semaglutide on our platform once our current inventory has been sold. While we do not provide access to compounded tirzepatide, the regulatory landscape applicable to GLP-1s continues to rapidly evolve in ways that may be adverse to our business. While FDA does not limit compounding to drug shortages, and we believe there are paths to continue offering access to certain compounded GLP-1s after the shortage ends consistent with the statutory exemptions from the new drug approval requirements, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters. Further, in 2024, the manufacturers of certain FDA-approved GLP-1 products requested FDA add semaglutide and tirzepatide to its “Demonstrable Difficulties for Compounding List”. FDA has never finalized the Demonstrable Difficulties for Compounding List for any drug products, but if FDA were to add semaglutide to, and finalize, the list, we could no longer compound these products. If our ability to offer these products is constrained in the future, supply may be limited, the price of these offerings may increase significantly and the margins on our sale of such products may decrease, which could decrease new customer demand, cause existing customers to cancel their subscriptions, and reduce our revenues and/or gross profit from sales of such products, which could harm our brand, reputation, results of operations and the market price of our Class A common stock.

Many of our compounded drugs are produced by our Pharmacies or Outsourcing Facility, MedisourceRx, and the promotion and advertising of these compounded drugs is subject to FDA regulation. In particular, FDA will object to any promotional activity that is false or misleading, including the failure to disclose material facts. For example, FDA will expect adequate substantiation for an efficacy claim and some information related to the product’s risks. Failure by us or our any third-party collaborators we contract with to comply with these requirements may result in enforcement by the FDA, such as warning letters requiring that remedial measures be taken, or state authorities. This could result in adverse publicity and may affect our ability to promote or sell our products, which could have material adverse impacts on our business.

Further, we recently announced two acquisitions: (i) a peptide manufacturing facility (and related assets) and (ii) a laboratory business. These are both operational areas where we have not operated previously as an organization. These operations will present risks and regulatory requirements to which we have not previously been subject once we have integrated the acquisitions and have commenced operations. For example, with respect to the peptide manufacturing business, we will be subject to provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

Additionally, with respect to our expansion into laboratory testing services, we will be subject to new licensure and certification requirements and federal, state, and local laws and regulations applicable to laboratory testing, including the FDCA, the CLIA, and similar state laws. This will also result in additional oversight by various regulatory agencies, including the CMS and the FDA within HHS on the federal side, as well as state and local departments of health responsible for regulating clinical laboratory testing within the jurisdictions where we will conduct laboratory testing. We may also be subject to additional state licensure requirements applicable to entities engaging in the distribution of prescription medical devices and products depending on how we integrate the laboratory services into our current customer offerings.

Furthermore, we may also become subject to certain FDA premarket review requirements relating to the diagnostic testing products that are used in the newly acquired LDTs, including but not limited to 510(k) clearance, de novo classification, premarket approval, and others. If we are unable to comply with our new regulatory regime, we may be subject to fines, enforcement actions, or other regulatory orders, which may adversely affect our business.

Although we have adopted policies and procedures designed to comply with applicable laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations or those of the Pharmacies or Affiliated Medical Groups are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from the ability to participate in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business and our financial condition.

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

Legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the Affiliated Medical Groups and/or the Pharmacies with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The Affiliated Medical Groups and their Providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of the Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts Providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners and physician assistants remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as certain other regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications, including compounded products, can be marketed, dispensed, and sold.

Because these are developing areas of law and regulation, we monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’, Providers’, or Pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in a manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payors. Since then, the Health Care Reform Law has prompted legislative efforts to significantly modify or repeal it, which may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. While we currently only accept payments from customers—not any third parties or insurance providers—if we were to start accepting reimbursement from insurance providers or other third parties in the future, our business model could be impacted by healthcare reform whether or not we begin taking reimbursement or payments from third parties other than customers. If we are required to comply with the Health Care Reform Law and fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

The products we sell and our third-party suppliers are subject to FDA regulations and other international, federal, state and local requirements and if we or our third-party suppliers fail to comply with international, federal, state, and local requirements, our ability to fulfill customers’ orders through our platform could be impaired.

The products available through our platform, and the third-party suppliers and manufacturers of these products, including our Manufacturing Suppliers, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including prescription drug products, over-the-counter drugs, over-the-counter devices, cosmetics and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, shipping, marketing, and sale of products. Government regulations specific to pharmaceuticals are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be compounded, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet, or changes to any international, federal, state, or local requirements attendant to the testing, compounding, production, distribution, labeling, packaging, handling, sales and marketing, continued safety and/or other aspects of a regulated product, including any changes to the interpretation or enforcement of such requirements or any exemptions from such requirements, could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses, unapproved drugs, or in a false or misleading manner, or if the FDA determined that any of our compounded products do not meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable.

The prescription drug products available through our platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. FDA has the authority to impose significant restrictions on approved drug products through regulations on advertising, promotional and distribution activities. Some of these products are prescribed by Providers on the platform for “off-label” uses. While Providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, or is otherwise inconsistent with applicable FDA laws and regulations, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement. In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, our Facilities, Partner Pharmacies, Affiliated Medical Groups. Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Our product offerings include proprietary product formulas that we market as cosmetic products. In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products, and we could similarly be subject to enforcement action if we market our cosmetic products using drug claims or otherwise promote them for non-cosmetic purposes. Other federal, state, or foreign enforcement authorities might also take action against us or our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements. In addition, Section 503A requires the pharmacy to obtain individual prescriptions establishing that the compounded drug is necessary for each drug prescribed for each of our customers, and also limits compounded drugs that are “essentially copies” of commercially available FDA-approved drugs, including those with the same route of administration. These restrictions create limitations on our ability to market compounded drugs that have the same active ingredients and route of administration as FDA-approved drugs.

Further, we currently source the compounded GLP-1 products that we provide access to on our platform from our Outsourcing Facility and Manufacturing Suppliers that operate as 503B outsourcing facilities. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. For example, the facility must register with FDA, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s requirements for outsourcing facilities addressing cGMP. If our Outsourcing Facility or any of the Manufacturing Suppliers that we use or any of our compounded products are found not to satisfy the criteria set forth in Section 503B by the FDA, we may be required to recall or stop offering such products, among other things, which could have an adverse effect on our business, reputation, and results of operations. Additionally, due to certain differences in the compounding requirements for pharmacies and 503B outsourcing facilities, following resolution of the shortage with respect to compounded semaglutide, compounding of GLP-1 products that we provide access to may need to take place in a 503A pharmacy capable of sterile compounding, instead of a 503B outsourcing facility, if at all, which could have an adverse effect on our operations.

Although we believe our products meet the requirements for the statutory exemptions in 503A and 503B, changes to the regulatory requirements for compounding GLP-1 products may adversely impact our financial conditions and business operations, and we cannot predict such changes.

In addition, FDA regulates all labeling and advertisements for prescription and over-the-counter drugs. FDA prohibits false or misleading promotional statements and has broad authority to determine whether a communication is “false or misleading”, including taking into account whether a communication fails to disclose material facts in light of the representations made. These restrictions may be more limiting for compounded products as compared with FDA-approved products regarding efficacy and safety claims, which may impact our ability to compete against the sale of comparable FDA-approved products.

Any regulatory or legal enforcement actions by the FDA or other federal, state, or foreign enforcement authorities against us, our Facilities, Partner Pharmacies, Manufacturing Suppliers, Affiliated Medial Groups or Providers could result in lawsuits, which even if unfounded can be costly and distracting, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.

The information that we provide to Providers, customers, and our partners could be inaccurate or incomplete, which could harm our business, financial condition, and results of operations.

We collect and transmit healthcare-related information to and from our customers, Providers on our platform, Pharmacies and Partner Pharmacies in connection with the telehealth consultations conducted by the Providers and prescription medication fulfillment by the Pharmacies and our Partner Pharmacies, which may be assisted by artificial intelligence tools in certain instances. If the data or suggestions that we provide to our customers, Providers on our platform, Pharmacies or Partner Pharmacies, which may be aided by artificial intelligence tools, are incorrect or incomplete or if mistakes are made in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, the Pharmacies, our revenue, our business, and/or our financial condition.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of PII, including the California Confidentiality of Medical Information Act, and these laws and regulations are rapidly evolving. These laws and regulations in many cases are more restrictive than, and may not be preempted by, HIPAA and its implementing rules, particularly with respect to highly sensitive PII involving behavioral health or sexually transmitted disease. These laws and regulations are often uncertain, contradictory, and subject to changing or differing interpretations, and we expect new laws, rules and regulations regarding privacy, data protection, and information security to be proposed and enacted in the future. This complex, dynamic legal landscape regarding privacy, data protection, information security, and artificial intelligence creates significant compliance issues for us, the Affiliated Medical Groups, the Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other PII or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other PII or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could materially and adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

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

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns, or unauthorized disclosure or modifications of information, causing sensitive, confidential or proprietary information to be accessed or acquired without authorization, or to become publicly available. We utilize vendors and other third-party service providers for important aspects of the collection, storage, transmission, and verification of customer information and other confidential, and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the nature of the sensitive, confidential, and proprietary information that we and our service providers collect, store, transmit, and otherwise process, the security of our and our vendors’ technology platforms and other aspects of our services, including those provided or facilitated by third-party service providers, are important to our operations and business strategy. We take certain administrative, legal, physical, and technological safeguards to address these risks, such as requiring outsourcing subcontractors who handle customer, user, and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard sensitive, confidential, and proprietary information. Measures taken to protect our systems, those of our vendors or other third-party service providers, or sensitive, confidential, and proprietary information that we or such third-party service providers process or maintain, may not adequately protect us from the risks associated with the collection, storage, and transmission of such information. We and certain of our vendors have experienced security breaches or other disruptions in the past, and we expect that other vendors or third-party service providers will experience such breaches or other disruptions in the future. While no incidents have had a material impact on our business, financial condition, or results of operations to date, we cannot guarantee that material incidents will not occur in the future. Although we take steps to help protect sensitive, confidential, and proprietary information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance, or other disruptions.

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

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through the Pharmacies, and we, as well as the Pharmacies, Affiliated Medical Groups, and Providers, have faced and in the future may face allegations, litigation, and regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. For example, in October 2023, the Federal Trade Commission (the “FTC”) issued to us a Civil Investigative Demand requesting information as part of a non-public investigation. While the Company has responded to substantially all of the information requested by the FTC’s initial inquiry, as of February 24, 2025, the FTC has not communicated to us any potential conclusions or findings the FTC may make with respect to its investigation. While we do not expect the outcome of this investigation to have a material impact on our business or operations, there can be no assurance that our expectations will prove correct.

Certain litigation and regulatory matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, require us to modify our platform or business practices or require us to stop offering certain features, products, or services, any of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, including litigation, regulatory inquiries, investigations and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

Our business involves third-party Providers performing medical consultations and prescribing medication to our customers, as well as the fulfillment and distribution of pharmaceuticals, including compounded pharmaceuticals, by the Pharmacies and Partner Pharmacies. This activity, as well as the sale of other products on our platform, exposes us to the risk of product liability claims. In addition, the products that we sell could become subject to contamination, product tampering, mislabeling, recall or other damage, and errors in the dispensing and packaging of drugs and consuming drugs in a manner that is not prescribed could lead to serious injury or death. We may be subject to product liability claims if products obtained or prescribed through our platform cause, or merely appear to have caused, an injury. Claims may be made by customers, third-party service providers or manufacturers of products and services we make available. Although we have product liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, the coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may harm our business. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could result in significant costs and significant harm to our business.

We may be subject to claims against us even if the apparent injury is due to the actions of others or misuse of the prescribed medication or other product. These liabilities could prevent or interfere with our growth and expansion efforts. Defending a suit, regardless of merit, could be costly and could divert management attention, and any product liability claims, recalls or suits, even if without merit or limited in scope and operational impact, may result in adverse publicity or result in reduced acceptance of our platform and offerings.

Our business could be disrupted by catastrophic events and man-made problems, such as power disruptions, data security breaches, and terrorism.

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including climate-related disasters or other extreme weather events such as earthquakes, fires, floods, hurricanes, tornadoes or tsunamis, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. If a climate-related disaster or other extreme weather event occurred in Arizona (which is prone to extreme weather events including extreme heat, drought and wildfires) or Ohio (which is prone to extreme weather events including extreme temperatures, rain and snow storms, and flooding), which are the locations of our two facilities and the two Pharmacies, we could experience fulfillment and distribution delays, among other things, that could have an adverse impact on our results of operations. In addition, acts of war or terrorism, including malicious internet-based activity and supply chain attacks, could cause disruptions to the internet or the economy as a whole. Further, even if our systems are not interrupted or our facilities are not affected from a catastrophic event, catastrophic events have the potential to impact our employees’ and service providers’ abilities to commute to work (in Ohio or Arizona) or to stay connected effectively while working remotely.

Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems or those of our vendors or suppliers, including the Pharmacies, were to fail or be negatively impacted as a result of a climate-related disaster or other catastrophic event, our ability to deliver our platform to our customers would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, financial condition, and results of operations could be harmed. We have implemented a disaster recovery program that allows us to move website and mobile application traffic to a backup site in the event of a catastrophe. This allows us the ability to move traffic in the event of a problem, and the ability to recover in a short period of time. However, to the extent our disaster recovery program does not effectively support the movement of traffic in a timely or complete manner in the event of a catastrophe, our business and results of operations may be harmed.

We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, financial condition and results of operations, that may result from interruptions in access to our platform as a result of system failures.

Risks Related to Our Results of Operations and Additional Capital Requirements

We may not be able to maintain our profitability.

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the twelve months ended December 31, 2024, we had net income of $126.0 million, and Adjusted EBITDA of $176.9 million, compared to a net loss of $23.5 million and Adjusted EBITDA of $49.5 million for the twelve months ended December 31, 2023. There can be no assurance that we will be able to maintain our profitability in future fiscal periods. We have incurred more losses than profits since our inception, and have an accumulated deficit of $242.1 million as of December 31, 2024. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to continue to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the years ended December 31, 2024 and 2023, we may not generate positive cash flows from operations, or maintain profitability in any given period, and our limited operating history may make it difficult to evaluate our current business and our future prospects.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing and highly regulated industries, including increasing expenses as we continue to grow our business. If we are not able to maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and which may be dilutive to our stockholders. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations, and financial condition could be adversely affected.

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
•successful expansion of licensure and capabilities of the Pharmacies and MedisourceRx;
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
•seasonality trends in our weight loss specialty;
•instability in the financial markets;
•global economic and trade conditions, including tariffs, economic sanctions, and trade restrictions; and
•political, economic, and social instability, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine, the hostilities and conflict in the Middle East, or other war or terrorist activities, and any disruption these events may cause to the global economy.

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

Further, in addition to being costly and time-consuming, any environmental, social and governance (“ESG”)-related disclosures we make may not meet investor expectations or attract additional investments in us, which could result in a decrease in the market price for our Class A common stock.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in February 2025 we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any other debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. The possibility of a significant economic downturn, increased interest rates, or disruptions in the global financial markets may make it more difficult to access available capital and may reduce our ability to secure financing on favorable terms. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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
•negative publicity and short-seller reports that make allegations against us or our Facilities or Affiliated Medical Groups, or our Manufacturing Suppliers, even if unfounded;
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
•the volume of shares of our Class A common stock available for public sale; and
•general economic and political conditions such as recessions, interest rates, fuel prices, inflation, foreign currency fluctuations, tariffs, economic sanctions and trade restrictions, social, political and economic risks, pandemics or epidemics, and acts of war or terrorism or other geopolitical conflicts.

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

We have implemented a comprehensive set of processes for assessing, identifying, and managing material risks from cybersecurity threats. We conduct continuous vulnerability scanning and periodic penetration tests to evaluate risks in key infrastructure and applications as part of ongoing cybersecurity management and in accordance with required regulatory practices. Any observations are ranked by severity and prioritized for response and remediation.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. We evaluate vendor security through an integrated process with our legal team to assess security and privacy risks to the business. This integrated process helps ensure appropriate contract provisions and complementary controls are in place to protect our and our customers’ data. We execute this review process as we onboard a new vendor or renew a contract with an existing vendor, or when there are significant changes in the scope of services provided by the vendor. Key vendors are reassessed annually to confirm their control environment remains secure and meets our expectations.

Our platform is continuously probed and attacked by malicious actors, and accordingly, the controls and practices utilized by our cybersecurity and technology teams have continued to evolve. We utilize a Security Information and Event Management (SIEM) tool and Security Operations Center (SOC) provider to actively support our ability to monitor, alert, and remediate issues on a continuous basis and to protect our company from material security breaches or unauthorized access to our environment. Additionally, we employ a dedicated cybersecurity team to closely work with the SOC, key vendors, and internal stakeholders to maintain familiarity with our operations and configure systems to alert on risks to the organization using industry and business insights.

We closely monitor vendor and industry alerts to identify potential vulnerabilities and risks. These various threat and vulnerability alerts allow our cybersecurity team and trusted partners, such as hosting vendors and other critical service providers, to quickly respond to identified risks. Additionally, a periodic NIST-based risk assessment is performed by an independent third party to assist our cybersecurity team in confirming our cybersecurity control environment is in conformance with recognized cybersecurity industry frameworks and standards, as well as identifying any opportunities for enhancement. We also regularly train our employees on cybersecurity awareness, confidential information protection, and phishing attacks.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. For a discussion of whether and how any risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see Part I, Item 1A: “Risk Factors,” which should be read in conjunction with this Part I, Item 1C.

Governance

Our Board of Directors maintains overall oversight of our risk management. The Audit Committee is specifically tasked with reviewing cybersecurity and other information technology risks, controls, and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches. The Audit Committee also reviews with management any specific cybersecurity issues that could affect the adequacy of our internal controls. Our Head of Information Security reports to the Audit Committee on a quarterly basis on any relevant cybersecurity issues or risks, related controls, procedures and programming, material cybersecurity and data privacy incidents (if any), as well as any material updates to our cybersecurity risk management and strategy, broader cybersecurity trends, and relevant educational information.

We employ a cybersecurity team of seasoned professionals with direct experience in securing both large and small enterprises. The team is led by our Head of Information Security, who reports to the Chief Operating Officer (COO). The Head of Information Security has nearly 20 years of experience in various technology leadership roles. Of these, the last 10 years have specifically focused on building, managing, and supporting robust security programs across highly regulated industries. The Head of Information Security holds relevant credentials through leading organizations including CISSP (ISC2), CCSP (ISC2), CRISC (ISACA), CCISO (EC-Council), and QTE (DDN). Other members of the cybersecurity leadership team have several years of direct experience in the security industry and hold relevant credentials from ISC2, ISACA, EC-Council, and CompTIA. Moreover, cybersecurity team members keep themselves current through continuing professional education. These individuals are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, which include escalation to the CCO and the Audit Committee, as appropriate.

Item 2. Properties

Hims & Hers’ address is 2269 Chestnut Street, #523, San Francisco, California 94123. In addition, as of December 31, 2024 we lease and operate fulfillment centers and Pharmacy facilities in New Albany, Ohio, Gilbert, Arizona, and Los Alamitos, California, along with a corporate facility in New York, New York. Hims & Hers’ workforce is currently working on a fully remote basis with the exception of those employees serving our fulfillment operations and certain of our Facilities.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HIMS”.

Holders

On February 21, 2025, there were 93 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of our Class A common stock through brokers, banks, or other nominees.

Dividends

We have not paid any cash dividends on our Class A common stock to date. The payment of any cash dividends is within the discretion of our Board and our Board does not currently contemplate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the 2025 Proxy Statement entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2024 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
October 1, 2024 to October 31, 2024	—	$—	—
November 1, 2024 to November 30, 2024	238,736	$20.96	238,736
December 1, 2024 to December 31, 2024	—	$—	—
Total repurchases	238,736			$64,957
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On July 24, 2024, we announced that our Board of Directors had authorized the 2024 Share Repurchase Program, pursuant to which we may repurchase up to $100.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means. As of December 31, 2024, $35.0 million of our shares of Class A common stock had been repurchased under the authorization. The 2024 Share Repurchase Program expires on August 31, 2027.

Unregistered Sales of Equity Securities and Use of Proceeds

In December 2024, 190,373 of the outstanding Class A common stock warrants issued to nonemployees in connection with vendor service arrangements, with a weighted average exercise price of $1.75, were exercised for 190,373 shares of Class A common stock. Upon the exercise of these warrants, the holder received an additional 18,622 shares of Class A common stock based on the terms of the earn-out arrangement. For more detail regarding the transaction, see Note 14 – Stockholders’ Equity to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Nasdaq Internet Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 21, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” in this Form 10-K.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a personalized, digital, accessible format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue. We also continually and strategically review our key business metrics to ensure that they are helpful in managing or monitoring the performance of our business as it grows, which may result in changes in our key business metrics over time. As an example, our management primarily uses the Subscribers and Monthly Online Revenue per Average Subscriber metrics, as defined below, to manage and monitor the performance of our business. With the Net Orders and AOV metrics, as defined below, becoming less relevant for our business, we anticipate no longer reporting those metrics beginning with the three months ending March 31, 2025.

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

“Subscribers” are customers who have one or more “Subscriptions” pursuant to which they have agreed to be automatically billed on a recurring basis at a defined cadence. The Subscription billing cadence is typically defined as a number of days (for example, billed every 30 days or every 90 days), which are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscribers can cancel or snooze Subscriptions in between billing periods to stop receiving additional products and/or services and can reactivate Subscriptions to continue receiving additional products and/or services.

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

Average Order Value (“AOV”) is defined as Online Revenue divided by Net Orders.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the years ended December 31, 2024, 2023, and 2022, as well as key metrics that drive Online Revenue (i.e., Subscribers, Monthly Online Revenue per Average Subscriber, Net Orders, and AOV) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber and AOV):

	Year Ended December 31,
	2024	Change	% Change	2023	Change	% Change	2022

Online Revenue	$1,437,937	$595,556	71%	$842,381	$339,874	68%	$502,507
Wholesale Revenue	38,577	8,958	30%	29,619	5,210	21%	24,409
Total revenue	$1,476,514	$604,514	69%	$872,000	$345,084	65%	$526,916

Subscribers (end of period)	2,229	692	45%	1,537	497	48%	1,040
Monthly Online Revenue per Average Subscriber	$64	$10	19%	$54	$1	2%	$53

Net Orders	10,459	1,783	21%	8,676	2,554	42%	6,122
AOV	$137	$40	41%	$97	$15	18%	$82

We generated $1,437.9 million in Online Revenue for the year ended December 31, 2024, an increase of $595.6 million, or 71%, as compared to $842.4 million for the year ended December 31, 2023. Growth in Online Revenue for the year ended December 31, 2024 was driven by weight loss offerings launched in the fourth quarter of 2023 or later, including new offerings launched in the second quarter of 2024 for which there was no comparable revenue in 2023, as well as continued sustainable growth in Subscribers pertaining to offerings available in all periods presented, from whom we generated recurring revenue. Offerings available in all periods presented represented a substantial majority of Online Revenue for the year ended December 31, 2024. This led to growth in new Subscribers, Monthly Online Revenue per Average Subscriber, AOV, and Net Orders. Online Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, and strategic pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings.

We generated $38.6 million in Wholesale Revenue for the year ended December 31, 2024, an increase of $9.0 million, or 30%, as compared to $29.6 million for the year ended December 31, 2023. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including delayed inventory purchases from our partners, seasonality trends, launches of new merchants, and timing of specialized campaigns.

Subscribers grew 45% to approximately 2,229,000 as of December 31, 2024 as compared to approximately 1,537,000 Subscribers as of December 31, 2023. Growth in Subscribers for the year ended December 31, 2024 was driven by offerings launched in the fourth quarter of 2023 or later, along with increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities and improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber grew 19% to $64 for the year ended December 31, 2024 as compared to $54 for the year ended December 31, 2023, primarily due to newer offerings introduced during the second quarter of 2024 along with changes in product mix.

As a result of growth in Subscribers, we generated approximately 10.5 million Net Orders for the year ended December 31, 2024, an increase of 21% as compared to approximately 8.7 million Net Orders for the year ended December 31, 2023. For the year ended December 31, 2024, AOV was $137, an increase of 41% compared to $97 for the year ended December 31, 2023. AOV growth for the year ended December 31, 2024 was driven primarily by newer offerings introduced during the second quarter of 2024 as well as product mixes shifting towards longer duration Subscriptions.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments or a treatment term depending on the offering. In addition to a 30-day cadence or treatment term, we offer Subscribers the ability to select from a range of Subscription shipment cadences or treatment terms, from every 60 days to 360 days, depending on the product. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. With the exception of prepaid offerings, the Subscriber is typically billed upon each shipment. Subscribers can cancel or snooze Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. For longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions typically results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment could also negatively impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws, or the interpretation or enforcement of such laws, and could impact customer acquisition costs.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. While historically the consistent uptake by Subscribers of our offerings contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber, newer offerings introduced in 2024 have led to increases in this metric, which may continue in the near future. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures or the impact of trade actions may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our Facilities, with the goal of fulfilling nearly all of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we are making investments in the expansion of our current facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. The number of our Subscribers using personalized solutions has grown in recent periods and represented more than a majority of Subscribers as of the end of fiscal year 2024. As we expect the percentage of Subscribers on our platform using a personalized solution to continue to increase, we plan to continue to invest in personalized product offerings, including in our compounding capabilities. This also includes further investments in and development of mobile phone technology, including our mobile applications, in order to improve the customer experience on our platform. We may continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Seasonality

We expect our weight loss specialty will drive new seasonality considerations for our business. Specifically, we expect individuals’ health and wellness-based New Year's resolutions to result in additional traffic to our platform and thus increase the number of Subscribers utilizing one of our weight loss offerings. This may result in higher Subscriber and Monthly Online Revenue per Average Subscriber growth in the first quarter compared to the remainder of the year.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income (loss) before stock-based compensation, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses prior to 2024, and (ii) transaction professional services), legal settlement expenses that are considered non-recurring, impairment of long-lived assets, change in fair value of liabilities, interest income, and income taxes. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022

Revenue	$1,476,514	$872,000	$526,916

Net income (loss)	126,038	(23,546)	(65,678)
Stock-based compensation	92,322	66,080	42,817
Depreciation and amortization	17,088	9,515	7,474
Acquisition and transaction-related costs	3,979	3,016	1,192
Legal settlement	2,008	—	—
Impairment of long-lived assets	114	429	1,127
Change in fair value of liabilities	—	1,075	(70)
Interest income	(10,349)	(9,029)	(2,610)
(Benefit) provision for income taxes	(54,327)	1,975	(31)
Adjusted EBITDA	$176,873	$49,515	$(15,779)

Net income (loss) as a % of revenue	9%	(3)%	(12)%
Adjusted EBITDA margin	12%	6%	(3)%

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

The following table reconciles net cash provided by (used in) operating activities to Free Cash Flow for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022

Net cash provided by (used in) operating activities	$251,084	$73,483	$(26,531)
Less: purchases of property, equipment, and intangible assets in investing activities	(41,655)	(17,220)	(2,714)
Less: investment in website development and internal-use software in investing activities	(11,095)	(9,272)	(4,533)
Free Cash Flow	$198,334	$46,991	$(33,778)

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

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and a significant majority of our results of operations are attributable to, the United States of America. The consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. For the periods presented, the VIEs are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our consolidated financial statements as if the consolidated group were a single economic entity.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products. In contracts that contain prescription products issued as the result of a consultation, revenue also includes medical consultation services and post-consultation service support provided by Affiliated Medical Groups. Additionally, revenue is generated through wholesale arrangements.

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs of purchased and manufactured products, packaging materials, shipping costs, labor costs directly related to revenue generating activities including medical consultation services and manufacturing labor, and overhead costs associated with manufactured products. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software (other than related to manufactured products) are considered to be operating expenses and are excluded from cost of revenue.

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the mix of Online Revenue and Wholesale Revenue in a period, volume of fulfillment through affiliated and internal fulfillment capabilities, and our ability to sell our inventory. We expect our gross margin to fluctuate from period to period depending on these and other factors. While gross margin has decreased period to period in the most recent quarters, and we may see this trend continuing in the short term, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate more favorable costs of revenue.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter and we expect this trend to continue. While marketing expenses may fluctuate as a percentage of revenue due to the timing and discretionary nature of these expenses, with the additional marketing leverage driven by our newer offerings, along with the maturation of our existing Subscriber base, we expect total marketing expenses as a percentage of revenue to continue to decrease over the long term.

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical group, pharmacy, fulfillment, and customer service functions. These expenses also include operating expenses primarily relating to operating and support functions for facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies. As a result, we expect revenue growth to continue to outpace those investments made, leading to a decrease in operations and support expenses as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Technology and development expenses

Technology and development expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our engineering, product management, product development, and data science functions. These expenses also include operating expenses primarily relating to technology and development functions for the operation, maintenance and enhancement of our digital platform, websites and mobile applications, inclusive of related expenses for third-party software and hosting to support those functions, and related depreciation. Expenses also include investments to develop new health and wellness products and services. We expect technology and development expenses may increase in the foreseeable future as we grow our business and continue to invest in our platform and new offerings and stabilize over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

General and administrative expenses

General and administrative expenses (“G&A”) include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our executive, legal, human resources, finance, brand strategy, communications, public and government relations, and other corporate functions. These expenses also include operating expenses primarily relating to general and administrative functions for insurance, third-party software and hosting to support those functions, related depreciation and amortization, and other general corporate costs. We expect G&A to increase for the foreseeable future as we increase headcount with the growth of our business. However, we anticipate G&A will decrease as a percentage of revenue over the long term, in part due to our expected execution of disciplined headcount growth and overall expense management, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other income (expense)

Other income (expense) primarily consists of interest income from our cash and cash equivalents and investment accounts, and, in prior years, change in fair value of liabilities. Additionally, other income (expense) includes non-operating and one-time charges classified outside of operating expenses.

Benefit (provision) for income taxes

The benefit (provision) for income taxes primarily consists of federal and state taxes, as well as change in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income.

Results of Operations

Comparisons for the years ended December 31, 2024 and 2023

The following table sets forth our consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022 and the dollar and percentage change between the three periods (dollars in thousands):

	Year Ended December 31,
	2024	Change	% Change	2023	Change	% Change	2022

Revenue	$1,476,514	$604,514	69%	$872,000	$345,084	65%	$526,916
Cost of revenue	303,379	146,328	93%	157,051	38,857	33%	118,194
Gross profit	1,173,135	458,186	64%	714,949	306,227	75%	408,722
Operating expenses:(1)
Marketing	678,844	232,409	52%	446,435	173,848	64%	272,587
Operations and support	185,802	65,945	55%	119,857	42,454	55%	77,403
Technology and development	78,819	30,592	63%	48,227	18,990	65%	29,237
General and administrative	167,767	37,884	29%	129,883	31,691	32%	98,192
Total operating expenses	1,111,232	366,830	49%	744,402	266,983	56%	477,419
Income (loss) from operations	61,903	91,356	*	(29,453)	39,244	(57)%	(68,697)
Other income (expense):
Change in fair value of liabilities	—	1,075	(100)%	(1,075)	(1,145)	*	70
Other income, net	9,808	851	10%	8,957	6,039	207%	2,918
Total other income, net	9,808	1,926	24%	7,882	4,894	164%	2,988
Income (loss) before income taxes	71,711	93,282	*	(21,571)	44,138	(67)%	(65,709)
Benefit (provision) for income taxes	54,327	56,302	*	(1,975)	(2,006)	*	31
Net income (loss)	$126,038	$149,584	*	$(23,546)	$42,132	(64)%	$(65,678)
______________
(*)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Marketing	$9,392	$5,477	$4,648
Operations and support	10,205	6,815	2,684
Technology and development	12,534	7,126	4,327
General and administrative	60,191	46,662	31,158
Total stock-based compensation expense	$92,322	$66,080	$42,817

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Year Ended December 31,
	2024	2023	2022

Revenue	100%	100%	100%
Cost of revenue	21%	18%	22%
Gross profit	79%	82%	78%
Operating expenses:
Marketing	46%	51%	52%
Operations and support	13%	14%	15%
Technology and development	5%	6%	6%
General and administrative	11%	15%	18%
Total operating expenses	75%	86%	91%
Income (loss) from operations	4%	(4)%	(13)%
Other income (expense):
Change in fair value of liabilities	—%	—%	—%
Other income, net	1%	1%	1%
Total other income, net	1%	1%	1%
Income (loss) before income taxes	5%	(3)%	(12)%
Benefit (provision) for income taxes	4%	—%	—%
Net income (loss)	9%	(3)%	(12)%

Revenue

Revenue was $1,476.5 million for the year ended December 31, 2024 compared to $872.0 million for the year ended December 31, 2023, an increase of $604.5 million, or 69%. For detailed discussion of this increase, refer to “Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $303.4 million for the year ended December 31, 2024, compared to $157.1 million for the year ended December 31, 2023, an increase of $146.3 million, or 93%. This increase was primarily due to increased product and packaging costs of approximately 147%, increased shipping costs of 47%, and increased costs associated with medical consultation services of 37%. These increases were primarily due to newer offerings as well as overall increased business activity with the addition of new Subscribers.

Gross profit was $1,173.1 million for the year ended December 31, 2024 compared to $714.9 million for the year ended December 31, 2023, an increase of $458.2 million or 64%. Correspondingly, gross margin was 79% for the year ended December 31, 2024 compared to 82% for the year ended December 31, 2023. The decrease in gross margin for the year ended December 31, 2024 was primarily due to the addition of newer offerings, including those launched in the second quarter of 2024, which were strategically priced to attract new customers. The decrease was partially offset by lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, synergies gained through increased fulfillment volume, as well as lower shipping costs as a percent of revenue as a result of optimizing costs.

Marketing expenses

Marketing expenses were $678.8 million for the year ended December 31, 2024, compared to $446.4 million for the year ended December 31, 2023, an increase of $232.4 million, or 52%. The most significant component of marketing expenses is customer acquisition costs, which increased to $594.5 million for the year ended December 31, 2024, compared to $379.7 million for the year ended December 31, 2023, an increase of $214.8 million, or 57%. The increase in customer acquisition costs was primarily a result of management’s decision to increase investment in display, search, streaming television, affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth and which further expanded with the addition of newer offerings.

Operations and support

Operations and support expenses were $185.8 million for the year ended December 31, 2024, compared to $119.9 million for the year ended December 31, 2023, an increase of $65.9 million, or 55%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $25.0 million, an increase in order fulfillment and transaction processing of $16.3 million, an increase in professional services of $9.4 million, an increase in depreciation, amortization, and technology costs of operations and support functions of $7.6 million, and an increase in stock-based compensation of $3.4 million.

Technology and development

Technology and development expenses were $78.8 million for the year ended December 31, 2024, compared to $48.2 million for the year ended December 31, 2023, an increase of $30.6 million, or 63%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $15.2 million, an increase in depreciation, amortization, and technology costs of $7.0 million, an increase in stock-based compensation of $5.4 million, and an increase in professional services of $1.4 million.

General and administrative

General and administrative expenses were $167.8 million for the year ended December 31, 2024, compared to $129.9 million for the year ended December 31, 2023, an increase of $37.9 million, or 29%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $13.5 million, an increase in professional services of $8.1 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.2 million, an increase in acquisition costs of $3.6 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $2.0 million, and $2.0 million of legal settlement expenses during the year ended December 31, 2024 that are considered non-recurring.

Other income (expense)

Other income (expense) was $9.8 million for the year ended December 31, 2024, compared to $7.9 million for the year ended December 31, 2023, an increase of $1.9 million. The increase was driven primarily by interest income of $10.3 million for the year ended December 31, 2024, compared to $9.0 million for the year ended December 31, 2023, as well as the loss from the change in fair value of liabilities of $1.1 million during the year ended December 31, 2023 related to the earn-out payable for Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”), that became finalized as of December 31, 2023.

Benefit (provision) for income taxes

Benefit for income taxes was $54.3 million for the year ended December 31, 2024, compared to a provision for income taxes of $2.0 million for the year ended December 31, 2023. The change was mainly due to the change in valuation allowance of $68.0 million, primarily due to the full release of the valuation allowance on our domestic deferred tax assets during the year ended December 31, 2024, partially offset by current period tax activity. The release of the valuation allowance resulted in the recognition of certain deferred tax assets, a decrease to income tax expense, and a corresponding one-time increase to net income for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, our principal sources of liquidity are cash and cash equivalents in the amount of $220.6 million, which are primarily invested in interest-bearing cash accounts and money market funds, and short-term investments in the amount of $79.7 million, which are invested in U.S. Treasury bills, corporate bonds, and government and government agency securities.

During the year ended December 31, 2024, we made cash payments for the earn-out payable for HHL, totaling $6.0 million, with such payment amounts determined in fiscal year 2023 in accordance with the terms of the related acquisition agreement. The HHL earn-out payments totaling $6.0 million are recorded: (i) $2.8 million within operating activities; and (ii) $3.2 million within financing activities on the consolidated statements of cash flows. The total earn-out payment also included shares of our Class A common stock. No further earn-out payables are due under the HHL acquisition agreement.

In September 2024, we satisfied all closing conditions of the executed purchase agreement to acquire all of the membership interests of Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), a 503B compounding outsourcing facility registered with the Food and Drug Administration and located in the United States, for total cash and stock consideration of approximately $31.0 million, including cash payments of $15.5 million and Class A common stock of $15.5 million. The cash payments, net of cash acquired, are included within investing activities on the consolidated statements of cash flows.

In February 2025, we satisfied all closing conditions of an asset purchase agreement, executed in December 2024, to acquire certain manufacturing assets from a company located in the United States, for total cash and Class A common stock consideration up to approximately $65.0 million. The upfront cash and Class A common stock consideration is approximately $30.0 million, with an additional maximum of $5.0 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional $30.0 million in cash and Class A common stock consideration is payable upon reaching certain earn-out conditions, which is subject to a continued service condition as defined in the agreement.

Additionally, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow us to increase the aggregate revolving commitment amount by up to $125.0 million, plus additional amounts if we are able to satisfy a leverage test and certain other conditions.

We believe our existing cash resources, together with our availability under our Revolving Credit Facility, are sufficient to support planned operations for the next 12 months. As a result, management believes that our current financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. We may also use our cash and cash equivalents to repurchase up to $65.0 million of our Class A common stock through August 31, 2027 at management’s discretion pursuant to our 2024 Share Repurchase Program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2024	2023	2022

Net cash provided by (used in) operating activities	$251,084	$73,483	$(26,531)
Net cash (used in) provided by investing activities	(19,048)	(12,106)	34,699
Net cash used in financing activities	(107,845)	(11,475)	(33,127)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $251.1 million for the year ended December 31, 2024. Net cash provided by operating activities included net income of $126.0 million, non-cash expense related to stock-based compensation of $92.3 million, and depreciation and amortization of $17.1 million, partially offset by benefit for deferred taxes of $61.6 million and a net accretion on securities of $4.4 million. In addition, a net cash inflow totaling $78.6 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in deferred revenue of $67.6 million and an increase in accounts payable and accrued liabilities of $67.5 million. This inflow was partially offset by an increase in inventory of $41.6 million, an increase in prepaid expenses of $9.5 million, and a decrease in earn-out payable of $2.8 million.

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

Net cash used in investing activities for the year ended December 31, 2024 was $19.0 million, which was primarily due to $41.7 million in purchases of property, equipment, and intangible assets, $15.4 million for the acquisition of MedisourceRx, and investments of $11.1 million in website development and internal-use software. This cash outflow was partially offset by net investment cash inflows of $49.1 million.

Net cash used in investing activities for the year ended December 31, 2023 was $12.1 million, which was primarily due to $17.2 million in purchases of property, equipment, and intangible assets and investments of $9.3 million in website development and internal-use software. This cash outflow was partially offset by net investment cash inflows of $14.4 million.

Cash flows from financing activities

Net cash used in financing activities for the year ended December 31, 2024 was $107.8 million, which was primarily due to repurchases of our Class A common stock of $83.0 million, payments for taxes related to net share settlement of equity awards of $52.5 million, and payments for acquisition-related earn-out consideration of $3.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $26.7 million and proceeds from employee stock purchase plan of $3.9 million.

Net cash used in financing activities for the year ended December 31, 2023 was $11.5 million, which was due to payments for taxes related to net share settlement of equity awards of $14.1 million and repurchases of our Class A common stock of $2.0 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $2.3 million and proceeds from employee stock purchase plan of $2.3 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of December 31, 2024 were $36.4 million, of which $9.9 million was payable within 12 months.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in our financial statements and accompanying notes. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

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

We evaluate our deferred tax assets for realizability considering both positive and negative evidence, including our historical financial performance, projections of future taxable income, future reversals of existing taxable temporary differences, tax planning strategies, and any carryback availability. In evaluating the need for a valuation allowance, we estimate future taxable income based on management’s approved business plans. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. Changes in the net deferred tax assets, less offsetting valuation allowance, in a period are recorded through the income tax provision and could have a material impact on the consolidated statements of operations and comprehensive income (loss).

During 2024, we determined that a valuation allowance against our domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in the fourth quarter of 2023 and continuing throughout 2024, which is objective and verifiable evidence, as well as anticipated future earnings. As a result, there was a change in valuation allowance of $68.0 million during the year ended December 31, 2024, primarily due to the full release of the valuation allowance on our domestic deferred tax assets, partially offset by current period tax activity. We continue to believe it is more likely than not that we will realize our domestic deferred tax assets.

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

During the year ended December 31, 2024, we acquired MedisourceRx. The most significant estimate for the acquisition accounting related to the valuation of the 503B pharmacy license, and the acquisition date fair value of $28.6 million was determined using the income approach.

Performance restricted stock units

Estimating the probable level of achievement of our performance restricted stock units (“Performance RSUs” or “PRSUs”) on the grant date and at the end of each reporting period, which determines stock-based compensation recognition, requires management to use significant judgment and estimates. The probable level of achievement is based on certain revenue and Adjusted EBITDA performance metrics for the fiscal year ending approximately three years after the date of the grant. We estimate the probable level of achievement on the grant date and at the end of each reporting period using a variety of factors, including primarily internal financial forecasts, our performance compared to such forecasts, and publicly disclosed financial guidance and our performance compared to such guidance.

If management determines that the probable level of achievement has increased, we recognize a cumulative catch-up of stock-based compensation expense based on the level of achievement determined at period end in comparison to the prior period. If we determine it is no longer probable that any level of achievement will occur, we discontinue recognition of stock-based compensation expense. If we determine that it is improbable that any level of achievement will occur, we reverse previously recognized stock-based compensation expense. During the year ended December 31, 2024, $16.7 million of stock-based compensation was recognized for the PRSUs, of which $5.5 million was related to cumulative catch-ups due to increases in the probable level of achievement during the year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $300.3 million and $221.0 million as of December 31, 2024 and 2023, respectively, which were held for working capital purposes. Our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of U.S. Treasury bills, corporate bonds, government and government agency securities, and asset-backed bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the years ended December 31, 2024, 2023, and 2022 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Hims & Hers Health, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hims & Hers Health, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Realizability of domestic deferred tax assets

As described in Notes 2 and 18 to the consolidated financial statements, the Company recognized a change in the valuation allowance of $68.0 million during the year ended December 31, 2024 primarily related to a release of its domestic valuation allowance. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Prior to 2024, the Company concluded that a valuation allowance was required against its deferred tax assets. The Company considers all available positive and negative evidence in its assessment of the recoverability of its deferred tax assets. During 2024, the Company determined that a valuation allowance against its domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences), which is objective and verifiable evidence, as well as anticipated future earnings. As of December 31, 2024, the Company had gross deferred tax assets of $81.4 million.

We identified the evaluation of the realizability of certain domestic deferred tax assets as a critical audit matter. Subjective auditor judgment was required in evaluating the available positive and negative evidence to determine whether it is more-likely-than-not that certain domestic deferred tax assets will be realized. The evaluation of the realizability of these domestic deferred tax assets required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s income tax process. This included a control related to the Company’s consideration and evaluation of available positive and negative evidence to determine it is more-likely-than-not that sufficient future taxable income will be generated to allow for the realization of certain domestic deferred tax assets. We involved tax professionals with specialized skills and knowledge who assisted in assessing the appropriateness of the Company’s evaluation of available positive and negative evidence by:

•evaluating historical trends in revenue and tax profitability in assessing the extent of objective and verifiable evidence of the Company’s ability to generate future earnings necessary to realize certain domestic deferred tax assets
•performing a sensitivity analysis over projected revenue for recently launched products to understand the impact to the Company’s assessment of anticipated future earnings
•assessing the presence and composition of cumulative income or loss for the past three years by inspecting tax filings and historical earning
•evaluating the Company’s application of tax regulations pertaining to certain domestic deferred tax assets.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 24, 2025

Hims & Hers Health, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$220,584	$96,663
Short-term investments	79,667	124,318
Inventory	64,427	22,464
Prepaid expenses and other current assets	31,153	21,608
Total current assets	395,831	265,053
Restricted cash	856	856
Goodwill	112,728	110,881
Property, equipment, and software, net	82,083	36,143
Intangible assets, net	43,410	18,574
Operating lease right-of-use assets	10,881	9,588
Deferred tax assets, net	61,603	—
Other long-term assets	147	91
Total assets	$707,539	$441,186
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$91,180	$43,070
Accrued liabilities	53,013	28,972
Deferred revenue	75,285	7,733
Earn-out payable	—	7,412
Operating lease liabilities	1,889	1,281
Total current liabilities	221,367	88,468
Operating lease liabilities	9,456	8,667
Other long-term liabilities	—	22
Total liabilities	230,823	97,157
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 212,459,586 and 205,104,120 shares issued and outstanding as of December 31, 2024 and 2023, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of December 31, 2024 and 2023	22	21
Additional paid-in capital	719,155	712,307
Accumulated other comprehensive loss	(324)	(124)
Accumulated deficit	(242,137)	(368,175)
Total stockholders' equity	476,716	344,029
Total liabilities and stockholders' equity	$707,539	$441,186
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of
Operations and Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,476,514	$872,000	$526,916
Cost of revenue	303,379	157,051	118,194
Gross profit	1,173,135	714,949	408,722
Operating expenses:
Marketing	678,844	446,435	272,587
Operations and support	185,802	119,857	77,403
Technology and development	78,819	48,227	29,237
General and administrative	167,767	129,883	98,192
Total operating expenses	1,111,232	744,402	477,419
Income (loss) from operations	61,903	(29,453)	(68,697)
Other income (expense):
Change in fair value of liabilities	—	(1,075)	70
Other income, net	9,808	8,957	2,918
Total other income, net	9,808	7,882	2,988
Income (loss) before income taxes	71,711	(21,571)	(65,709)
Benefit (provision) for income taxes	54,327	(1,975)	31
Net income (loss)	126,038	(23,546)	(65,678)
Other comprehensive (loss) income	(200)	153	(140)
Total comprehensive income (loss)	$125,838	$(23,393)	$(65,818)
Net income (loss) per share attributable to common stockholders, Class A and Class V:
Basic	$0.58	$(0.11)	$(0.32)
Diluted	$0.53	$(0.11)	$(0.32)
Weighted average shares outstanding, Class A and Class V:
Basic	215,939,037	209,344,712	204,516,120
Diluted	236,808,876	209,344,712	204,516,120
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	204,791,986	$20	$613,687	$(137)	$(278,951)	$334,619
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,632,111	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(3,901)	—	—	(3,901)
Exercise of vested stock options	1,611,687	1	2,245	—	—	2,246
Vesting of early exercised stock options	—	—	197	—	—	197
Issuance of common stock under employee stock purchase plan	393,528	—	1,178	—	—	1,178
Stock-based compensation	—	—	43,220	—	—	43,220
Other comprehensive loss	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(65,678)	(65,678)
Balance as of December 31, 2022	208,429,312	21	656,626	(277)	(344,629)	311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	3,472,456	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(14,096)	—	—	(14,096)
Exercise of vested stock options	1,222,548	—	2,322	—	—	2,322
Issuance of common stock under employee stock purchase plan	594,885	—	2,298	—	—	2,298
Repurchases and retirement of common stock	(237,458)	—	(1,999)	—	—	(1,999)
Stock-based compensation	—	—	67,156	—	—	67,156
Other comprehensive income	—	—	—	153	—	153
Net loss	—	—	—	—	(23,546)	(23,546)
Balance as of December 31, 2023	213,481,743	21	712,307	(124)	(368,175)	344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	4,404,420	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(52,501)	—	—	(52,501)
Exercise of vested stock options	6,734,549	1	26,650	—	—	26,651
Exercise of Class A common stock warrants	271,291	—	333	—	—	333
Repurchases and retirement of common stock	(5,768,042)	—	(83,039)	—	—	(83,039)
Issuance of common stock under employee stock purchase plan	617,563	—	3,901	—	—	3,901
Issuance of common stock for acquisition-related earn-out consideration	119,344	—	1,396	—	—	1,396
Issuance of common stock for acquisition of business	976,341	—	15,500	—	—	15,500
Stock-based compensation	—	—	94,608	—	—	94,608
Other comprehensive loss	—	—	—	(200)	—	(200)
Net income	—	—	—	—	126,038	126,038
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$126,038	$(23,546)	$(65,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,088	9,515	7,474
Stock-based compensation	92,322	66,080	42,817
Change in fair value of liabilities	—	1,075	(70)
Net (accretion) amortization on securities	(4,355)	(5,686)	146
Benefit for deferred taxes	(61,649)	(13)	(594)
Impairment of long-lived assets	114	429	1,127
Non-cash operating lease cost	2,546	1,922	1,605
Non-cash acquisition-related costs	—	2,691	837
Non-cash other	357	195	—
Changes in operating assets and liabilities:
Inventory	(41,612)	(902)	(8,004)
Prepaid expenses and other current assets	(9,494)	(6,395)	(6,335)
Other long-term assets	(56)	(58)	17
Accounts payable	43,710	7,324	12,723
Accrued liabilities	23,791	16,524	909
Deferred revenue	67,552	6,261	(1,716)
Operating lease liabilities	(2,443)	(1,933)	(1,605)
Earn-out payable	(2,825)	—	(10,184)
Net cash provided by (used in) operating activities	251,084	73,483	(26,531)
Investing activities
Purchases of investments	(160,564)	(157,239)	(187,700)
Maturities of investments	208,940	170,051	194,259
Proceeds from sales of investments	725	1,574	35,846
Investment in website and mobile application development and internal-use software	(11,095)	(9,272)	(4,533)
Purchases of property, equipment, and intangible assets	(41,655)	(17,220)	(2,714)
Acquisition of business, net of cash acquired	(15,399)	—	—
Deferred consideration paid for acquisitions	—	—	(459)
Net cash (used in) provided by investing activities	(19,048)	(12,106)	34,699
Financing activities
Proceeds from exercise of vested stock options	26,651	2,322	2,246
Payments for taxes related to net share settlement of equity awards	(52,501)	(14,096)	(3,901)
Repurchases of common stock	(83,039)	(1,999)	—
Payments for acquisition-related earn-out consideration	(3,190)	—	(32,650)
Proceeds from employee stock purchase plan	3,901	2,298	1,178
Proceeds from exercise of Class A common stock warrants	333	—	—
Net cash used in financing activities	(107,845)	(11,475)	(33,127)
Foreign currency effect on cash and cash equivalents	(270)	(11)	(53)
Increase (decrease) in cash, cash equivalents, and restricted cash	123,921	49,891	(25,012)
Cash, cash equivalents, and restricted cash at beginning of period	97,519	47,628	72,640
Cash, cash equivalents, and restricted cash at end of period	$221,440	$97,519	$47,628
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$220,584	$96,663	$46,772
Restricted cash	856	856	856
Total cash, cash equivalents, and restricted cash	$221,440	$97,519	$47,628
Supplemental disclosures of cash flow information
Cash paid for taxes	$7,916	$1,109	$636
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	7,781	3,383	—
Right-of-use asset obtained in exchange for lease liability	2,593	6,270	1,206
Vesting of early exercised stock options	—	—	197
Issuance of common stock for acquisition-related earn-out consideration	1,396	—	—
Issuance of common stock and liabilities assumed in connection with acquisition of business	16,000	—	—

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Consolidated Financial Statements

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, hair loss, dermatology, mental health, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

For the years ended December 31, 2024, 2023, and 2022, the Company had operations primarily in the United States, with insignificant operations in the United Kingdom.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations, purchase price allocation for business combinations, valuation of deferred tax assets, valuation of inventory, and estimates used in the capitalization of website development and internal-use software costs. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Risks and Uncertainties

The Company’s business, operations, and financial results are subject to various risks and uncertainties, including adverse United States economic conditions, legal restrictions, changes to the regulatory environment, changing laws for medical services and prescription products, decisions to outsource or modify portions of its supply chain, and competition in its industry, any of which could adversely affect its business, financial condition, results of operations, and cash flows. These significant factors, among others, could cause the Company’s future results to differ materially from the consolidated financial statements.

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

The prescription products ordered on the Hims & Hers platform are primarily fulfilled by the Affiliated and Partner Pharmacies (as defined below). If any of the pharmacies were to stop fulfilling orders, it could significantly slow prescription product sales until fulfillment volume is redistributed to other operating pharmacies. The Company maintains agreements with these pharmacies and is continuing to invest in expanding affiliated pharmacy fulfillment capabilities to mitigate any such risk.

Certain newer offerings on the Hims & Hers platform are primarily manufactured by one supplier. If this supplier stops fulfilling purchase orders, it could significantly slow the Company’s ability to fulfill these orders until new suppliers are onboarded and internal manufacturing capabilities are expanded. The Company maintains agreements with suppliers and is continuing to invest in expanding internal manufacturing capabilities to mitigate any such risk.

As of both December 31, 2024 and 2023, four wholesale customers individually represented more than 10% of accounts receivable. For the years ended December 31, 2024, 2023, and 2022, no single customer represented more than 10% of revenue. In addition, revenue related to sales in foreign countries was less than 10% of revenue for each of those years.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are presented as foreign currency translation adjustments, a component of other comprehensive (loss) income on the consolidated statements of operations and comprehensive income (loss).

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

Any acquired assets from a business combination, including intangible assets, are continuously monitored and reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, recoverability of assets to be held and used is assessed by comparing the carrying amount of assets with their future underlying net undiscounted cash flows without interest charges. If such assets are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the assets exceeds the estimated fair values of the assets.

Segment Reporting

The Company is managed as a single operating segment on a consolidated basis, inclusive of acquisitions. The Company determines its operating segments based on how the chief operating decision maker (“CODM”) makes decisions regarding the allocation of resources and operational strategy, assesses performance, and manages the organization at a consolidated level. The Chief Executive Officer (“CEO”), is the CODM. The products and services from which this segment derives its revenues are described below in the discussion of revenue recognition.

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

The investments are designated as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive (loss) income on the consolidated statements of operations and comprehensive income (loss), except for credit losses. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other income, net on the consolidated statements of operations and comprehensive income (loss).

Credit Losses

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities for the years ended December 31, 2024, 2023, or 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses for its available-for-sale securities was unnecessary as of December 31, 2024 and 2023 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There were no material realized gains or losses on available-for-sale securities in the periods presented.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of balances related to prepayments or vendor deposits for insurance, marketing, software, inventory and other operating costs, and trade and other accounts receivables. Prepaid expenses are recorded when payment has been made in advance for goods and services. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts is the Company's best estimate of the amount of expected credit losses on its accounts receivable. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, gross accounts receivable, comprising wholesale trade and other receivables, net, was $6.1 million and $6.7 million, respectively. There were no write-offs of accounts receivable for the years ended December 31, 2024 and 2022. There were immaterial write-offs of accounts receivable for the year ended December 31, 2023. As of December 31, 2024 and 2023, the Company had no material allowances for doubtful accounts.

The Company does not have any off-balance sheet credit exposure related to its customers.

Property, Equipment, and Software, Net

Property, equipment, and software consist of purchased and internal-use software and website development, facility equipment and other tangible property, leasehold improvements, and assets not placed in service. Property, equipment, and software are depreciated or amortized using the straight-line method over the estimated useful lives ranging from two to ten years, with leasehold improvements depreciated over the shorter of their useful life or the related lease term. Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized.

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

The following table summarizes the estimated amortization of website development and internal-use software costs subsequent to December 31, 2024 (in thousands):

2025	$9,453
2026	6,970
2027	2,756
Total	$19,179

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $1.8 million was acquired during 2024. No goodwill impairment was recorded for the years ended December 31, 2024, 2023, and 2022.

Intangible Assets, Net

Intangible assets, net primarily includes the 503B pharmacy license, trade name, customer relationships, and developed technology. The Company amortizes such definite-lived intangible assets on a straight-line basis over the assets’ estimated useful lives of two to ten years, within operating expenses on the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of asset groups to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is are considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. The Company recognized immaterial impairment charges on long-lived assets during each of the years ended December 31, 2024 and 2023 and $1.1 million of impairment charges on long-lived assets during the year ended December 31, 2022. These charges are included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). As a result of the continued integration of YoDerm, Inc. (“Apostrophe”) since the acquisition, the Company concluded it was a single asset group as of January 1, 2024.

Operating Leases

The Company determines if an arrangement contains a lease at inception based on whether there is identified property, plant, or equipment and whether the Company controls the use of the identified asset throughout the period of use. The Company leases facilities for fulfillment and corporate purposes under non-cancelable operating leases with expiration dates between fiscal years 2025 and 2030, not including renewal options the Company is reasonably certain to exercise.

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

Revenue consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Online Revenue	$1,437,937	$842,381	$502,507
Wholesale Revenue	38,577	29,619	24,409
Total revenue	$1,476,514	$872,000	$526,916

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the years ended December 31, 2024, 2023, and 2022, service revenue, comprising consultation services and post-consultation service support, represented less than 10% of consolidated revenues.

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

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”), (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to the Company’s customers; and (iii) Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), which is a wholly-owned licensed 503B compounding outsourcing facility. MedisourceRx manufactures products primarily for the Company’s customers, and the pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For online sales, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, quarterly, or semi-annually. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the consolidated balance sheets since the associated revenue will be recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms. As of December 31, 2024 and 2023, total deferred revenue was $75.3 million and $7.7 million, respectively. The increase of $67.6 million was primarily due to the impact of newer offerings introduced during 2024 along with an increase in the uptake by customers of prepaid offerings.

Cost of Revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs of purchased and manufactured products, packaging materials, shipping costs, labor costs directly related to revenue generating activities including medical consultation services and manufacturing labor, and overhead costs associated with manufactured products. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software (other than related to manufactured products) are considered to be operating expenses and are excluded from cost of revenue.

Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, restricted stock units (“RSUs”), and performance RSUs (“PRSUs”) are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton (“BSM”) option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company’s CEO with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the vesting term of four years for options, warrants, and RSUs that do not have performance or market conditions. Stock options with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. PRSUs are recognized based on the probable level of achievement against the performance criteria. The Company accounts for forfeitures as they occur.

The Company’s Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase the Company’s Class A common stock during pre-specified offering periods at a discount established by the compensation committee. The purchase price is 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period and the fair market value on the purchase date. The ability to purchase shares of the Company’s Class A common stock for a discount represents an option and, therefore, the ESPP is considered a compensatory plan. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the BSM option-pricing model and is recognized over the requisite service period, which is the withholding period.

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

The Company provides a valuation allowance, if necessary, to reduce its deferred tax assets to the net amount it believes is more likely than not to be realized. The Company considers both positive and negative evidence, including its historical operating results, forecasts of future taxable income on a jurisdiction-by-jurisdiction basis, and ongoing tax planning strategies, to ascertain the need for a valuation allowance. If and when the Company concludes that it is more likely than not to utilize some or all of its deferred tax assets, the Company releases some or all of its valuation allowance and its tax provision will decrease in the period in which the Company makes such determination, which will cause a corresponding one-time increase to net income.

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

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. The Company contributes 50% of eligible employee’s elective deferrals up to an annual maximum of three thousand dollars per employee. The Company recognized matching contributions cost of $2.9 million, $2.0 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising

For the years ended December 31, 2024, 2023, and 2022, advertising costs for customer acquisition and content production were $604.6 million, $390.3 million, and $235.6 million, respectively, consisting primarily of customer acquisition expenses (comprising advertising and media costs associated with the Company’s efforts to acquire new customers, promote its brands, and build awareness for its products and services, including advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs) of $594.5 million, $379.7 million, and $230.4 million, respectively, which are charged to expense as incurred and recorded within marketing expense on the consolidated statements of operations and comprehensive income (loss). The Company defers production costs associated with advertising campaigns until the airing of those campaigns.

Other Comprehensive (Loss) Income

The Company’s other comprehensive (loss) income is primarily impacted by foreign currency translation and available-for-sale investment fair value adjustments. The impact of foreign currency translation is affected by the translation of assets and liabilities of the Company’s United Kingdom foreign subsidiary, which is denominated in pounds sterling. The primary assets and liabilities affecting the adjustments are cash and cash equivalents, inventory, facility equipment, other assets, accounts payable and accrued liabilities. The impact of available-for-sale securities is primarily affected by unrecognized gains and losses related to fluctuations in the fair market value of the securities.

Liquidity

To date, the Company has financed its operations principally from revenue from the Hims & Hers platform and the sale of its equity. During the year ended December 31, 2024, the Company had positive cash flows from operating activities of $251.1 million and generated net income of $126.0 million. As of December 31, 2024, the Company had cash and cash equivalents of $220.6 million, short-term investments of $79.7 million, and an accumulated deficit of $242.1 million.

The Company believes that its existing cash resources, together with its availability under the Revolving Credit Facility (for more detail regarding the Revolving Credit Facility, see Note 19 – Subsequent Events), are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU for the year ended December 31, 2024 using the retrospective approach. As a result of the adoption, the Company began including expanded segment disclosures related to operating expenses within Note 17 – Segments. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU expand income tax disclosure requirements, primarily through enhanced disclosures related to income taxes paid and the rate reconciliation. ASU 2023-09 is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. The Company is evaluating the method of adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this Update expand certain expense category disclosure requirements, primarily though enhanced disclosures about inventory purchases, employee compensation, depreciation, amortization, and selling expenses. ASU 2024-03 is effective for all public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis and retrospective application is permitted. The Company is evaluating the method of adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

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

The Company also incurred acquisition costs of $1.4 million directly related to the acquisition which were recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

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

Amortization expense related to the 503B pharmacy license is recognized on a straight-line basis over the useful life of ten years, within operations and support expense on the consolidated statements of operations and comprehensive income (loss).

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

The acquisition did not have a material impact on the Company’s revenue or earnings generated during the period after the acquisition date, and historical and pro forma disclosures have therefore not been presented.

4. Investments

Short-term investments as of December 31, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$60,040	$120	$—	$60,160
Corporate bonds	18,058	3	(1)	18,060
Government and government agency	1,446	1	—	1,447
Total short-term investments	$79,544	$124	$(1)	$79,667

Short-term investments as of December 31, 2023, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$63,809	$24	$—	$63,833
Corporate bonds	39,152	18	(1)	39,169
Government and government agency	20,624	—	(14)	20,610
Asset-backed bonds	705	1	—	706
Total short-term investments	$124,290	$43	$(15)	$124,318

5. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2024	2023
Finished goods	$35,077	$15,221
Raw materials	29,350	7,243
Total inventory	$64,427	$22,464

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$16,172	$10,665
Wholesale trade and other receivables, net	6,080	6,748
Other current assets	8,901	4,195
Total prepaid expenses and other current assets	$31,153	$21,608

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	December 31,
	2024	2023
Purchased and internal-use software and website development	$34,100	$22,970
Facility equipment and other tangible property	27,785	8,254
Leasehold improvements	10,933	2,256
Assets not placed in service	33,764	14,907
Total property, equipment, and software	106,582	48,387
Less: accumulated depreciation and amortization	(24,499)	(12,244)
Total property, equipment, and software, net	$82,083	$36,143

Depreciation and amortization expense for property, equipment, and software was $13.3 million, $6.0 million, and $3.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Impairment expense for property, equipment, and software was immaterial for each of the years ended December 31, 2024, 2023, and 2022.

8. Intangible Assets, Net

Intangible assets, net as of December 31, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(953)	$27,643	9.7
Trade name	24,170	(9,256)	14,914	6.5
Other	4,786	(3,933)	853	6.0
Intangible assets, net	$57,552	$(14,142)	$43,410	8.5

Intangible assets, net as of December 31, 2023 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade name	$24,170	$(6,880)	$17,290	7.4
Other	4,803	(3,519)	1,284	5.7
Intangible assets, net	$28,973	$(10,399)	$18,574	7.3

Amortization expense for intangible assets was $3.8 million, $3.5 million, and $4.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. Impairment expense for intangible assets was $0.7 million for the year ended December 31, 2022. There was no impairment expense for the years ended December 31, 2024 and 2023.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to December 31, 2024 is as follows (in thousands):

2025	$5,481
2026	5,334
2027	5,208
2028	5,208
2029 and thereafter	22,179
$43,410

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Marketing	$21,839	$12,331
Payroll	12,067	7,888
Professional services	8,463	5,341
Other accruals	10,644	3,412
Total accrued liabilities	$53,013	$28,972

10. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2025 and 2030, not including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise. During the year ended December 31, 2024, a reassessment was triggered due to signing a lease for a new facility which is in close proximity to and also acts as an operational expansion of an existing facility, as well as investment in leasehold improvements in the existing facility. This resulted in the remeasurement of the lease liability and an adjustment of $0.9 million to the carrying amount of the corresponding ROU asset for the existing facility. During the year ended December 31, 2023, a reassessment of another of the Company’s leased facilities was triggered due to significant leasehold improvements. This resulted in the remeasurement of the lease liability and an adjustment of $5.7 million to the carrying amount of the corresponding ROU asset.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded operating lease costs of $3.0 million, $2.4 million, and $1.9 million, respectively, including variable operating lease costs of $0.5 million, $0.4 million, and $0.3 million, respectively.

For the years ended December 31, 2024, 2023 and 2022, operating cash flows used for operating leases were $2.4 million, $1.9 million, and $1.6 million, respectively. As of December 31, 2024, the weighted average remaining lease term and weighted average discount rate were 5.5 years and 8.7%, respectively.

Future minimum lease payments under the Company's non-cancelable operating lease with an initial lease term in excess of one year subsequent to December 31, 2024 are as follows (in thousands):

2025	$2,803
2026	2,866
2027	2,432
2028	2,121
2029	2,124
2030 and thereafter	2,043
Gross lease payments	14,389
Less: imputed interest	(3,044)
Present value of net future minimum lease payments	$11,345

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

As of December 31, 2024 and 2023, the Company’s consolidated balance sheets included current and total assets of $56.1 million and $24.1 million, respectively, for the VIEs. As of December 31, 2024 and 2023, current and total liabilities were $16.6 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the years ended December 31, 2024, 2023, and 2022, the VIEs charged $216.7 million, $96.3 million, and $64.2 million, respectively, for services rendered. For the years ended December 31, 2024, 2023, and 2022 operations of the VIEs generated a net loss of $26.2 million and net income of $3.3 million and $9.1 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of December 31, 2024, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$64,717	$—	$—	$64,717
Short-term investments:
U.S. Treasury bills	60,160	—	—	60,160
Corporate bonds	—	18,060	—	18,060
Government and government agency	—	1,447	—	1,447
Restricted cash:
Money market funds	856	—	—	856
Total assets	$125,733	$19,507	$—	$145,240

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2024 and 2023, due to their short-term nature. All other financial instruments are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the years ended December 31, 2024, 2023, and 2022, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

13. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations. As of December 31, 2024, non-cancelable purchase obligations with remaining terms in excess of one year were $22.0 million, with $7.1 million payable in 2025, $7.5 million payable in 2026, $7.2 million payable in 2027, and $0.1 million payable in each of 2028 and 2029.

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

Share Repurchase Program

On October 26, 2023, the Board of Directors authorized and approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $50.0 million of the Company’s Class A common stock. During the years ended December 31, 2024 and 2023, the Company repurchased and retired 3,632,123 and 237,458, respectively, shares of Class A common stock under the 2023 Share Repurchase Program for $48.0 million and $2.0 million, respectively. As of December 31, 2024, the entire $50.0 million originally available under the 2023 Share Repurchase Program has been utilized.

On July 24, 2024, the Board of Directors authorized and approved a new share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100.0 million of the Company’s Class A common stock. The 2024 Share Repurchase Program expires on August 31, 2027. The Company intends to use the 2024 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2024 Share Repurchase Program may be suspended or discontinued at any time. During the year ended December 31, 2024, the Company repurchased and retired 2,135,919 shares of Class A common stock under the 2024 Share Repurchase program for $35.0 million. As of December 31, 2024, $65.0 million remains available under the 2024 Share Repurchase program.

RSU Releases

During the years ended December 31, 2024, 2023, and 2022, the Company released 6,829,961, 5,201,501, and 2,333,695 gross shares of Class A common stock, respectively, upon vesting of RSUs. In connection with the releases, 2,425,541, 1,729,045, and 701,584 shares of Class A common stock, respectively, were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of

Directors approves a lesser number. As of December 31, 2023, there were 43,612,952 and 12,577,863 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the year ended December 31, 2024, 73,238 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2024, 10,674,087 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of December 31, 2024, there were 54,360,277 shares of Class A common stock reserved and 15,162,111 shares of Class A common stock available for issuance under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2023, there were 6,047,919 and 5,059,506 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2024. Therefore, as of December 31, 2024, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the years ended December 31, 2024, 2023, and 2022, the Company issued 617,563, 594,885, and 393,528 shares, respectively, of Class A common stock under the ESPP. As of December 31, 2024, there were 4,441,943 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of December 31, 2024, $0.8 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending May 2025.

As of December 31, 2024, there was $4.1 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.43 years.

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

On June 17, 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. As of December 31, 2024, 3,059,124 of these stock options have been exercised at a weighted average exercise price of $2.43. As of December 31, 2024, all stock-based compensation expense for the awards have been recognized.

On February 24, 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of December 31, 2024, no shares have vested and there was $0.4 million of remaining compensation expense to be recognized over a period of 1.15 years.

There were no stock options granted during the year ended December 31, 2024. The grant date fair value of the Company’s stock options granted during the years ended December 31, 2023 and 2022 (excluding the stock options granted to the CEO outlined above) was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	6.02	6.02
Expected volatility	49.9%	48.0%
Risk-free interest rate	4.2%	2.0%
Expected dividend yield	—%	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	13,784	$5.14	7.14	$57,972
Exercised	(4,002)	5.06
Forfeited and expired	(45)	9.61
Outstanding at December 31, 2024	9,737	5.15	6.33	185,326
Exercisable as of December 31, 2024	7,566	4.79	6.04	146,698

The weighted average grant date fair value of options granted for the years ended December 31, 2023 and 2022 was $6.09 and $2.44 per share, respectively. The intrinsic value of vested options exercised for the years ended December 31, 2024, 2023, and 2022 was $58.5 million, $6.2 million, and $6.3 million, respectively.

As of December 31, 2024, there was $6.6 million of unrecognized stock-based compensation related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 1.42 years.

The options outstanding and exercisable as of December 31, 2024 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	361	3.16	361	3.16
1.55 – 1.75	496	4.52	496	4.52
2.43 – 3.11	2,486	5.43	2,486	5.43
5.01 – 6.82	4,358	7.17	2,612	7.15
8.13 – 11.53	1,781	6.69	1,399	6.33
12.21 – 15.17	255	6.23	212	6.20
	9,737		7,566

The options outstanding and exercisable as of December 31, 2023 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	1,422	4.23	1,422	4.23
1.55 – 1.75	760	5.37	760	5.37
2.43 – 3.11	2,751	6.43	2,751	6.43
5.01 – 6.82	5,913	8.18	2,690	8.18
8.13 – 9.41	2,127	7.68	1,499	7.20
12.21 – 15.17	811	7.32	566	7.31
	13,784		9,688

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	14,483	$8.08
Granted	9,540	14.74
Vested	(6,830)	9.22
Forfeited and expired	(1,436)	10.20
Unvested at December 31, 2024	15,757	$11.45

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options issued in June 2020, of which 317,539 earn-out RSUs and 6,319 Parent Warrant RSUs have vested as of December 31, 2024.

As of December 31, 2024, there was $169.0 million of unrecognized stock-based compensation related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 2.85 years.

Performance RSUs

On March 1, 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of December 31, 2024, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target.

On February 28, 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership, none of which have been forfeited as of December 31, 2024. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

On November 6, 2024, the Board of Directors granted awards of 16,778 target shares of PRSUs to certain senior leadership, with the same vesting terms as the PRSUs granted on February 28, 2024, none of which have been forfeited as of December 31, 2024. The total grant date fair value of the awards was $0.4 million, which was based on the probable achievement of 100% of the target.

As of December 31, 2024, there was unrecognized stock-based compensation expense related to unvested PRSUs of $25.2 million, which is expected to be recognized over a weighted average period of 1.81 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of December 31, 2024, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $6.1 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 shares of Class A common stock. During the year ended December 31, 2024, one of the holders exercised 190,373 of their outstanding warrants at a weighted average exercise price of $1.75. Upon the exercise of these warrants, the holder received an additional 18,622 shares of Class A common stock based on the terms of the earn-out arrangement. As of December 31, 2024, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

During the year ended December 31, 2024, all of the 98,723 outstanding Class A common stock warrants issued in connection with a historical debt arrangement, with a weighted average exercise price of $6.96, were net exercised for 52,639 shares of

Class A common stock. Upon the exercise of these warrants, the holders received an additional 9,657 shares of Class A common stock based on the terms of the earn-out arrangement. These debt warrants were previously settled in additional paid-in capital as a result of their conversion to equity-classified Class A common stock warrants.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2024, 2023, and 2022. The expense is being recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2024, there was unrecognized stock-based compensation expense of $0.6 million, which will be recognized over a weighted average period of 0.44 years. During the year ended December 31, 2024, the Company settled its earn-out payable, a portion of which was settled through the issuance of 119,344 shares of Class A common stock.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of Apostrophe. Vesting of the restricted shares was contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2024, 2023, and 2022. The expense was recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2024, all stock-based compensation expense for these restricted shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Marketing	$9,392	$5,477	$4,648
Operations and support	10,205	6,815	2,684
Technology and development	12,534	7,126	4,327
General and administrative	60,191	46,662	31,158
Total stock-based compensation expense	$92,322	$66,080	$42,817

The Company capitalized $2.3 million, $1.7 million, and $0.6 million of stock-based compensation, as internal-use software for the years ended December 31, 2024, 2023, and 2022 , respectively.

15. Related-Party Transactions

For the years ended December 31, 2024, 2023, and 2022, the Company recorded $4.1 million, $2.1 million, and $1.0 million, respectively, within operating expenses on the consolidated statements of operations and comprehensive income (loss) for payments made to Woolly Labs, Inc. (d/b/a Vouched), a related-party company that provides identity verification services.

In addition, for the years ended December 31, 2023 and 2022, the Company recorded a total of $4.6 million and $3.6 million, respectively, within operating expenses on the consolidated statements of operations and comprehensive income (loss) for payments made to Terminal, Inc., a former related party company that provides professional services to the Company, primarily to support engineering and operations functions. As of January 1, 2024, Terminal, Inc. was no longer considered a related party.

16. Basic and Diluted Net Income (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the years ended December 31, 2024, 2023, and 2022. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during period. The Company’s diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024		2023		2022
	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net income (loss) attributable to common stockholders, basic	$121,148	$4,890	$(22,604)	$(942)	$(62,988)	$(2,690)
Reallocation of undistributed earnings	431	(431)	—	—	—	—
Net income (loss) attributable to common stockholders, diluted	121,579	4,459	(22,604)	(942)	(62,988)	(2,690)

Denominator:
Weighted average shares outstanding, basic	207,561,414	8,377,623	200,967,089	8,377,623	196,138,497	8,377,623
Effect of dilutive potential common shares	20,869,839	—	—	—	—	—
Weighted average shares outstanding, diluted	228,431,253	8,377,623	200,967,089	8,377,623	196,138,497	8,377,623

Basic net income (loss) per share	$0.58	$0.58	$(0.11)	$(0.11)	$(0.32)	$(0.32)
Diluted net income (loss) per share	$0.53	$0.53	$(0.11)	$(0.11)	$(0.32)	$(0.32)

Basic net income (loss) per share is the same as diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2023 and 2022, because the inclusion of potential shares of common stock would have been anti-dilutive for the periods presented.

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
RSUs	360,601	15,220,986	8,778,890
Stock options	156,558	21,278,043	20,470,391
Common stock issued subject to vesting	—	1,090,181	2,027,852
PRSUs	—	928,642	—
Warrants to purchase Class A common stock	—	561,058	561,058
Common stock issuable under the ESPP	—	404,648	603,603
Common stock issued for early exercise of stock options	—	—	70,257

There were no Class V securities that were excluded in the computation of diluted net income (loss) per share for the periods presented.

17. Segments

The CODM utilizes net income (loss) as the measure of segment profit or loss. The CODM uses net income (loss) to evaluate return on assets and decide whether to reinvest profits into the segment or into other parts of the entity, such as for acquisitions.

In addition to the consolidated statements of operations and comprehensive income (loss), the CODM is regularly provided with financial information that includes the following captions when assessing the performance and allocation of resources: cost of revenue, customer acquisition costs (comprising advertising and media costs associated with the Company’s efforts to acquire new customers, promote its brands, and build awareness for its products and services, including advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs), employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) by operating expense caption, and stock-based compensation by operating expense caption. These are significant segment expenses, as they are regularly provided to the CODM.

The table below highlights the segment’s revenue, expenses, and net income (loss) for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,476,514	$872,000	$526,916
Less:
Cost of revenue	303,379	157,051	118,194
Customer acquisition costs	594,479	379,673	230,381
Employee compensation included within:
Marketing	35,672	26,530	16,503
Operations and support	73,239	48,192	25,478
Technology and development	39,565	24,322	14,750
General and administrative	48,189	40,990	27,063
Stock-based compensation included within:
Marketing	9,392	5,477	4,648
Operations and support	10,205	6,815	2,684
Technology and development	12,534	7,126	4,327
General and administrative	60,191	46,662	31,158
Depreciation and amortization expense included within operating expenses	15,350	9,515	7,474
Interest income	(10,349)	(9,029)	(2,610)
Income tax (benefit) expense	(54,327)	1,975	(31)
Other segment items*	212,957	150,247	112,575
Segment net income (loss)	126,038	(23,546)	(65,678)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$126,038	$(23,546)	$(65,678)
______________
(*)    Other segment items included in segment net income (loss) primarily consist of professional services, fulfillment, transaction processing, selling, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website and mobile application development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $52.8 million, $26.5 million, and $7.2 million during the years ended December 31, 2024, 2023, and 2022, respectively.

18. Income Tax

For financial reporting purposes, income (loss) before income taxes includes the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$71,111	$(16,749)	$(62,539)
Foreign	600	(4,822)	(3,170)
Income (loss) before income taxes	$71,711	$(21,571)	$(65,709)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$1,639	$532	$—
State	5,683	1,456	563
Total current provision	7,322	1,988	563
Deferred:
Federal	(43,328)	12	(339)
State	(18,321)	(25)	(110)
Foreign	—	—	(145)
Total deferred benefit	(61,649)	(13)	(594)
Total (benefit) provision for income taxes	$(54,327)	$1,975	$(31)

The (benefit) provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate of 21% to pretax income (loss) as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax provision (benefit) at federal statutory rate	$15,059	$(4,530)	$(13,799)
State taxes, net of federal benefits	2,700	1,636	(609)
Non-deductible officers' compensation	26,632	6,386	2,881
Non-deductible expenses	373	714	613
Transaction costs	—	—	(731)
Warrants and earn-outs	(1,141)	226	(15)
Research and development credits	(4,801)	(5,398)	—
Stock-based compensation	(28,361)	1,747	3,897
Change in valuation allowance	(65,021)	1,330	7,794
Other, net	233	(136)	(62)
Total	$(54,327)	$1,975	$(31)

The components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$22,764	$53,309
Capitalized research and development	36,419	15,106
Inventory	6,131	1,890
Research and other credits	5,331	3,779
Accrued expenses and reserves	3,963	2,164
Operating lease liabilities	2,945	2,615
Stock-based compensation	2,425	3,572
Other intangible assets	289	350
Deferred revenue	192	124
Other deferred tax assets	907	87
Total gross deferred tax assets	81,366	82,996
Less valuation allowance	(2,493)	(70,506)
Total deferred tax assets	78,873	12,490
Deferred tax liabilities:
Fixed assets	(4,613)	(1,532)
Other intangible assets	(3,954)	(4,777)
Operating lease right-of-use assets	(2,824)	(2,519)
Prepaid expenses	(829)	(1,825)
Deferred state income tax	(3,846)	—
Other deferred tax liabilities	(1,204)	(1,859)
Total deferred tax liabilities	(17,270)	(12,512)
Net deferred tax assets (liabilities)	$61,603	$(22)

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Prior to 2024, the Company concluded that a valuation allowance was required against its deferred tax assets. The Company considers all available positive and negative evidence in its assessment of the recoverability of its deferred tax assets each reporting period. During 2024, the Company determined that a valuation allowance against its domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in the fourth quarter of 2023 and continuing throughout 2024, which is objective and verifiable evidence, as well as anticipated future earnings. The Company continues to believe it is more likely than not that it will realize its domestic deferred tax assets. The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that the Company achieves and changes in tax laws or regulations. Additionally, income tax credit estimates could change in the near future due to changes in economic circumstances resulting in the pursuit of additional credits that currently would not be economically beneficial to pursue. The valuation allowance decreased by $68.0 million and increased by $1.1 million during the years ended December 31, 2024 and 2023, respectively. The decrease during the year ended December 31, 2024 was primarily related to the full release of the valuation allowance on the Company’s domestic deferred tax assets, a majority of which was recognized during the third quarter of 2024, partially offset by current period tax activity.

As of December 31, 2024, the Company has $60.8 million, $97.2 million, and $9.9 million in federal, state, and foreign loss carryforwards (not tax effected), respectively, of which $60.2 million, $3.3 million, and $9.9 million in federal, state, and foreign loss carryforwards do not expire. While an immaterial amount of state loss carryforwards expire in 2025, a substantial majority of state loss carryforwards begin to expire in 2030. As of December 31, 2024, the Company had $6.9 million of federal tax credit carryforwards, prior to the netting of uncertain tax positions, that will begin to expire in 2041, and $3.6 million of state tax credit carryforwards, prior to the netting of uncertain tax positions, that do not expire.

Internal Revenue Code Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and 383. Therefore, certain of the Company’s carryforward tax attributes are subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2017 and 2018, the Company triggered “ownership change(s)” as defined in Section 382 and related provisions. Some of the Company’s net operating losses are limited by these ownership changes but the annual limitation does not have a significant impact on the consolidated financial statements. Subsequent ownership changes may subject the Company to annual limitations of its net operating losses. Such annual limitations could result in the expiration of the net operating loss and credit carryforwards before utilization.

The Company did not have any unrecognized tax benefits during the year ended December 31, 2022. Changes in unrecognized tax benefits for the years ended December 31, 2024 and 2023, excluding interest and penalties, were as follows (in thousands):

Balance at December 31, 2022	$—
Increases in balances related to prior year tax positions	1,357
Increases in balances related to current year tax positions	956
Balance at December 31, 2023	2,313
Increases in balances related to prior year tax positions	2,042
Increases in balances related to current year tax positions	1,656
Balance at December 31, 2024	$6,011

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next 12 months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to its unrecognized tax benefits over the next 12 months. Any adjustments to the Company’s uncertain tax positions would result in an adjustment to its deferred tax asset carryforwards rather than resulting in an impact to the effective tax rate. During the years ended December 31, 2024, 2023, and 2022, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files income tax returns in the United States, United Kingdom, and various state and local jurisdictions. Due to the net operating loss carryforward, the statute of limitations is open for 2017 and forward for all jurisdictions, none of which are currently under examination by any tax authorities.

19. Subsequent Events

In January 2025, the Company executed a 127-month non-cancelable lease for 289,463 square feet of office, warehouse, and pharmacy space in Mesa, Arizona. The lease includes a 7-month early entry period for tenant improvement work, along with a tenant improvement allowance of up to $4.3 million. Total minimum lease payments are $37.5 million, net of rent abatement for an initial 7-month period beginning after the early entry period, and with an annual escalation of between 3% and 4%. The Company has the option to extend the lease term for a period of 60 months.

In February 2025, the Company satisfied all closing conditions of an asset purchase agreement, executed in December 2024, to acquire certain manufacturing assets from C S Bio Co., a company located in the United States, for total cash and Class A common stock consideration of up to approximately $65.0 million. The Company entered into the asset purchase agreement in order to strengthen its supply chain capabilities. The upfront cash and Class A common stock consideration is approximately $30.0 million, with an additional maximum of $5.0 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional $30.0 million in cash and Class A common stock consideration is payable upon reaching certain earn-out conditions, which is subject to a continued service condition as defined in the agreement. The initial accounting for the transaction is incomplete at the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. The Company has not yet determined the accounting purchase price allocation of the purchase consideration described above, which includes evaluating the fair value of the acquired assets and assumed liabilities, and the valuation of contingent consideration to be transferred.

To facilitate continued operation of the purchased manufacturing assets, the Company entered into a 120-month non-cancelable lease for a 38,483 square foot manufacturing facility located in Menlo Park, California. Total minimum lease payments are $43.5 million, with an annual escalation of 3.5%. The Company has the option to extend the lease term for a period of 60 months.

In February 2025, the Company executed and satisfied all closing conditions of a purchase agreement to acquire all membership interests of Sigmund NJ, LLC, marketed as Trybe Labs, a lab testing services business located in the United States, for total cash consideration of $5.0 million. The Company entered into the purchase agreement to have the capacity to add lab testing capabilities to its platform in the future.

In February 2025, the Company entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow the Company to increase the aggregate revolving commitment amount by up to $125.0 million, plus additional amounts if the Company is able to satisfy a leverage test and certain other conditions.

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

As of December 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 18, 2025, we entered into the Revolving Credit Facility, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million. The Revolving Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow us to increase the aggregate revolving commitment amount by up to $125.0 million, plus additional amounts if we are able to satisfy a leverage test and certain other conditions. The foregoing description of the Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to such agreement, a copy of which is attached hereto as Exhibit 10.14 and incorporated herein by reference.

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Melissa Baird, Chief Operating Officer	Adoption	11/26/2024	4/9/2025 - 9/17/2025	Y	400,000
Patrick H. Carroll, M.D., Chief Medical Officer and Director	Adoption	11/08/2024	3/17/2025 - 11/14/2025	Y	33,222
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (the “2025 Proxy Statement”) and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2025 Proxy Statement and is incorporated herein by reference.

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

Our Board has adopted an Insider Trading Policy applicable to trading in the Company’s securities. The Insider Trading Policy applies to all directors, officers, employees and agents (such as consultants and independent contractors) of the Company. The full text of our Insider Trading Policy can be found in Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

The information required by this item will be set forth in the 2025 Proxy Statement and is incorporated herein by reference.

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

2.1†
Agreement and Plan of Merger dated as of September 30, 2020, by and among Oaktree Acquisition Corp., Rx Merger Sub, Inc. and Hims, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2020).

3.1	Certificate of Incorporation of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

3.2	Bylaws of Hims & Hers Health, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

4.1	Certificate of Corporate Domestication of Oaktree Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

4.2	Description of registered securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.1+
Hims & Hers Health, Inc. 2020 Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.2+	Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

10.3+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.4+	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2023).

10.5+
Employment Agreement, dated as of December 21, 2020, by and between Hims, Inc. and Andrew Dudum (incorporated by reference to Exhibit 10.19 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.6+
Employment Agreement, dated as of January 14, 2021, by and between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

10.7+
Employment Agreement, dated as of December 21, 2021, by and between Hims, Inc. and Oluyemi Okupe (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K filed with the SEC on February 24, 2022).

10.8
Share Exchange Agreement dated as of January 20, 2021, by and among Hims, Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current report on Form 8-K filed with the SEC on January 26, 2021).

10.9+	Hims, Inc. 2017 Stock Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

10.10+	Hims & Hers Health, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 11, 2021).

10.11
Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc., dated January 27, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 11, 2021).

10.12	Industrial Building Lease Agreement by and between LPC Mesa Gateway, LP and Hims, Inc., dated January 17, 2025.*

10.13+	Independent Contractor Advisor Agreement, dated November 15, 2024, by and between Autor Strategies, LLC and Hims, Inc.*

10.14
Revolving Credit and Guaranty Agreement, dated as of February 18, 2025, among Hims & Hers Health, Inc., the Subsidiary Borrowers, the Guarantors, the Lenders and Banks, and JPMorgan Chase Bank, N.A. (as Administrative Agent and Collateral Agent), and JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA, (as Joint Lead Arrangers and Joint Bookrunners).*

19	Insider Trading Policy*

21	List of Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney (included on signature page of this Annual Report)*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed with the SEC on February 26, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
February 24, 2025

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

Name	Position	Date

/s/ Andrew Dudum	Chief Executive Officer and Director	February 24, 2025
Andrew Dudum	(Principal Executive Officer)

/s/ Oluyemi Okupe	Chief Financial Officer	February 24, 2025
Oluyemi Okupe	(Principal Financial Officer)

/s/ Irene Becklund	Senior Vice President, Controller	February 24, 2025
Irene Becklund	(Principal Accounting Officer)

/s/ Deborah Autor	Director	February 24, 2025
Deborah Autor

/s/ Patrick H. Carroll, M.D.	Chief Medical Officer and Director	February 24, 2025
Patrick H. Carroll, M.D.

/s/ Delos Cosgrove, M.D.	Director	February 24, 2025
Delos M. Cosgrove, M.D.

/s/ Anja Manuel	Director	February 24, 2025
Anja Manuel

/s/ Christopher Payne	Director	February 24, 2025
Christopher Payne

/s/ Christiane Pendarvis	Director	February 24, 2025
Christiane Pendarvis

/s/ Andrea Perez	Director	February 24, 2025
Andrea Perez

/s/ Kåre Schultz	Director	February 24, 2025
Kåre Schultz

/s/ David Wells	Director	February 24, 2025
David Wells