Form 10-Q
period 2025-03-31
Hims & Hers Health, Inc.
filed 2025-05-05
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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
Yes ☐ No ☒

As of May 2, 2025, 215,453,899 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$273,736	$220,584
Short-term investments	48,935	79,667
Inventory	76,096	64,427
Prepaid expenses and other current assets	48,197	31,153
Total current assets	446,964	395,831
Restricted cash	1,223	856
Goodwill	117,753	112,728
Property, equipment, and software, net	155,707	82,083
Intangible assets, net	43,431	43,410
Operating lease right-of-use assets	62,198	10,881
Deferred tax assets, net	62,493	61,603
Other long-term assets	1,942	147
Total assets	$891,711	$707,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$108,919	$91,180
Accrued liabilities	56,942	53,013
Deferred revenue	110,765	75,285
Operating lease liabilities	3,736	1,889
Total current liabilities	280,362	221,367
Operating lease liabilities	59,648	9,456
Other long-term liabilities	2,440	—
Total liabilities	342,450	230,823
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 215,206,274 and 212,459,586 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of March 31, 2025 and December 31, 2024	22	22
Additional paid-in capital	742,055	719,155
Accumulated other comprehensive loss	(164)	(324)
Accumulated deficit	(192,652)	(242,137)
Total stockholders' equity	549,261	476,716
Total liabilities and stockholders' equity	$891,711	$707,539
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2025	2024
Revenue	$586,010	$278,171
Cost of revenue	155,321	49,076
Gross profit	430,689	229,095
Operating expenses:
Marketing	231,235	130,553
Operations and support	63,033	38,747
Technology and development	29,914	15,324
General and administrative	48,610	34,568
Total operating expenses	372,792	219,192
Income from operations	57,897	9,903
Other income and expense, net	2,598	2,500
Income before income taxes	60,495	12,403
Provision for income taxes	(11,010)	(1,275)
Net income	49,485	11,128
Other comprehensive income (loss)	160	(38)
Total comprehensive income	$49,645	$11,090
Net income per share attributable to common stockholders, Class A and Class V:
Basic	$0.22	$0.05
Diluted	$0.20	$0.05
Weighted average shares outstanding, Class A and Class V:
Basic	221,989,327	213,452,092
Diluted	246,610,232	229,364,585
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,179,653	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(25,711)	—	—	(25,711)
Exercise of vested stock options	1,274,229	—	3,928	—	—	3,928
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Stock-based compensation	—	—	25,543	—	—	25,543
Other comprehensive income	—	—	—	160	—	160
Net income	—	—	—	—	49,485	49,485
Balance as of March 31, 2025	223,583,897	$22	$742,055	$(164)	$(192,652)	$549,261

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	925,243	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(7,314)	—	—	(7,314)
Exercise of vested stock options	2,027,347	—	5,070	—	—	5,070
Repurchases and retirement of common stock	(2,023,080)	—	(28,064)	—	—	(28,064)
Stock-based compensation	—	—	19,671	—	—	19,671
Other comprehensive loss	—	—	—	(38)	—	(38)
Net income	—	—	—	—	11,128	11,128
Balance as of March 31, 2024	214,411,253	$21	$701,670	$(162)	$(357,047)	$344,482
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$49,485	$11,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,276	3,001
Stock-based compensation	24,858	19,032
Net accretion on securities	(693)	(1,077)
Benefit for deferred taxes	(890)	(1)
Non-cash operating lease cost	1,905	574
Non-cash acquisition-related costs	1,030	—
Non-cash other	832	484
Changes in operating assets and liabilities:
Inventory	(11,669)	(7,362)
Prepaid expenses and other current assets	(17,239)	(6,708)
Other long-term assets	73	(47)
Accounts payable	14,473	3,602
Accrued liabilities	4,351	(2,258)
Deferred revenue	35,480	6,002
Operating lease liabilities	(1,182)	(532)
Net cash provided by operating activities	109,090	25,838
Investing activities
Purchases of investments	—	(70,700)
Maturities of investments	31,342	97,700
Investment in website development and internal-use software	(3,711)	(3,377)
Purchases of property, equipment, and intangible assets	(55,327)	(10,581)
Acquisition of business, net of cash acquired	(5,100)	—
Net cash (used in) provided by investing activities	(32,796)	13,042
Financing activities
Proceeds from exercise of vested stock options	3,928	5,070
Payments for taxes related to net share settlement of equity awards	(25,711)	(7,314)
Repurchases of common stock	—	(28,064)
Payments for debt issuance costs	(1,235)	—
Net cash used in financing activities	(23,018)	(30,308)
Foreign currency effect on cash and cash equivalents	243	2
Increase in cash, cash equivalents, and restricted cash	53,519	8,574
Cash, cash equivalents, and restricted cash at beginning of period	221,440	97,519
Cash, cash equivalents, and restricted cash at end of period	$274,959	$106,093
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$273,736	$105,237
Restricted cash	1,223	856
Total cash, cash equivalents, and restricted cash	$274,959	$106,093
Supplemental disclosures of cash flow information
Cash paid for taxes	$360	$126
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$11,019	$594
Deferred debt issuance costs included in accounts payable and accrued liabilities	633	—
Right-of-use asset obtained in exchange for lease liability	52,459	2,174
Issuance of common stock in connection with asset acquisition	12,760	—
Common stock to be issued for asset acquisition indemnification holdback	6,380	—

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. The Company’s digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, mental health, men’s dermatology, women’s dermatology, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

The condensed consolidated financial statements as of March 31, 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”).

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

The unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and variable interest entities in which it is the primary beneficiary. All intercompany transactions and balances have been eliminated in these unaudited condensed consolidated financial statements.

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2024 that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation and recognition of stock-based compensation expense, valuation of contingent consideration in business combinations or asset acquisitions, purchase price allocation for business combinations, valuation of assets acquired in an asset acquisition, valuation of deferred tax assets, valuation of inventory, and estimates used in the capitalization of website development and internal-use software costs. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s unaudited condensed consolidated financial statements will be affected.

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

Asset Acquisitions

The Company accounts for a transaction as an asset acquisition when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or the acquisition otherwise does not meet the definition of a business. Asset acquisitions are measured and recognized based on the cost to acquire the assets, which is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Direct costs related to the acquisition are capitalized as part of the assets or liabilities acquired. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired nonfinancial assets on a relative fair value basis.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $5.0 million was acquired in relation to an immaterial business combination during the three months ended March 31, 2025. No goodwill impairment was recorded for the three months ended March 31, 2025 and 2024.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. The Company is a single asset group. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of asset groups to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. No impairment of long-lived assets was recorded for the three months ended March 31, 2025. The Company recognized immaterial impairment charges on long-lived assets during the three months ended March 31, 2024 in technology and development expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

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

Revenue consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Online Revenue	$576,361	$267,761
Wholesale Revenue	9,649	10,410
Total revenue	$586,010	$278,171

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three months ended March 31, 2025 and 2024, service revenue, comprising consultation services and post-consultation service support, represented less than 10% of consolidated revenues.

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

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company maintains relationships with (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”), (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to the Company’s customers; and (iii) Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), which is a wholly-owned licensed 503B outsourcing facility. MedisourceRx manufactures products solely for the Company’s customers, and the pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For online sales, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, quarterly, or semi-annually. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the unaudited condensed consolidated balance sheets since the associated revenue will be recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms. As of March 31, 2025 and December 31, 2024, total deferred revenue was $110.8 million and $75.3 million, respectively. The increase of $35.5 million was primarily due to the impact of newer offerings introduced during 2024, which resulted in an increase in the uptake by customers of prepaid offerings.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU expand income tax disclosure requirements, primarily through enhanced disclosures related to income taxes paid and the rate reconciliation. ASU 2023-09 is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted.

The Company is evaluating the method of adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand certain expense category disclosure requirements, primarily though enhanced disclosures about inventory purchases, employee compensation, depreciation, amortization, and selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date for ASU 2024-03. The ASU is effective for all public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. The Company is evaluating the method of adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

3. Acquisitions

C S Bio Co.

In February 2025, the Company acquired via an asset purchase agreement, executed in December 2024, certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States. The Company entered into the asset purchase agreement in order to strengthen its supply chain capabilities. The total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction is up to approximately $39.1 million, consisting of: (i) upfront cash and Class A common stock consideration of approximately $32.7 million; and (ii) additional maximum $6.4 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional amount of $32.7 million in cash and/or Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions. This earn-out payment is subject to a continued service condition by the Seller’s. CEO, as defined in the asset purchase agreement, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable. Additionally, as part of the transaction, the Company entered into a transition services agreement with the Seller under which the Company will receive certain services and technical support during the period of transition.

The acquisition was accounted for as an asset acquisition because it does not meet the definition of a business because there are no outputs and no employees coming over as part of the acquisition. When determining the fair value of tangible assets acquired, the Company estimated replacement cost, taking into consideration such factors as age, condition, and the economic useful life of the assets. No intangible assets or assumed liabilities were identified. As such, the total purchase price of $41.2 million was allocated on a relative fair value basis to the various tangible assets acquired and was primarily comprised of total cash and Class A common stock consideration as described above, as well as capitalized direct acquisition costs of $2.1 million. The tangible assets acquired are included as part of property, equipment, and software, net as presented on the Company’s unaudited condensed consolidated balance sheets.

Sigmund NJ, LLC, marketed as Trybe Labs

In February 2025, the Company acquired via a purchase agreement all of the membership interests of Sigmund NJ, LLC, marketed as Trybe Labs (“Trybe Labs”), a lab testing services business located in the United States, for total cash consideration of $5.1 million. There were no material acquired assets and assumed liabilities and the excess of the consideration paid over the fair value of the net assets assumed of $5.0 million was recorded as goodwill. The acquired goodwill represents future economic benefits expected to arise from having the capacity to add lab testing capabilities to the Hims & Hers platform in the future.

MedisourceRx

In September 2024, the Company acquired via a purchase agreement all of the membership interests of MedisourceRx, a 503B outsourcing facility registered with the Food and Drug Administration and located in the United States. The purchase price for accounting purposes was $31.0 million, consisting of cash and Class A common stock not subject to any vesting terms.

The Company also incurred acquisition costs of $1.4 million directly related to the acquisition which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

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

Amortization expense related to the 503B pharmacy license is recognized on a straight-line basis over the useful life of ten years, within operations and support expense on the unaudited condensed consolidated statements of operations and comprehensive income.

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

4. Investments

Short-term investments as of March 31, 2025, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$41,501	$40	$—	$41,541
Corporate bonds	7,393	1	—	7,394
Total short-term investments	$48,894	$41	$—	$48,935

Short-term investments as of December 31, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$60,040	$120	$—	$60,160
Corporate bonds	18,058	3	(1)	18,060
Government and government agency	1,446	1	—	1,447
Total short-term investments	$79,544	$124	$(1)	$79,667

5. Inventory

Inventory consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$48,958	$29,350
Finished goods	27,138	35,077
Total inventory	$76,096	$64,427

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$29,083	$16,172
Wholesale trade and other receivables, net	6,944	6,080
Other current assets	12,170	8,901
Total prepaid expenses and other current assets	$48,197	$31,153

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Facility equipment and other tangible property	$71,503	$27,785
Purchased and internal-use software and website development	34,819	34,100
Leasehold improvements	11,402	10,933
Assets not placed in service	67,642	33,764
Total property, equipment, and software	185,366	106,582
Less: accumulated depreciation and amortization	(29,659)	(24,499)
Total property, equipment, and software, net	$155,707	$82,083

Depreciation and amortization expense for property, equipment, and software was $6.2 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

There were no impairment charges on property, equipment, and software for the three months ended March 31, 2025. Impairment expense for property, equipment, and software was immaterial for the three months ended March 31, 2024.

8. Intangible Assets, Net

Intangible assets, net as of March 31, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(1,668)	$26,928	9.4
Trade name	24,170	(9,988)	14,182	2.9
Other	6,911	(4,590)	2,321	2.7
Intangible assets, net	$59,677	$(16,246)	$43,431	6.9

Intangible assets, net as of December 31, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(953)	$27,643	9.7
Trade name	24,170	(9,256)	14,914	6.5
Other	4,786	(3,933)	853	6.0
Intangible assets, net	$57,552	$(14,142)	$43,410	8.5

Amortization expense for intangible assets was $2.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

There were no impairment charges on intangible assets for the three months ended March 31, 2025 and 2024.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to March 31, 2025 is as follows (in thousands):

The remainder of 2025	$7,323
2026	7,973
2027	7,753
2028	3,841
2029	2,963
2030 and thereafter	13,578
$43,431

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Marketing	$14,420	$21,839
Tax	11,904	2,152
Professional services	9,696	8,463
Payroll	8,042	12,067
Other accruals	12,880	8,492
Total accrued liabilities	$56,942	$53,013

10. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2025 and 2036, not including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments, if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise.

During the three months ended March 31, 2025, the Company executed new operating leases in Mesa, Arizona and Menlo Park, California, resulting in additional operating lease right-of-use (“ROU”) assets of $20.9 million and $31.5 million, respectively, along with corresponding increases to operating lease liabilities.

For the three months ended March 31, 2025 and 2024, the Company recorded operating lease costs of $1.3 million and $0.6 million, respectively, including variable operating lease costs of $0.1 million in each period.

For the three months ended March 31, 2025 and 2024, operating cash flows used for operating leases were $1.2 million and $0.5 million, respectively. As of March 31, 2025, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 9.5 years and 6.8%, respectively.

Future minimum lease payments subsequent to March 31, 2025 under the Company's non-cancelable operating leases with an initial lease term in excess of one year are as follows (in thousands):

The remainder of 2025	$4,897
2026	9,315
2027	9,640
2028	9,586
2029	9,855
2030 and thereafter	50,906
Gross lease payments	94,199
Less: imputed interest	(26,473)
Less: tenant improvement receivables	(4,342)
Present value of net future minimum lease payments	$63,384

11. Variable Interest Entities

The variable interest entities (“VIEs”) for the periods presented are: (i) the Affiliated Medical Groups; and (ii) the Affiliated Pharmacies. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s unaudited condensed consolidated financial statements.

As of March 31, 2025 and December 31, 2024, the Company’s unaudited condensed consolidated balance sheets included current and total assets of $75.4 million and $56.1 million, respectively, for the VIEs. As of March 31, 2025 and December 31, 2024, current and total liabilities were $23.1 million and $16.6 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended March 31, 2025 and 2024, the VIEs charged $127.4 million and $33.1 million, respectively, for services rendered. For the three months ended March 31, 2025 and 2024, operations of the VIEs generated net losses of $7.7 million and $0.8 million, respectively, inclusive of administrative expenses.

In April 2025, as a result of a change of ownership, Apostrophe Pharmacy became a wholly-owned subsidiary of the Company and is no longer considered an Affiliated Pharmacy or a VIE. Refer to Note 20 – Subsequent Events for additional detail.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of March 31, 2025, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$71,983	$—	$—	$71,983
Short-term investments:
U.S. Treasury bills	41,541	—	—	41,541
Corporate bonds	—	7,394	—	7,394
Restricted cash:
Money market funds	1,223	—	—	1,223
Total assets	$114,747	$7,394	$—	$122,141

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2025 and December 31, 2024, due to their short-term nature. The fair value of the non-current portion of the earn-out liability, presented within other long-term liabilities, approximated its carrying value as of March 31, 2025 due to all of the earn-out consideration being paid in cash and the timing of its payout being subject to estimation. All other financial instruments are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the three months ended March 31, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

13. Revolving Credit Facility

On February 18, 2025, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as the administrative and collateral agent, which provides for a three-year $175.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility additionally includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitment amount by up to $125.0 million, plus additional amounts if the Company is able to satisfy a leverage test and certain other conditions. The obligations under the Credit Facility are secured by a lien on substantially all of the Company’s assets, and are guaranteed by certain of the Company’s material domestic subsidiaries. The commitments under the Credit Facility expire on February 18, 2028.

Loans under the Credit Facility bear interest, at the Company’s election, at either (a) an adjusted term Secured Overnight Financing Rate plus 0.10% plus a margin of 1.50% - 2.00%, depending on the Company’s total leverage ratio, or (b) an alternative base rate plus a margin of 0.50% - 1.00%, depending on the Company’s total leverage ratio. Loans under the Credit Facility may also be made in Canadian Dollars, Euros, and Sterling, at comparable interest rates. The Company is required to pay a fee on the average daily undrawn portion of the aggregate commitments that accrues at 0.20% - 0.30% per annum, depending on the Company’s total leverage ratio.

The Credit Facility also allows the Company to issue letters of credit, which reduce the amount that can be borrowed. The Company is required to pay a commission on any outstanding letters of credit that accrues at 1.50% - 2.00% per annum, depending on the Company’s total leverage ratio, and a fronting fee that accrues at 0.125% per annum.

The Credit Facility contains customary conditions to borrowing, events of default and covenants, including but not limited to negative covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments and engage in transactions with the Company’s affiliates, in each case subject to certain exceptions. The Credit Facility also requires the Company to maintain a total leverage ratio of no greater than 3.50 to 1.00 and an interest coverage ratio of no less than 3.00 to 1.00.

As of March 31, 2025, no loans or letters of credit were outstanding under the Credit Facility, and the Company was not yet required to be in compliance with all conditions and covenants thereunder. Compliance will be required beginning in the second quarter of 2025.

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations. As of March 31, 2025, non-cancelable purchase obligations with remaining terms in excess of one year were $21.2 million, with $2.3 million payable in 2025, $10.1 million payable in 2026, $8.5 million payable in 2027, $0.2 million payable in 2028, and $0.1 million payable in 2029.

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

Share Repurchase Programs

In October 2023, the Board of Directors authorized and approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $50.0 million of the Company’s Class A common stock. During the three months ended March 31, 2024, the Company repurchased and retired 2,023,080 shares of Class A common stock under the 2023 Share Repurchase Program for $28.1 million. As of December 31, 2024, the entire $50.0 million originally available under the 2023 Share Repurchase Program had been utilized.

In July 2024, the Board of Directors authorized and approved a new share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100.0 million of the Company’s Class A common stock. The 2024 Share Repurchase Program expires on August 31, 2027. The Company intends to use the 2024 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2024 Share Repurchase Program may be suspended or discontinued at any time. During the three months ended March 31, 2025, the Company did not repurchase any shares of Class A common stock under the 2024 Share Repurchase Program. As of March 31, 2025, $65.0 million remains available under the 2024 Share Repurchase Program.

RSU Releases

During the three months ended March 31, 2025, the Company released 1,938,929 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 759,276 shares of Class A common stock were withheld for the payment of employee taxes. During the three months ended March 31, 2024, the Company released 1,424,493 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 499,250 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2024, there were 54,360,277 and 15,162,111 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the three months ended March 31, 2025, no shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2025, 11,041,860 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of March 31, 2025, there were 65,402,137 shares of Class A common stock reserved and 22,510,375 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2024, there were 6,047,919 and 4,441,943 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2025. Therefore, as of March 31, 2025, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. No shares were issued under the ESPP during the three months ended March 31, 2025 and 2024. As of March 31, 2025, there were 4,441,943 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of March 31, 2025, $2.3 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending May 2025.

As of March 31, 2025, there was $3.4 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.19 years.

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

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognizes expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of March 31, 2025, 3,110,127 of these stock options have been exercised at a weighted average exercise price of $2.43. As of March 31, 2025, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of March 31, 2025, 1,564,230 shares have vested and no shares have been exercised. As of March 31, 2025, there was $0.3 million of remaining compensation expense to be recognized over a period of 0.90 years.

In March 2025, the Board of Directors granted 557,244 stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of March 31, 2025, there was $10.8 million of remaining compensation expense to be recognized over a period of 2.92 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,737	$5.15	6.33	$185,326
Exercised	(1,224)	3.12
Forfeited and expired	(3)	7.14
Outstanding at March 31, 2025	8,510	5.44	6.22	205,200
Exercisable as of March 31, 2025	6,801	5.20	6.00	165,595

The intrinsic value of vested options exercised was $42.6 million.

As of March 31, 2025, there was $5.2 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 1.25 years.

The options outstanding and exercisable as of March 31, 2025 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	158	2.81	158	2.81
1.55 – 1.75	324	4.34	324	4.34
2.43 – 3.11	1,994	5.18	1,994	5.18
5.01 – 6.82	4,075	6.92	2,701	6.91
8.13 – 11.53	1,731	6.45	1,407	6.13
12.21 – 15.17	228	6.04	217	6.03
	8,510		6,801

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,757	$11.45
Granted	3,359	37.33
Vested	(1,939)	10.35
Forfeited and expired	(296)	11.81
Unvested at March 31, 2025	16,881	$16.72

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options issued in June 2020, of which all 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs have vested as of March 31, 2025.

As of March 31, 2025, there was $272.1 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.12 years.

Performance RSUs

In March 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of March 31, 2025, 11,408 shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target.

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership, none of which have been forfeited as of March 31, 2025. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

In November 2024, the Board of Directors granted awards of 16,778 target shares of PRSUs to certain senior leadership, with the same vesting terms as the PRSUs granted on February 28, 2024, none of which have been forfeited as of March 31, 2025. The total grant date fair value of the awards was $0.4 million, which was based on the probable achievement of 100% of the target.

As of March 31, 2025, there was unrecognized stock-based compensation expense related to unvested PRSUs of $21.4 million, which is expected to be recognized over a weighted average period of 1.59 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of March 31, 2025, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $7.6 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 additional shares of Class A common stock. As of March 31, 2025, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers

UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals are contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three months ended March 31, 2025 and 2024. The expense is being recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of March 31, 2025, there was unrecognized stock-based compensation expense of $0.3 million, which will be recognized over a weighted average period of 0.20 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketing	$2,774	$1,904
Operations and support	3,006	2,155
Technology and development	4,045	2,205
General and administrative	15,033	12,768
Total stock-based compensation expense	$24,858	$19,032

The Company capitalized $0.7 million and $0.6 million of stock-based compensation as internal-use software for the three months ended March 31, 2025 and 2024, respectively.

16. Related-Party Transactions

For the three months ended March 31, 2025 and 2024, the Company recorded $1.4 million and $1.2 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income for payments made to Woolly Labs, Inc. (d/b/a Vouched), a related-party company that provides identity verification services.

17. Basic and Diluted Net Income per Share

The Company uses the two-class method to calculate net income per share. No dividends were declared or paid for the three months ended March 31, 2025 and 2024. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income per share by application of the treasury stock method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders for the three months ended March 31 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025		2024
	Class A	Class V	Class A	Class V
Numerator:
Net income attributable to common stockholders, basic	$47,617	$1,868	$10,691	$437
Reallocation of undistributed earnings	187	(187)	—	—
Net income attributable to common stockholders, diluted	47,804	1,681	10,691	437

Denominator:
Weighted average shares outstanding, basic	213,611,704	8,377,623	205,074,469	8,377,623
Effect of dilutive potential common shares	24,620,905	—	15,912,493	—
Weighted average shares outstanding, diluted	238,232,609	8,377,623	220,986,962	8,377,623

Basic net income per share	$0.22	$0.22	$0.05	$0.05
Diluted net income per share	$0.20	$0.20	$0.05	$0.05

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSUs	913,504	5,264,985
Stock options	—	1,456,985

There were no Class V securities that were excluded in the computation of diluted net income per share for the periods presented.

18. Segments

The CODM utilizes net income as the measure of segment profit or loss. The CODM uses net income to evaluate return on assets and decide whether to reinvest profits into the segment or into other new investment opportunities.

In addition to the unaudited condensed consolidated statements of operations and comprehensive income, the CODM is regularly provided with financial information that includes the following captions when assessing the performance and allocation of resources: cost of revenue, customer acquisition costs (comprising advertising and media costs associated with the Company’s efforts to acquire new customers, promote its brands, and build awareness for its products and services, including advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs), employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) by operating expense caption, and stock-based compensation by operating expense caption. These are significant segment expenses, as they are regularly provided to the CODM.

The table below highlights the segment’s revenue, expenses, and net income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$586,010	$278,171
Less:
Cost of revenue	155,321	49,076
Customer acquisition costs	201,590	113,176
Employee compensation included within:
Marketing	10,512	8,693
Operations and support	23,823	16,635
Technology and development	13,490	8,047
General and administrative	14,669	10,839
Stock-based compensation included within:
Marketing	2,774	1,904
Operations and support	3,006	2,155
Technology and development	4,045	2,205
General and administrative	15,033	12,768
Depreciation and amortization expense included within operating expenses	7,536	2,857
Interest income and expense, net	(2,596)	(2,540)
Income tax expense	11,010	1,275
Other segment items*	76,312	39,953
Segment net income	49,485	11,128
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$49,485	$11,128

______________
(*)    Other segment items included in segment net income primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s unaudited condensed consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $59.0 million and $14.0 million during the three months ended March 31, 2025 and 2024, respectively.

19. Income Tax

The effective income tax rate was 18.2% and 10.3%, respectively, for the three months ended March 31, 2025 and 2024. The effective tax rate differs from the U.S. federal rate primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets in prior periods, the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, and state taxes.

20. Subsequent Events

In April 2025, as a result of a change of ownership, Apostrophe Pharmacy became a wholly-owned subsidiary of the Company and is no longer considered an Affiliated Pharmacy or a VIE. Previously, the Company was the primary beneficiary of the entity and consolidated its operations under the VIE model. The change of ownership will not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2025, the Company accounted for a lease extension for one of its facilities as a lease modification in accordance with Accounting Standards Codification 842, Leases (“ASC 842”), under which the Company extended the existing lease term for an additional period of 122 months. The modification of the lease will increase the lease liability and the corresponding ROU asset by $10.4 million for the existing facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Form 10-K for the year ended December 31, 2024 (our “2024 Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our 2024 Annual Report and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc. and its subsidiaries and variable interest entities.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a personalized, digital, accessible format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. Our digital platform enables access to treatments for a broad range of conditions, including those related to sexual health, mental health, men’s dermatology, women’s dermatology, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies on a subscription basis, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

Revenue and Key Business Metrics

Our management monitors two financial results, Online Revenue and Wholesale Revenue (both defined below), to track our total revenue generation. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue. We also continually and strategically review our key business metrics to ensure that they are helpful in managing or monitoring the performance of our business as it grows, which may result in changes in our key business metrics over time. As an example, our management primarily uses the Subscribers and Monthly Online Revenue per Average Subscriber metrics, as defined below, to manage and monitor the performance of our business. The Net Orders and AOV metrics have become less relevant for our business, and beginning with the three months ending March 31, 2025 we are no longer reporting them as key business metrics.

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

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three months ended March 31, 2025 and 2024, as well as key metrics that drive Online Revenue (i.e., Subscribers and Monthly Online Revenue per Average Subscriber) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Online Revenue	$576,361	$267,761	$308,600	115%
Wholesale Revenue	9,649	10,410	(761)	(7)%
Total revenue	$586,010	$278,171	$307,839	111%

Subscribers (end of period)	2,366	1,709	657	38%
Monthly Online Revenue per Average Subscriber	$84	$55	$29	53%

We generated $576.4 million in Online Revenue for the three months ended March 31, 2025, an increase of $308.6 million, or 115%, as compared to $267.8 million for the three months ended March 31, 2024. Growth in Online Revenue for the three months ended March 31, 2025 was driven by: (i) new Subscriber growth pertaining to weight loss solutions launched in the fourth quarter of 2023 or later, including new Subscribers for compounded semaglutide glucagon-like peptide-1 receptor agonists (“GLP-1s”) offerings launched in the second quarter of 2024 for which there was no comparable revenue for the three months ended March 31, 2024; and (ii) continued sustainable growth in Subscribers pertaining to offerings available in both periods, from whom we generated recurring revenue that was driven in part by ordinary-course marketing campaigns that continued to strengthen our mature offerings. During the three months ended March 31, 2025, our GLP-1 offerings generated approximately $230 million in Online Revenue, a significant majority of which came from personalized doses. New Subscriber growth in our GLP-1 offering was driven by both ordinary-course marketing campaigns as well as a specialized marketing campaign as discussed further below. Certain aspects of our GLP-1 compounded offerings were permitted by the Food and Drug Administration (“FDA”) based on shortages of branded GLP-1s, which were affected by regulatory decisions during the first quarter of 2025 as further described below. Excluding our GLP-1 offerings, the remaining Online Revenue of approximately $346 million during the period increased nearly 30% year-over-year as a result of new Subscriber growth. During the three months ended March 31, 2025, we aired a Super Bowl marketing campaign highlighting specialized offerings on our platform and building brand awareness with consumers in order to normalize health and wellness challenges, which resulted in increased traffic to our platform.

Online Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings. As described under Part II, Item 1A: “Risk Factors”, on February 21, 2025, the FDA resolved the semaglutide shortage, which has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform. The FDA does not limit compounding to drug shortages, and we believe there are paths to continue offering access to certain compounded GLP-1s after the period of FDA enforcement discretion has ended following resolution of the shortage, consistent with the statutory exemptions from the new drug approval requirements. As such, we intend to continue expanding our weight loss offerings and serving our Subscribers with a wide range of weight loss solutions.

We generated $9.6 million in Wholesale Revenue for the three months ended March 31, 2025, a decrease of $0.8 million, or 7% as compared to $10.4 million for the three months ended March 31, 2024. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including timing of inventory purchases from our partners, seasonality trends, launches of new merchants, and timing of specialized campaigns. During the three months ended March 31, 2025, there were no launches of material new merchants, notable factors impacting timing of inventory purchases, or material specialized campaigns impacting Wholesale Revenue trends. Top partners, comprising over 90% of Wholesale Revenue, remained consistent for both periods presented. As our presence in physical environments and on third-party platforms has matured and we have successfully built brand awareness with new customers in those environments, we do not anticipate launching new material partnerships in the foreseeable future or investing significantly in specialized wholesale marketing campaigns.

Subscribers grew 38% to approximately 2.4 million as of March 31, 2025 as compared to approximately 1.7 million Subscribers as of March 31, 2024. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities and improved onsite and customer onboarding experiences. Monthly Online Revenue per Average Subscriber increased $29 to $84 for the three months ended March 31, 2025 as compared to $55 for the three months ended March 31, 2024. This increase was primarily due to Subscriber uptake of our GLP-1 weight loss offering along with changes in product mix.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers (sometimes also referred to by us as “members”) select a cadence at which they wish to receive product shipments or a treatment term depending on the offering. In addition to a 30-day cadence or treatment term, we offer Subscribers the ability to select from a range of Subscription shipment cadences or treatment terms, from every 60 days to 360 days, depending on the offering. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. With the exception of prepaid offerings, the Subscriber is typically billed upon each shipment. Subscribers can cancel or snooze Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. For longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day

Subscriptions. The Subscriber uptake of longer term Subscriptions typically results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment have and could continue to impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws, or the interpretation or enforcement of such laws, such as the FDA resolving the semaglutide shortage, and could impact customer acquisition costs.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. While historically the consistent uptake by Subscribers of our offerings contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber, newer offerings introduced in 2024 have led to increases in this metric. As a result of the FDA resolving the semaglutide shortage, which has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform, we expect this metric to decrease in the near term relative to the first quarter of 2025 and normalize over the long term. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures or the impact of trade actions may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our Affiliated Pharmacies (also referred to herein as our “Pharmacies”), MedisourceRx, our recently acquired lab testing facility, and our recently acquired peptide manufacturing facility (collectively sometimes herein referred to as our “Facilities”), with the goal of fulfilling a significant majority of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. The number of our Subscribers using personalized solutions has grown in recent periods and represented more than a majority of Subscribers as of March 31, 2025. As we expect the percentage of Subscribers on our platform using a personalized solution to continue to increase, we plan to continue to invest in personalized product offerings, including in our compounding capabilities. This also includes further investments in and development of mobile phone technology, including our mobile applications, in order to improve the customer experience on our platform. We may continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Seasonality

Our weight loss specialty might drive new seasonality considerations for our business. Specifically, we expect individuals’ health and wellness-based New Year's resolutions to result in additional traffic to our platform and thus increase the number of Subscribers utilizing one of our weight loss offerings. This may result in higher Subscriber and Monthly Online Revenue per Average Subscriber growth in the first quarter compared to the remainder of the year.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income before stock-based compensation, income taxes, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, and (ii) transaction professional services), impairment of long-lived assets, and interest income and expense, net. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$586,010	$278,171

Net income	49,485	11,128
Stock-based compensation	24,858	19,032
Provision for income taxes	11,010	1,275
Depreciation and amortization	8,276	3,001
Acquisition and transaction-related costs	24	376
Impairment of long-lived assets	—	75
Interest income and expense, net	(2,596)	(2,540)
Adjusted EBITDA	$91,057	$32,347

Net income as a % of revenue	8%	4%
Adjusted EBITDA margin	16%	12%

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. We compensate for these limitations by providing specific information regarding the U.S. GAAP items excluded from Adjusted EBITDA. When evaluating our performance, you should consider Adjusted EBITDA in addition to, and not as a substitute for, other financial performance measures, including our net income and other U.S. GAAP results.

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$109,090	$25,838
Less: purchases of property, equipment, and intangible assets in investing activities	(55,327)	(10,581)
Less: investment in website development and internal-use software in investing activities	(3,711)	(3,377)
Free Cash Flow	$50,052	$11,880

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

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and a significant majority of our results of operations are attributable to, the United States of America. The unaudited condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. For the periods presented, the VIEs are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare”) and Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”, and together with XeCare, the “Affiliated Pharmacies”), which are licensed mail order pharmacies providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacies for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the variable interest entity model, we present the results of operations and the financial position of the entities as part of our unaudited condensed consolidated financial statements as if the consolidated group were a single economic entity.

In April 2025, as a result of a change of ownership, Apostrophe Pharmacy became a wholly-owned subsidiary of our company and is no longer considered an Affiliated Pharmacy or a VIE. For additional information, see Note 20 – Subsequent Events to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the mix of Online Revenue and Wholesale Revenue in a period, volume of fulfillment through affiliated and internal fulfillment capabilities, and our ability to sell our inventory. We expect our gross margin to fluctuate from period to period depending on these and other factors. While gross margin has decreased period to period in the most recent quarters, and we may see this trend continuing in the short term, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate and optimize more favorable costs of revenue.

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

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical, pharmacy, fulfillment, customer service, and quality functions. These expenses also include operating expenses primarily relating to operating and support functions for our Facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies. As a result, we expect revenue growth to continue to outpace those investments made, leading to a decrease in operations and support expenses as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

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

Other income and expense, net

Other income and expense, net primarily consists of interest income from our cash and cash equivalents and investment accounts. Additionally, other income and expense, net includes expenses associated with our credit facility, as well as non-operating and one-time charges classified outside of operating expenses.

Provision for income taxes

Provision for income taxes primarily consists of federal and state taxes, as well as any changes in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. Any future releases of our current valuation allowance would be immaterial to the unaudited condensed consolidated statements of operations.

Results of Operations

Comparisons for the three months ended March 31, 2025 and 2024

The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenue	$586,010	$278,171	$307,839	111%
Cost of revenue	155,321	49,076	106,245	216%
Gross profit	430,689	229,095	201,594	88%
Operating expenses:(1)
Marketing	231,235	130,553	100,682	77%
Operations and support	63,033	38,747	24,286	63%
Technology and development	29,914	15,324	14,590	95%
General and administrative	48,610	34,568	14,042	41%
Total operating expenses	372,792	219,192	153,600	70%
Income from operations	57,897	9,903	47,994	485%
Other income and expense, net	2,598	2,500	98	4%
Income before income taxes	60,495	12,403	48,092	388%
Provision for income taxes	(11,010)	(1,275)	(9,735)	764%
Net income	$49,485	$11,128	$38,357	345%
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Marketing	$2,774	$1,904
Operations and support	3,006	2,155
Technology and development	4,045	2,205
General and administrative	15,033	12,768
Total stock-based compensation expense	$24,858	$19,032

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	27%	18%
Gross profit	73%	82%
Operating expenses:
Marketing	39%	47%
Operations and support	11%	14%
Technology and development	5%	6%
General and administrative	8%	12%
Total operating expenses	63%	79%
Income from operations	10%	3%
Other income and expense, net	—%	1%
Income before income taxes	10%	4%
Provision for income taxes	(2)%	—%
Net income	8%	4%

Revenue

Revenue was $586.0 million for the three months ended March 31, 2025, compared to $278.2 million for the three months ended March 31, 2024, an increase of $307.8 million, or 111%. For a detailed discussion of this increase, refer to “—Revenue and Key Business Metrics.”

Cost of revenue and gross profit

Cost of revenue was $155.3 million for the three months ended March 31, 2025, compared to $49.1 million for the three months ended March 31, 2024, an increase of $106.2 million, or 216%. This increase was primarily due to increased product and packaging costs of approximately 336%, increased shipping costs of 109%, and increased costs associated with medical consultation services of 66%, compared to the three months ended March 31, 2024. This increase in cost of revenue for the three months ended March 31, 2025 was primarily due to newer offerings as well as overall increased business activity with the addition of new Subscribers.

Gross profit was $430.7 million for the three months ended March 31, 2025, compared to $229.1 million for the three months ended March 31, 2024, an increase of $201.6 million, or 88%. Correspondingly, gross margin was 73% for the three months ended March 31, 2025, compared to 82% for the three months ended March 31, 2024. This decrease in gross margin was primarily due to the addition of newer offerings, including those launched in the second quarter of 2024, which were strategically priced to attract new customers. This decrease was partially offset by lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, as well as synergies gained through increased fulfillment volume.

Marketing expenses

Marketing expenses were $231.2 million for the three months ended March 31, 2025, compared to $130.6 million for the three months ended March 31, 2024, an increase of $100.7 million, or 77%. Customer acquisition costs increased to $201.6 million in the three months ended March 31, 2025, compared to $113.2 million for the three months ended March 31, 2024, an increase of $88.4 million. The increase in customer acquisition costs was primarily a result of management’s decision to increase investment in display, search, streaming and linear television (including our Super Bowl marketing campaign), affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth and which investment further expanded with the addition of newer offerings introduced during 2024.

Operations and support

Operations and support expenses were $63.0 million for the three months ended March 31, 2025, compared to $38.7 million for the three months ended March 31, 2024, an increase of $24.3 million or 63%. The increase in operations and support was primarily driven by an increase in order fulfillment and transaction processing of $8.9 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.2 million, an increase in professional services of $4.0 million, and an increase in depreciation, amortization, and technology costs relating to operations and support functions of $2.6 million.

Technology and development

Technology and development expenses were $29.9 million for the three months ended March 31, 2025, compared to $15.3 million for the three months ended March 31, 2024, an increase of $14.6 million or 95%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $5.4 million, an increase in depreciation, amortization, and technology costs of $4.2 million, an increase in professional services of $2.3 million, and an increase in stock-based compensation of $1.8 million.

General and administrative

General and administrative expenses were $48.6 million for the three months ended March 31, 2025, compared to $34.6 million for the three months ended March 31, 2024, an increase of $14.0 million, or 41%. The increase in general and administrative expenses was primarily driven by an increase in professional services of $4.9 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $3.8 million, an increase in stock-based compensation of $2.3 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $1.5 million, and an increase in insurance costs of $1.0 million.

Other income and expense, net

Other income and expense, net was $2.6 million for the three months ended March 31, 2025, compared to $2.5 million for the three months ended March 31, 2024, an increase of $0.1 million. There were no significant changes within the components of other income and expense, net during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Provision for income taxes

Provision for income taxes was $11.0 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. This change was primarily due to taxes on current year income based on forecasted pretax income and associated taxes. Pretax income was higher during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, our principal sources of liquidity are cash and cash equivalents in the amount of $273.7 million, which are primarily invested in interest-bearing cash accounts and money market funds, and short-term investments in the amount of $48.9 million, which are invested in U.S. Treasury bills and corporate bonds.

In February 2025, we acquired via an asset purchase agreement, executed in December 2024, certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States, for total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction of up to approximately $39.1 million. A maximum additional amount of $32.7 million in cash and Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions, which is subject to a continued service condition by the Seller’s CEO, as defined in the asset purchase agreement. The cash payments are included within investing activities on the unaudited condensed consolidated statements of cash flows.

Additionally, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow us to increase the aggregate commitment amount by up to $125.0 million, plus additional amounts if we are able to satisfy a leverage test and certain other conditions. As of March 31, 2025, we had no loans or letters of credit outstanding under the Revolving Credit Facility. As such, $175.0 million remained available under the Revolving Credit Facility as of March 31, 2025. Additionally, as of March 31, 2025, we were not yet required to be in compliance with all covenants and conditions thereunder. Compliance will be required beginning in the second quarter of 2025. For additional details regarding the Revolving Credit Facility, see Note 13 – Revolving Credit Facility to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We believe our existing cash resources, together with our availability under our Revolving Credit Facility, are sufficient to support planned operations for the next 12 months. As a result, management believes that our current and available financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

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

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$109,090	$25,838
Net cash (used in) provided by investing activities	(32,796)	13,042
Net cash used in financing activities	(23,018)	(30,308)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $109.1 million for the three months ended March 31, 2025. Net cash provided by operating activities included net income of $49.5 million, non-cash expense related to stock-based compensation of $24.9 million, and depreciation and amortization of $8.3 million. In addition, a net cash inflow totaling $24.3 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in deferred revenue of $35.5 million and an increase in accounts payable and accrued liabilities of $18.8 million. This inflow was partially offset by an increase in prepaid expenses and other current assets of $17.2 million and an increase in inventory of $11.7 million.

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

Net cash used in investing activities for the three months ended March 31, 2025 was $32.8 million, which was primarily due to $55.3 million in purchases of property, equipment, and intangible assets, including the cash payments made in connection with the C S Bio Co. asset acquisition, $5.1 million for the acquisition of a business, net of cash acquired, and investments of $3.7 million in website development and internal-use software. This cash outflow was partially offset by $31.3 million in maturities of investments.

Net cash provided by investing activities for the three months ended March 31, 2024 was $13.0 million, which was primarily due to net investment cash inflows of $27.0 million. This cash inflow was partially offset by $10.6 million in purchases of property, equipment, and intangible assets and investments of $3.4 million in website development and internal-use software.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2025 was $23.0 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $25.7 million and payments for debt issuance costs of $1.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $3.9 million.

Net cash used in financing activities for the three months ended March 31, 2024 was $30.3 million, which was primarily due to repurchases of our Class A common stock of $28.1 million and payments for taxes related to net share settlement of equity awards of $7.3 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $5.1 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of March 31, 2025 were $115.4 million, of which $16.7 million was payable within 12 months.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, our unaudited condensed consolidated financial statements will be affected.

For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report for the year ended December 31, 2024. Since December 31, 2024, there have been no material changes to our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and short-term investments.

We had cash and cash equivalents and short-term investments totaling $322.7 million and $300.3 million, as of March 31, 2025 and December 31, 2024, respectively, which were held for working capital purposes. As of March 31, 2025, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of U.S. Treasury bills and corporate bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the three months ended March 31, 2025 and 2024 since we operate primarily in the United States. Our operations in the United Kingdom are not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of March 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We operate in a highly regulated, dynamic, environment and are subject to an increasing number of laws and regulations as a result of the various components of our existing business, including telehealth, pharmacy, and compounding, as well as our expansion into new areas such as peptide development and lab services and operations. The breadth and scale of our services and operations increases the complexity and extent of our compliance and regulatory obligations. If we fail to comply with applicable laws and/or governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
•If any of our Facilities are unable to obtain and/or maintain necessary licenses and permits, or if any of the Facilities or our operations fail to comply with applicable laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.
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

For example, in May 2024, we began providing access to compounded injectable semaglutide, a glucagon-like peptide-1 receptor agonist (GLP-1), on our platform as part of our weight loss specialty. GLP-1s are subject to elevated consumer demand, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply. The evolving regulatory landscape has also impacted our ability to continue offering access to such products. For example, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage, which has constrained and could continue to constrain our ability to continue providing access to compounded semaglutide on our platform. The regulatory landscape applicable to GLP-1s continues to rapidly evolve. If regulatory or market conditions change, or we are unable to meet our customers’ demand for our offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected.

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

In order to attract new customers and incentivize existing customers to purchase our offerings, we use social media, emails, text messages, influencers, television commercials, and other marketing strategies to reach potential and existing customers. State and federal laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If federal, state, or local laws or regulations governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business. We have received, and may in the future face, claims alleging violations of federal, state or local laws related to tracking technologies. While we do not expect any such claims of violations to have a material impact on our business, financial condition, or results of operations, any claims, proceedings, or actions against us by governmental entities, consumers, suppliers, competitors, or others, or other liabilities, may require us to change our operations and/or cease using certain marketing strategies.

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

Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties.

We use third-party social media platforms as part of our marketing strategy. For example, our brands maintain Instagram, Facebook, YouTube and TikTok accounts. We also maintain relationships with many social media and influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we expect to maintain a presence on these existing platforms and an important part of our marketing strategy is to establish and maintain a presence on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, if the social media platforms we use change their policies or algorithms, or if evolving laws and regulations limit how we can market through these channels, if at all, we may not be able to fully optimize our use of such platforms and our ability to retain current customers and acquire new customers may suffer. Any such failure could adversely affect our reputation, revenue, and results of operations.

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

A failure to accurately identify promising influencers to use and endorse our products or a failure to enter into cost-effective influencer arrangements may have an adverse effect on our reputation or business. Moreover, the cost to enter into arrangements with influencers may increase over time, which could have an adverse impact on our financial condition and results of operations.

In order to maintain and grow our business, we must maintain credibility and confidence among customers, analysts, investors, and other parties in our long-term financial viability and business prospects. In particular, our products, business, results of operations, and statements and actions of our company and management are subject to significant amounts of commentary by a range of third parties. Negative commentary or publicity regarding our business, the industry in which we operate, our offerings, members of our management team, or influencers who endorse our products and other third parties who are affiliated with or endorse us, may also be posted on social media platforms or appear in other media. Influencers with whom we maintain endorsement arrangements could engage in behavior or use their platforms to communicate with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect our reputation. Any such commentary could impact our reputation or brand and affect our ability to attract and retain customers, which could have a material adverse effect on our business and results of operations.

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

A key element of our business strategy is the continued expansion of our marketing infrastructure to drive customer enrollment. As we increase our marketing efforts in connection with the expansion of our platform offerings, we will need to further expand the reach of our marketing networks. Our future success in this area will depend on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-

consumer business models, e-commerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our solutions.

If we are unable to continue to expand our marketing capabilities, we may not be able to effectively expand the scope of our platform to attract new customers and give our existing customers access to additional treatment options. Relatedly, if any of our marketing platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.

Our brand is integral to our success. If we fail to effectively maintain, promote, and enhance our brand in a cost-effective manner, our business and competitive advantage may be harmed.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Pharmacies, Partner Pharmacies, and other suppliers, and to our ability to attract new customers, Providers, strategic partners, Pharmacies, Partner Pharmacies, and other suppliers. The promotion of our brand may require us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become increasingly difficult and expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, Providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “–Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). Additionally, unexpected side effects or safety or efficacy concerns with our offerings, including compounded injectable semaglutide or GLP-1s as a class, significant changes in demand, litigation or regulatory proceedings and investigations, negative publicity, recalls, pressure from existing or new competitive products, or changes in labeling or pricing for these medications, could materially impact our reputation, which could negatively affect our business, stock price, prospects, and/or our results of operations. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

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
•perceived risks associated with compounded medications, including the prescribing, compounding, safety, efficacy, fulfillment, distribution, and marketing of such medications;
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

The market for our model is new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including the utilization and integration of artificial intelligence in our offerings, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings (including compounded offerings), customer success on our platform, or our market as a whole could limit market acceptance of our business model and services. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of Providers and healthcare organizations to partner with us, increase their use of telehealth and pharmaceutical compounding, and our ability to demonstrate the value of our technology to Providers, as well as our existing and potential customers. If Providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our services may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth and artificial intelligence could limit market acceptance of our business model and services.

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

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, large retailers that sell non-prescription products, including, for example, over-the-counter medical devices, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. We may also increasingly be viewed by pharmaceutical companies as competing with them to the extent customers seek out personalized solutions. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the Providers they engage on our platform, our Partner Pharmacies, our Facilities, the third-party suppliers and manufacturers of certain products on our platform, including prescription pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, and dietary supplements (collectively, “Manufacturing Suppliers”), and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the Providers, our Facilities, our Partner Pharmacies, Manufacturing Suppliers or to us in the future at acceptable costs or at all.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, operations, products, solutions, technologies, facilities, and/or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions in the United States as well as in international markets. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create, unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
•diversion of management’s time and focus from operating our business to addressing acquisition negotiation and integration challenges;
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

Expanding our business to attract customers, Providers, and suppliers in countries other than the United States is an element of our long-term business strategy. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
•uncertain legal and regulatory requirements applicable to telehealth and prescription medication, including compounding;
•our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;
•multiple, conflicting and changing laws and regulations such as healthcare laws, tax laws, privacy and data protection laws and regulations including the use of big data analytics and artificial intelligence, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•obtaining regulatory approvals or clearances where required for the sale of our offerings, products, and services in various countries;
•requirements to maintain data and the processing of that data on servers located within the United States or in other countries;
•protecting and enforcing our intellectual property rights;
•logistics and regulations associated with prescribing medicine online and engaging with pharmacies and other suppliers to compound, distribute, dispense, and/or ship the prescribed medication;
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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Facilities and Partner Pharmacies to provide efficient fulfillment and distribution of prescription medication and other products and services. We depend on MedisourceRx and our relationships with Manufacturing Suppliers to supply and/or manufacture certain of our products or product ingredients, including compounded GLP-1s, to the Pharmacies. We cannot control the timing, or ensure the availability, of any such offerings.

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

A majority of the fulfillment and distribution of products available through our platform is done by the Pharmacies. While the Pharmacies operate exclusively in support of our business, we do not directly own XeCare. We are in the process of transitioning XeCare to a wholly owned subsidiary, which we expect to complete this year. Many states require advance notice and approval by the state’s board of pharmacy with respect to changes in ownership. These requirements could result in delays to XeCare obtaining licensure in a given jurisdiction or disruptions to our business in the event of a change of control with respect to XeCare, including in connection with ownership transitions described above, which could adversely affect our revenue or results of operations.

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

Additionally, our compounded GLP-1 products are currently produced by 503B outsourcing facilities, which is permitted based on a previous shortage with respect to FDA-approved injectable semaglutide and FDA’s determination that it would exercise enforcement discretion following its resolution of such shortage. On February 21, 2025, the FDA resolved the semaglutide shortage, which has constrained and could continue to constrain our ability to continue providing access to compounded semaglutide on our platform. The regulatory landscape applicable to GLP-1s continues to rapidly evolve in ways that may be adverse to our offering. While FDA does not limit compounding to drug shortages, and we believe there are paths to continue offering access to certain compounded GLP-1s after the period of FDA enforcement discretion has ended following resolution of the shortage consistent with the statutory exemptions from the new drug approval requirements, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters. Further, in 2024, the manufacturers of certain FDA-approved GLP-1 products requested FDA add semaglutide and tirzepatide to its “Demonstrable Difficulties for Compounding List”. FDA has never finalized the Demonstrable Difficulties for Compounding List for any drug products, but if FDA were to add semaglutide to, and finalize, the list, we could no longer compound these products. If our ability to offer these products continues to be constrained in the future, supply may be limited, the price of these offerings may increase significantly and the margins on our sale of such products may decrease, which could decrease new customer demand, cause existing customers to cancel their subscriptions, and reduce our revenues and/or gross profit from sales of such products, which could harm our brand, reputation, results of operations and the market price of our Class A common stock.

Many of our compounded drugs are produced by our Pharmacies or MedisourceRx, and the promotion and advertising of these compounded drugs is subject to FDA regulation. In particular, FDA will object to any promotional activity that is false or misleading, including the failure to disclose material facts. For example, FDA will expect adequate substantiation for an efficacy claim and some information related to the product’s risks. Failure by us or our any third-party collaborators we contract with to comply with these requirements may result in enforcement by the FDA, such as warning letters requiring that remedial measures be taken, or state authorities. This could result in adverse publicity and may affect our ability to promote or sell our products, which could have material adverse impacts on our business.

Further, we recently completed two acquisitions: (i) a peptide manufacturing facility (and related assets) and (ii) a laboratory business. These are both operational areas where we have not operated previously as an organization. These operations present risks and regulatory requirements to which we have not previously been subject once we have integrated the acquisitions and have commenced operations. For example, with respect to the peptide manufacturing business, we will be subject to provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

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

Further, we currently source the compounded GLP-1 products that we provide access to on our platform from MedisourceRx and Manufacturing Suppliers that operate as 503B outsourcing facilities. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. For example, the facility must register with FDA, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s requirements for outsourcing facilities addressing cGMP. If MedisourceRx or any of the Manufacturing Suppliers that we use or any of our compounded products are found not to satisfy the criteria set forth in Section 503B by the FDA, we may be required to recall or stop offering such products, among other things, which could have an adverse effect on our business, reputation, and results of operations. Additionally, due to certain differences in the compounding requirements for pharmacies and 503B outsourcing facilities, following resolution of the shortage with respect to compounded semaglutide, compounding of GLP-1 products that we provide access to may need to take place in a 503A pharmacy capable of sterile compounding, instead of a 503B outsourcing facility, if at all, which could have an adverse effect on our operations.

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

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-

source license. We may also face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through the Pharmacies, and we, as well as the Pharmacies, Affiliated Medical Groups, and Providers, have faced and in the future may face allegations, litigation, and regulatory investigations under federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters we could face, may be protracted and expensive, and the results are difficult to predict. For example, in October 2023, the Federal Trade Commission (the “FTC”) issued to us a Civil Investigative Demand requesting information as part of a non-public investigation. While we have responded to substantially all of the information requested by the FTC’s initial inquiry, as of the date of this Quarterly Report on Form 10-Q, the FTC has not communicated to us any potential conclusions or findings the FTC may make with respect to its investigation. While we do not expect the outcome of this investigation to have a material impact on our business or operations, there can be no assurance that our expectations will prove correct.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including climate-related disasters or other extreme weather events such as earthquakes, fires, floods, hurricanes, tornadoes or tsunamis, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. If a climate-related disaster or other extreme weather event occurred in Arizona or California (which are prone to extreme weather events including extreme heat, drought and wildfires) or Ohio (which is prone to extreme weather events including extreme temperatures, rain and snow storms, and flooding), which are the primary locations of our Facilities, we could experience fulfillment and distribution delays, among other things, that could have an adverse impact on our results of operations. In addition, acts of war or terrorism, including malicious internet-based activity and supply chain attacks, could cause disruptions to the internet or the economy as a whole. Further, even if our systems are not interrupted or our Facilities are not affected from a catastrophic event, catastrophic events have the potential to impact our employees’ and service providers’ abilities to commute to work (in California, Ohio or Arizona) or to stay connected effectively while working remotely.

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

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2024, we had net income of $126.0 million, and Adjusted EBITDA of $176.9 million, compared to a net loss of $23.5 million and Adjusted EBITDA of $49.5 million for the year ended December 31, 2023. For the three months ended March 31, 2025, we had net income of $49.5 million, and Adjusted EBITDA of $91.1 million. There can be no assurance that we will be able to maintain our profitability in future fiscal periods. We have incurred more losses than profits since our inception, and have an accumulated deficit of $192.7 million as of March 31, 2025. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to continue to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, we may not generate positive cash flows from operations, or maintain profitability in any given period.

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
•successful expansion of licensure and capabilities of the Pharmacies, MedisourceRx and our lab facility;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2025, we consummated the acquisition of certain manufacturing assets from C S Bio Co. (the “Seller”), pursuant to which we issued 292,806 shares of Class A common stock to the Seller representing a portion of the consideration for such transaction, which securities were valued at $12.8 million for accounting purposes. For more detail regarding the transaction, see Note 3 – Acquisitions to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We issued the foregoing securities in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

There were no repurchases of our Class A common stock under the authorized 2024 Share Repurchase Program during the three months ended March 31, 2025.

Item 5. Other Information

(a)     COO Appointment

On May 5, 2025, we announced the appointment of Nader Kabbani as chief operating officer of the Company, effective May 19, 2025. As previously disclosed, to ensure a smooth transition, Melissa Baird, the company’s current chief operating officer, intends to remain with the Company until Mr. Kabbani is fully up to speed on the business, at which point Ms. Baird will transition to a long-term advisory role.
Prior to joining the Company, Mr. Kabbani, 60, served as Senior Vice President of Back-of-Store Automatic at Symbotic, an AI-based robotics and automation company specializing in warehouse fulfillment solutions, from September 2024 until May 2025. Mr. Kabbani served as Executive Vice President at Flexport, a supply chain management and logistics company, from May 2023 until March 2024. Previously, Mr. Kabbani served in various roles at Amazon from March 2005 until March 2023, most recently as Vice President, Regionalization Network Design & Planning. In his nearly 20 years at Amazon, Kabbani led the acquisition of PillPack and the launch of Amazon Pharmacy, and built the operational backbone for flagship offerings, including Amazon Logistics, Amazon Flex, Amazon Kindle, Kindle Direct Publishing, Amazon Music, and Prime Video services. Mr. Kabbani holds an M.S. in Industrial Engineering (Operations Research) and a B.S. in Electrical Engineering from Texas A&M University.

In connection with Mr. Kabbani’s appointment as chief operating officer, Mr. Kabbani and the Company entered into an offer letter (the “COO Offer Letter”). Pursuant to the terms of the COO Offer Letter, Mr. Kabbani will receive (i) an annual base salary of $500,000 (the “Base Salary”), (ii) a signing bonus of $1,000,000, subject to pro-rated clawback in the event of voluntary termination over the first year, and (iii) a grant of equity awards under the Company’s 2020 Equity Incentive Plan with a grant value of $8,000,000 (the “RSU Grant”). Subject to Mr. Kabbani’s continuous service through each vesting date, 25% of the RSU Grant will vest on the first regular company vesting date following the one year anniversary of the grant date, and the remaining 75% of the RSU Grant will vest in equal quarterly installments over the following 3 years. Additionally, Mr. Kabbani will be eligible to receive annual equity awards with a grant value of $4,000,000, subject to quarterly vesting. Mr. Kabbani will also be eligible for an annual discretionary bonus with a target of 75% of his Base Salary.
Mr. Kabbani will enter into the Company’s standard form of change in control and severance agreement (the “Change in Control and Severance Agreement”) for its executive officers, the terms of which are outlined in the “Executive Compensation” section in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on April 25, 2025. Pursuant to the terms of the COO Offer Letter, Mr. Kabbani’s employment is at will and may be terminated at any time by the Company or Mr. Kabbani. The foregoing descriptions of the COO Offer Letter and Change in Control and Severance Agreement are not complete and are qualified in their entirety by reference to the COO Offer Letter, which will be filed as an exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and the Change in Control Severance Agreement, which is filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ending December 31, 2024.
There are no arrangements or understandings between Mr. Kabbani and any other persons pursuant to which he was appointed as chief operating officer of the Company. There are no family relationships between Mr. Kabbani and any director, executive officer, or any person nominated or chosen by the Company to become a director or executive officer. Mr. Kabbani is not a party to any current or proposed transaction with the Company for which disclosure is required under Item 404(a) of Regulation S-K. Mr. Kabbani will enter into the Company’s standard form of indemnification agreement.

(c)    Insider trading arrangements.

During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Mike Chi, Chief Commercial Officer	Adoption	3/4/2025	6/5/2025 - 4/1/2026	Y	825,264
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
10.1
Industrial Building Lease Agreement by and between LPC Mesa Gateway, LP and Hims, Inc., dated January 17, 2025 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2024 filed with the SEC on February 24, 2025).

10.2
Revolving Credit and Guaranty Agreement, dated as of February 18, 2025, among Hims & Hers Health, Inc., the Subsidiary Borrowers, the Guarantors, the Lenders and Banks, and JPMorgan Chase Bank, N.A. (as Administrative Agent and Collateral Agent), and JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Goldman Sachs Bank USA, (as Joint Lead Arrangers and Joint Bookrunners) (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-K for the period ended December 31, 2024 filed with the SEC on February 24, 2025).

10.3	First Amendment, dated as of March 26, 2025 and effective September 1, 2025, to the Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 5, 2025

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)