Form 10-Q
period 2025-06-30
Hims & Hers Health, Inc.
filed 2025-08-04
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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
Yes ☐ No ☒

As of August 1, 2025, 217,641,958 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,124,582	$220,584
Short-term investments	20,033	79,667
Inventory	141,800	64,427
Prepaid expenses and other current assets	69,151	31,153
Total current assets	1,355,566	395,831
Restricted cash	368	856
Goodwill	117,753	112,728
Property, equipment, and software, net	205,480	82,083
Intangible assets, net	40,657	43,410
Operating lease right-of-use assets	71,661	10,881
Deferred tax assets, net	84,229	61,603
Other long-term assets	1,868	147
Total assets	$1,877,582	$707,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$105,009	$91,180
Accrued liabilities	65,671	53,013
Deferred revenue	98,417	75,285
Operating lease liabilities	3,135	1,889
Total current liabilities	272,232	221,367
Convertible senior notes, net	969,467	—
Operating lease liabilities	71,786	9,456
Other long-term liabilities	1,401	—
Total liabilities	1,314,886	230,823
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 217,381,434 and 212,459,586 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of June 30, 2025 and December 31, 2024	23	22
Additional paid-in capital	711,998	719,155
Accumulated other comprehensive income (loss)	822	(324)
Accumulated deficit	(150,147)	(242,137)
Total stockholders' equity	562,696	476,716
Total liabilities and stockholders' equity	$1,877,582	$707,539
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$544,833	$315,648	$1,130,843	$593,819
Cost of revenue	128,637	59,035	283,958	108,111
Gross profit	416,196	256,613	846,885	485,708
Operating expenses:
Marketing	217,862	144,922	449,097	275,475
Operations and support	66,490	41,453	129,523	80,200
Technology and development	37,848	18,654	67,762	33,978
General and administrative	67,273	40,554	115,883	75,122
Total operating expenses	389,473	245,583	762,265	464,775
Income from operations	26,723	11,030	84,620	20,933
Other income and expense, net	6,130	2,394	8,728	4,894
Income before income taxes	32,853	13,424	93,348	25,827
Benefit (provision) for income taxes	9,652	(127)	(1,358)	(1,402)
Net income	42,505	13,297	91,990	24,425
Other comprehensive income (loss)	986	(6)	1,146	(44)
Total comprehensive income	$43,491	$13,291	$93,136	$24,381
Net income per share attributable to common stockholders, Class A and Class V:
Basic	$0.19	$0.06	$0.41	$0.11
Diluted	$0.17	$0.06	$0.37	$0.11
Weighted average shares outstanding, Class A and Class V:
Basic	224,373,375	214,618,037	223,187,936	214,035,065
Diluted	256,779,292	234,791,985	251,894,929	232,583,676
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,179,653	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(25,711)	—	—	(25,711)
Exercise of vested stock options	1,274,229	—	3,928	—	—	3,928
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Stock-based compensation	—	—	25,543	—	—	25,543
Other comprehensive income	—	—	—	160	—	160
Net income	—	—	—	—	49,485	49,485
Balance as of March 31, 2025	223,583,897	22	742,055	(164)	(192,652)	549,261
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,183,553		—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(36,764)	—	—	(36,764)
Exercise of vested stock options	739,789	1	2,568	—	—	2,569
Issuance of common stock under employee stock purchase plan	251,818	—	2,970	—	—	2,970
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(35,520)	—	—	(35,520)
Stock-based compensation	—	—	36,689	—	—	36,689
Other comprehensive income	—	—	—	986	—	986
Net income	—	—	—	—	42,505	42,505
Balance as of June 30, 2025	225,759,057	$23	$711,998	$822	$(150,147)	$562,696

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	925,243	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(7,314)	—	—	(7,314)
Exercise of vested stock options	2,027,347	—	5,070	—	—	5,070
Repurchases and retirement of common stock	(2,023,080)	—	(28,064)	—	—	(28,064)
Stock-based compensation	—	—	19,671	—	—	19,671
Other comprehensive loss	—	—	—	(38)	—	(38)
Net income	—	—	—	—	11,128	11,128
Balance as of March 31, 2024	214,411,253	21	701,670	(162)	(357,047)	344,482
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,230,801	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(14,967)	—	—	(14,967)
Exercise of vested stock options	2,214,099	1	11,401	—	—	11,402
Exercise of Class A common stock warrants	62,296	—	—	—	—	—
Repurchases and retirement of common stock	(1,609,043)	—	(19,932)	—	—	(19,932)
Issuance of common stock under employee stock purchase plan	366,524	—	1,622	—	—	1,622
Issuance of common stock for acquisition-related earn-out consideration	119,344	—	1,396	—	—	1,396
Stock-based compensation	—	—	24,672	—	—	24,672
Other comprehensive loss	—	—	—	(6)	—	(6)
Net income	—	—	—	—	13,297	13,297
Balance as of June 30, 2024	216,795,274	$22	$705,862	$(168)	$(343,750)	$361,966
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$91,990	$24,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,741	6,644
Stock-based compensation	60,584	43,074
Net accretion on securities	(1,060)	(2,281)
Benefit for deferred taxes	(10,346)	—
Impairment of long-lived assets	—	114
Amortization of debt discount and issuance costs	1,047	—
Non-cash operating lease cost	4,594	1,221
Non-cash acquisition-related costs	2,985	—
Non-cash other	(1,315)	412
Changes in operating assets and liabilities:
Inventory	(77,373)	(18,124)
Prepaid expenses and other current assets	(38,081)	(1,430)
Other long-term assets	(10)	(47)
Accounts payable	5,146	16,156
Accrued liabilities	11,737	(24)
Deferred revenue	23,132	13,257
Operating lease liabilities	(1,798)	(1,140)
Earn-out payable	—	(2,825)
Net cash provided by operating activities	89,973	79,432
Investing activities
Purchases of investments	—	(97,539)
Maturities of investments	60,569	126,095
Investment in website development and internal-use software	(7,961)	(6,191)
Purchases of property, equipment, and intangible assets	(101,392)	(13,793)
Acquisition of business, net of cash acquired	(5,100)	—
Net cash (used in) provided by investing activities	(53,884)	8,572
Financing activities
Proceeds from issuance of convertible senior notes, net of debt discount	970,000	—
Purchases of capped calls related to convertible senior notes	(47,800)	—
Proceeds from exercise of vested stock options	6,497	16,472
Payments for taxes related to net share settlement of equity awards	(62,475)	(22,281)
Proceeds from employee stock purchase plan	2,970	1,622
Payments for debt issuance costs	(3,041)	—
Repurchases of common stock	—	(47,996)
Payments for acquisition-related earn-out consideration	—	(3,190)
Net cash provided by (used in) financing activities	866,151	(55,373)
Foreign currency effect on cash and cash equivalents	1,270	1
Increase in cash, cash equivalents, and restricted cash	903,510	32,632
Cash, cash equivalents, and restricted cash at beginning of period	221,440	97,519
Cash, cash equivalents, and restricted cash at end of period	$1,124,950	$130,151
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,124,582	$129,295
Restricted cash	368	856
Total cash, cash equivalents, and restricted cash	$1,124,950	$130,151
Supplemental disclosures of cash flow information
Cash paid for taxes	$23,047	$3,468
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$16,954	$1,256
Deferred debt issuance costs included in accounts payable and accrued liabilities	249	—
Right-of-use asset obtained in exchange for lease liability	63,434	2,174
Issuance of common stock in connection with asset acquisition	12,760	—
Common stock to be issued for asset acquisition indemnification holdback	6,380	—
Issuance of common stock for acquisition-related earn-out consideration	—	1,396

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

The condensed consolidated financial statements as of June 30, 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”).

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation and recognition of stock-based compensation expense, initial and subsequent valuation of contingent consideration in business combinations or asset acquisitions, purchase price allocation for business combinations, valuation of assets acquired in an asset acquisition, valuation of deferred tax assets, valuation of inventory, valuation of refund reserve, and estimates used in the capitalization of website development and internal-use software costs. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s unaudited condensed consolidated financial statements will be affected.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $5.0 million was acquired in relation to an immaterial business combination during the first quarter of 2025. No goodwill impairment was recorded for the three and six months ended June 30, 2025 and 2024.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. The Company is a single asset group. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of asset groups to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. No impairment of long-lived assets was recorded during the three and six months ended June 30, 2025. The Company recognized immaterial impairment charges on long-lived assets during the three and six months ended June 30, 2024 in technology and development expenses on the unaudited condensed consolidated statements of operations and comprehensive income.

Convertible Notes

The Company has issued the 2030 Convertible Notes (as defined in Note 13 – Debt) which are recorded at their carrying value on the unaudited condensed consolidated balance sheets. The 2030 Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Amortization of debt discount and issuance costs, along with contractual interest expense, if any, is recorded over the term of the 2030 Convertible Notes using the effective interest method. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives. The 2030 Convertible Notes are considered participating securities for purposes of calculating diluted net income per share. The dilutive effect is calculated under the if-converted method whereby the numerator is adjusted to add back the amortization of debt discount and issuance costs and the denominator is adjusted to add the gross number of Class A common stock shares issuable upon conversion as if converted at the beginning of the period (or at the time of issuance, if later).

Capped Calls

The Company has entered into the Capped Calls (as defined in Note 13 – Debt) in connection with the issuance of the 2030 Convertible Notes. The Capped Calls meet certain accounting criteria to be classified as equity, and premiums paid for the Capped Calls are recorded as a reduction to additional paid-in capital within stockholders’ equity, net of the deferred tax impact. The Capped Calls are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. The Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the 2030 Convertible Notes. As such, their effect on diluted net income per share would be anti-dilutive and they are excluded from the calculation.

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

Revenue consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Online Revenue	$536,880	$306,843	$1,113,241	$574,604
Wholesale Revenue	7,953	8,805	17,602	19,215
Total revenue	$544,833	$315,648	$1,130,843	$593,819

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

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and six months ended June 30, 2025 and 2024, service revenue, comprising consultation services and post-consultation service support, represented less than 10% of consolidated revenues.

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

Additionally, to fulfill its promise to customers for contracts that include sale of prescription products, the Company utilizes (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”); (ii) XeCare, LLC (“XeCare” or the “Affiliated Pharmacy”), which is a licensed mail order pharmacy providing prescription fulfillment solely to the Company’s customers; (iii) Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”), which is a licensed mail order pharmacy providing prescription fulfillment solely to the Company’s customers, and which was considered an Affiliated Pharmacy through April 2025 when, as a result of a change of ownership, it became a wholly-owned subsidiary of the Company; and (iv) Seaview Enterprises LLC (d/b/a MedisourceRx) (“MedisourceRx”), which is a wholly-owned licensed 503B outsourcing facility. The pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue from Partner Pharmacies, the Affiliated Pharmacy, and, during the time it was considered an Affiliated Pharmacy, Apostrophe Pharmacy as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the

Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For online sales, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, quarterly, or semi-annually. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the unaudited condensed consolidated balance sheets since the associated revenue will be recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms. As of June 30, 2025 and December 31, 2024, total deferred revenue was $98.4 million and $75.3 million, respectively. The increase of $23.1 million was primarily due to the impact of newer offerings introduced during 2024, which resulted in an increase in the uptake by customers of prepaid offerings.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU expand certain expense category disclosure requirements, primarily through enhanced disclosures about inventory purchases, employee compensation, depreciation, amortization, and selling expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which clarified the effective date for ASU 2024-03. The ASU is effective for all public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. The Company is evaluating the method of adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

3. Acquisitions

C S Bio Co.

In February 2025, the Company acquired via an asset purchase agreement, executed in December 2024, certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States. The Company entered into the asset purchase agreement in order to strengthen its supply chain capabilities. The total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction is up to approximately $39.1 million, consisting of: (i) upfront cash and Class A common stock consideration of approximately $32.7 million; and (ii) additional maximum $6.4 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional amount of $32.7 million in cash and/or Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions. This earn-out payment is subject to a continued service condition, as defined in the asset purchase agreement, by the Seller’s chief executive officer, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable. Additionally, as part of the transaction, the Company entered into a transition services agreement with the Seller under which the Company will receive certain services and technical support during the period of transition.

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

4. Investments

Short-term investments as of June 30, 2025, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$17,853	$1	$(2)	$17,852
Corporate bonds	2,181	—	—	2,181
Total short-term investments	$20,034	$1	$(2)	$20,033

Short-term investments as of December 31, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$60,040	$120	$—	$60,160
Corporate bonds	18,058	3	(1)	18,060
Government and government agency	1,446	1	—	1,447
Total short-term investments	$79,544	$124	$(1)	$79,667

5. Inventory

Inventory consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$97,121	$35,077
Raw materials	44,679	29,350
Total inventory	$141,800	$64,427

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$41,858	$16,172
Wholesale trade and other receivables, net	6,735	6,080
Other current assets	20,558	8,901
Total prepaid expenses and other current assets	$69,151	$31,153

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Facility equipment and other tangible property	$75,706	$27,785
Purchased and internal-use software and website development	40,874	34,100
Leasehold improvements	11,898	10,933
Assets not placed in service	113,646	33,764
Total property, equipment, and software	242,124	106,582
Less: accumulated depreciation and amortization	(36,644)	(24,499)
Total property, equipment, and software, net	$205,480	$82,083

Depreciation and amortization expense for property, equipment, and software was $7.6 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $13.8 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.

There were no impairment charges on property, equipment, and software for the three and six months ended June 30, 2025. Impairment expense for property, equipment, and software was immaterial for the three and six months ended June 30, 2024.

8. Intangible Assets, Net

Intangible assets, net as of June 30, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(2,383)	$26,213	9.2
Trade name	24,170	(11,215)	12,955	2.7
Other	3,719	(2,230)	1,489	4.0
Intangible assets, net	$56,485	$(15,828)	$40,657	6.9

Intangible assets, net as of December 31, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(953)	$27,643	9.7
Trade name	24,170	(9,256)	14,914	6.5
Other	4,786	(3,933)	853	6.0
Intangible assets, net	$57,552	$(14,142)	$43,410	8.5

Amortization expense for intangible assets was $2.8 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.

There were no impairment charges on intangible assets for the three and six months ended June 30, 2025 and 2024.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to June 30, 2025 is as follows (in thousands):

The remainder of 2025	$4,527
2026	8,015
2027	7,801
2028	3,773
2029	2,963
2030 and thereafter	13,578
$40,657

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Marketing	$14,029	$21,839
Partnerships	12,303	—
Professional services	12,239	8,463
Payroll	10,028	12,067
Tax	4,945	2,152
Other accruals	12,127	8,492
Total accrued liabilities	$65,671	$53,013

10. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2026 and 2036, including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments, if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise.

In the second quarter of 2025, the Company accounted for a lease extension for its existing operating lease in New Albany, Ohio as a lease modification. This resulted in the remeasurement of the lease liability and an adjustment of $10.4 million to the carrying amount of the corresponding right-of-use (“ROU”) asset for the existing facility. In the first quarter of 2025, the Company executed new operating leases in Mesa, Arizona and Menlo Park, California, resulting in additional operating lease ROU assets of $20.9 million and $31.5 million, respectively, along with corresponding increases to operating lease liabilities.

For the three months ended June 30, 2025 and 2024, the Company recorded operating lease costs of $3.6 million and $0.8 million, respectively, including variable operating lease costs of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded operating lease costs of $4.9 million and $1.4 million, respectively, including variable operating lease costs of $0.3 million and $0.2 million, respectively.

For the six months ended June 30, 2025 and 2024, operating cash flows used for operating leases were $4.6 million and $1.1 million, respectively. As of June 30, 2025, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 8.9 years and 6.3%, respectively.

Future minimum lease payments subsequent to June 30, 2025 under the Company's non-cancelable operating leases with an initial lease term in excess of one year are as follows (in thousands):

The remainder of 2025	$2,937
2026	9,640
2027	10,210
2028	10,235
2029	10,585
2030 and thereafter	64,729
Gross lease payments	108,336
Less: imputed interest	(30,122)
Less: tenant improvement receivables	(3,293)
Present value of net future minimum lease payments	$74,921

11. Variable Interest Entities

As of June 30, 2025, the variable interest entities (“VIEs”) are: (i) the Affiliated Medical Groups; and (ii) the Affiliated Pharmacy. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s unaudited condensed consolidated financial statements. Apostrophe Pharmacy was an Affiliated Pharmacy and a VIE through April 2025 when, as a result of a change of ownership, it became a wholly-owned subsidiary of the Company and was no longer considered an Affiliated Pharmacy or a VIE. Previously, the Company was the primary beneficiary of the entity and consolidated its operations under the VIE model. The change of ownership did not have a material impact on the Company’s unaudited condensed consolidated financial statements because it was previously fully consolidated under the VIE model and had no noncontrolling interest.

As of June 30, 2025 and December 31, 2024, the Company’s unaudited condensed consolidated balance sheets included current and total assets of $131.4 million and $56.1 million, respectively, for the VIEs. As of June 30, 2025 and December 31, 2024, current and total liabilities were $10.3 million and $16.6 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended June 30, 2025 and 2024, the VIEs charged $96.6 million and $39.0 million, respectively, for services rendered. For the six months ended June 30, 2025 and 2024, the VIEs charged $224.0 million and $72.1 million, respectively, for services rendered. For the three months ended June 30, 2025 and 2024, operations of the VIEs generated net losses of $5.8 million and $4.6 million, respectively, inclusive of administrative expenses. For the six months ended June 30, 2025 and 2024, operations of the VIEs generated net losses of $13.5 million and $5.4 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of June 30, 2025, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$753,280	$—	$—	$753,280
Short-term investments:
U.S. Treasury bills	17,852	—	—	17,852
Corporate bonds	—	2,181	—	2,181
Restricted cash:
Money market funds	368	—	—	368
Total assets	$771,500	$2,181	$—	$773,681

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2025 and December 31, 2024, due to their short-term nature. The fair value of the non-current portion of the earn-out liability, presented within other long-term liabilities, approximated its carrying value as of June 30, 2025 due to all of the earn-out consideration being paid in cash and the timing of its payout being subject to estimation. The 2030 Convertible Notes are recorded at their net carrying amount on the unaudited condensed consolidated balance sheets rather than their fair value, which is a Level 2 measurement, as the Company has not elected the fair value option (refer to Note 13 – Debt for the 2030 Convertible Notes definition and additional detail, including the fair value as of June 30, 2025). All other financial instruments are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the six months ended June 30, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

13. Debt

2030 Convertible Notes

In May 2025, the Company issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes mature on May 15, 2030, unless earlier repurchased, redeemed, or converted, do not bear regular interest, and their principal amount will not accrete.

The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and debt issuance costs, were approximately $968.7 million.

Each $1,000 principal amount of the 2030 Convertible Notes is initially convertible into 14.1493 shares of the Company’s Class A common stock, which represents an initial conversion price of approximately $70.67 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of specified events. As of June 30, 2025, there have been no adjustments to the conversion rate of the 2030 Convertible Notes.

The 2030 Convertible Notes are convertible at the option of the holders prior to November 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes, at the option of the holder. As of June 30, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If certain corporate events occur that constitute a “fundamental change” (as defined in the indenture governing the 2030 Convertible Notes), subject to a limited exception for certain cash mergers, holders may require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes, at a cash repurchase price equal to the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The Company may not redeem the 2030 Convertible Notes prior to May 19, 2028. The Company may redeem for cash all or any portion of the 2030 Convertible Notes, at its option, on or after May 19, 2028 and on or before the 25th scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the closing price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be a cash amount equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding 2030 Convertible Notes unless at least $75.0 million aggregate principal amount of 2030 Convertible Notes are outstanding and not called for redemption at the time the redemption notice is sent. No sinking fund is provided for the 2030 Convertible Notes.

Any additional interest that accrues on the 2030 Convertible Notes will accrue at a rate per annum of 0.50% of the principal amount if, on or after six months following the issue date, (i) the Company has not satisfied certain reporting conditions set forth in Rule 144(c) and (i)(2) under the Securities Act, or (ii) the 2030 Convertible Notes are not otherwise freely tradable.

If there is an event of default relating to failures by the Company to comply with certain reporting requirements, the Company may elect, at its option, that the sole remedy to consist exclusively of the right of the noteholders to receive special interest on the 2030 Convertible Notes for up to 365 days at a specified rate per annum of 0.25% of the principal amount for the first 180 days on which the special interest accrues, and thereafter at a rate of 0.50%. However, in no event will special interest, together with any additional interest, accrue at a rate that exceeds 1.00% per annum.

The 2030 Convertible Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2030 Convertible Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and

(iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

There are no requirements for any financial covenant compliance or reporting in connection with the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of June 30, 2025 was as follows (in thousands):

Principal	$1,000,000
Unamortized debt discount and issuance costs	(30,533)
Net carrying amount	$969,467

For each of the three and six months ended June 30, 2025, amortization of debt discount and issuance costs was $0.8 million. The debt discount and issuance costs are being amortized into interest expense within other income and expense, net on the unaudited condensed consolidated statements of operations and comprehensive income over the term of the 2030 Convertible Notes at an effective interest rate of 0.64%. There were no contractual interest expense payments for any of the periods presented.

As of June 30, 2025, the 2030 Convertible Notes had a principal amount and estimated fair value of $1.0 billion and $1.04 billion, respectively. The fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

Capped Calls

In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively the "Capped Calls") with certain financial institutions. The Capped Calls have an initial strike price of approximately $70.67, subject to certain adjustments, which corresponds to the initial conversion price of the 2030 Convertible Notes. The Capped Calls have an initial cap price of $89.95 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon conversion and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offsets subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Convertible Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Convertible Notes. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including certain mergers, tender offers, and public announcement of similar events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, and hedging disruptions.

For accounting purposes, the Capped Calls are treated as a separate transaction from, and not part of the terms of, the 2030 Convertible Notes. As these transactions met certain accounting criteria to be classified as equity, they are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. Accordingly, the Company recorded $35.5 million as a reduction to additional paid-in capital, which represents the $47.8 million premium paid for the Capped Calls, net of the deferred tax impact of $12.3 million.

Revolving Credit Facility

In February 2025, the Company entered into a Revolving Credit and Guaranty Agreement (the “Revolving Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as the administrative and collateral agent, which provides for a three-year $175.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility additionally includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitment amount by up to $125.0 million, plus additional amounts if the Company is able to satisfy a leverage test and certain other conditions. The obligations under the Credit Facility are secured by a lien on substantially all of the Company’s assets, and are guaranteed by certain of the Company’s material domestic subsidiaries. The commitments under the Credit Facility expire on February 18, 2028.

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

As of June 30, 2025, the Company had $1.0 million in letters of credit outstanding under the Credit Facility sub-limit and $174.0 million remained available under the Credit Facility. The letters of credit are issued as security deposits for the Company’s warehouse facility in New Albany, Ohio and a third-party-operated warehouse facility in Indianapolis, Indiana. These security deposits are required to be maintained and issued to the respective landlord or service provider. No loans were outstanding under the Credit Facility and the Company was in compliance with all conditions and covenants thereunder as of June 30, 2025.

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations. As of June 30, 2025, non-cancelable purchase obligations with remaining terms in excess of one year were $26.4 million, with $2.5 million payable in 2025, $13.2 million payable in 2026, $9.8 million payable in 2027, $0.8 million payable in 2028, and $0.1 million payable in 2029.

Lease Commitments

Refer to Note 10 – Operating Leases for discussion of the Company’s future lease commitments.

Legal Proceedings
In addition to the legal matters described below, the Company is, from time to time, a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

On June 25, 2025, two putative securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its executives, captioned Sookdeo v. Hims & Hers Health, Inc., et al., No. 25-cv-05315 and Yaghsizian v. Hims & Hers Health, Inc., et al., No. 25-cv-05321 (the “Securities Actions”). The Securities Actions allege violations of securities laws in connection with alleged misrepresentations regarding the Company’s business, operations, and prospects, and in particular, with respect to the business relationship between the Company and Novo Nordisk. The Securities Actions seek an unspecified amount of damages as well as attorneys’ fees and other relief. The Company does not currently consider a loss on this lawsuit to be probable.

On July 14, 2025 and July 29, 2025, two putative shareholder derivative lawsuits (the “Derivative Actions”) were filed in the United States District Court for the Northern District of California against certain of the Company’s directors and executives. The Derivative Actions are captioned Jones v. Dudum, et al., No. 25-cv-5866 (N.D. Cal.), and Herman v. Dudum, et al., No.

25-cv-6326 (N.D. Cal.), respectively. The Company is a nominal defendant. The Derivative Actions relate to the matters alleged in the Securities Actions, and allege breaches of fiduciary duty by the individual defendants, among other claims. The Derivative Actions seek an unspecified amount of damages from the individual defendants as well as attorneys’ fees and other relief. The Company does not currently consider a loss on these lawsuits to be probable.

15. Stockholders’ Equity

Common Stock

The Company has two classes of common stock, Class A and Class V common stock. The rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

Share Repurchase Programs

In October 2023, the Board of Directors authorized and approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $50.0 million of the Company’s Class A common stock. During the three and six months ended June 30, 2024, the Company repurchased and retired 1,609,043 and 3,632,123 shares of Class A common stock, respectively, under the 2023 Share Repurchase Program for $19.9 million and $48.0 million, respectively. As of December 31, 2024, the entire $50.0 million originally available under the 2023 Share Repurchase Program had been utilized.

In July 2024, the Board of Directors authorized and approved a new share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100.0 million of the Company’s Class A common stock. The 2024 Share Repurchase Program expires on August 31, 2027. The Company intends to use the 2024 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2024 Share Repurchase Program may be suspended or discontinued at any time. During each of the three and six months ended June 30, 2025, the Company did not repurchase any shares of Class A common stock under the 2024 Share Repurchase Program. As of June 30, 2025, $65.0 million remains available under the 2024 Share Repurchase Program.

RSU Releases

During the three and six months ended June 30, 2025, the Company released 1,844,783 and 3,783,712 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 661,230 and 1,420,506 shares of Class A common stock were withheld for the payment of employee taxes. During the three and six months ended June 30, 2024, the Company released 1,860,010 and 3,284,503 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 629,209 and 1,128,459 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2024, there were 54,360,277 and 15,162,111 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the six months ended June 30, 2025, 905 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2025, 11,041,860 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of June 30, 2025, there were 65,403,042 shares of Class A common stock reserved and 22,285,450 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2024, there were 6,047,919 and 4,441,943 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. During each of the three and six months ended June 30, 2025, the Company issued 251,818 shares of Class A common stock under the ESPP. During each of the three and six months ended June 30, 2024, the Company issued 366,524 shares of Class A common stock under the ESPP. There were no shares added to the ESPP reserve on January 1, 2025. Therefore, as of June 30, 2025, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. As of June 30, 2025, there were 4,190,125 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of June 30, 2025, $1.0 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending November 2025.

As of June 30, 2025, there was $6.5 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.22 years.

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

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognized expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of June 30, 2025, 3,161,130 of these stock options have been exercised at a weighted average exercise price of $2.43. As of June 30, 2025, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of June 30, 2025, 1,564,230 shares have vested and no shares have been exercised. As of June 30, 2025, there was $0.2 million of remaining compensation expense to be recognized over a period of 0.65 years.

In March 2025, the Board of Directors granted 557,244 stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of June 30, 2025, there was $9.9 million of remaining compensation expense to be recognized over a period of 2.67 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,737	$5.15	6.33	$185,326
Exercised	(1,913)	3.30
Forfeited and expired	(10)	7.91
Outstanding at June 30, 2025	7,814	5.60	5.97	345,806
Exercisable as of June 30, 2025	6,542	5.42	5.79	290,675

The intrinsic value of vested options exercised was $72.7 million.

As of June 30, 2025, there was $4.0 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 1.07 years.

The options outstanding and exercisable as of June 30, 2025 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	158	2.56	158	2.56
1.55 – 1.75	250	3.83	250	3.83
2.43 – 3.11	1,525	4.93	1,525	4.93
5.01 – 6.82	3,998	6.67	2,993	6.66
8.13 – 11.53	1,697	6.18	1,430	5.90
12.21 – 15.17	186	5.42	186	5.42
	7,814		6,542

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,757	$11.45
Granted	5,489	44.60
Vested	(3,784)	11.42
Forfeited and expired	(1,533)	13.66
Unvested at June 30, 2025	15,929	$22.67

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options issued in June 2020, of which all 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs have vested as of June 30, 2025.

As of June 30, 2025, there was $347.0 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.33 years.

Performance RSUs

In March 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of June 30, 2025, 11,408 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target.

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership, none of which have been forfeited as of June 30, 2025. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

In November 2024, the Board of Directors granted awards of 16,778 target shares of PRSUs to certain senior leadership, with the same vesting terms as the PRSUs granted on February 28, 2024, none of which have been forfeited as of June 30, 2025. The total grant date fair value of the awards was $0.4 million, which was based on the probable achievement of 100% of the target.

As of June 30, 2025, there was unrecognized stock-based compensation expense related to unvested PRSUs of $20.0 million, which is expected to be recognized over a weighted average period of 1.41 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of June 30, 2025, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $13.1 million.

Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 additional shares of Class A common stock. As of June 30, 2025, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals was contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the three and six months ended June 30, 2025 and 2024. The expense was recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of June 30, 2025, all stock-based compensation expense for these restricted shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketing	$3,435	$2,393	$6,209	$4,297
Operations and support	4,579	2,702	7,585	4,857
Technology and development	5,247	3,195	9,292	5,400
General and administrative	22,465	15,752	37,498	28,520
Total stock-based compensation expense	$35,726	$24,042	$60,584	$43,074

The Company capitalized $0.7 million of stock-based compensation as internal-use software for each of the three months ended June 30, 2025 and 2024, and $1.6 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

16. Related-Party Transactions

For the three months ended June 30, 2025 and 2024, the Company recorded $1.3 million and $0.3 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a related-party company that provides identity verification services. For the six months ended June 30, 2025 and 2024, the Company recorded $2.7 million and $1.5 million, respectively, for payments made to Vouched.

As a result of an executive leadership change at the Company in the second quarter of 2025, Vouched is no longer considered a related party as of July 1, 2025.

17. Basic and Diluted Net Income per Share

The Company uses the two-class method to calculate net income per share. No dividends were declared or paid for the three and six months ended June 30, 2025 and 2024. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income per share by application of the treasury stock method and if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net income attributable to common stockholders, basic	$40,918	$1,587	$12,778	$519	$88,537	$3,453	$23,469	$956
Amortization of debt discount and issuance costs for 2030 Convertible Notes	810	—	—	—	810	—	—	—
Reallocation of undistributed earnings	174	(174)	45	(45)	367	(367)	76	(76)
Net income attributable to common stockholders, diluted	41,902	1,413	12,823	474	89,714	3,086	23,545	880

Denominator:
Weighted average shares outstanding, basic	215,995,752	8,377,623	206,240,414	8,377,623	214,810,313	8,377,623	205,657,442	8,377,623
Effect of dilutive potential common shares	32,405,917	—	20,173,948	—	28,706,993	—	18,548,611	—
Weighted average shares outstanding, diluted	248,401,669	8,377,623	226,414,362	8,377,623	243,517,306	8,377,623	224,206,053	8,377,623

Basic net income per share	$0.19	$0.19	$0.06	$0.06	$0.41	$0.41	$0.11	$0.11
Diluted net income per share	$0.17	$0.17	$0.06	$0.06	$0.37	$0.37	$0.11	$0.11

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	1,075,533	280,634	2,559,533	5,126,199
Stock options	—	164,959	—	1,048,169

The Capped Calls entered into in connection with the 2030 Convertible Notes were excluded from the calculation of diluted net income per share as the effect would have been anti-dilutive. There were no Class V securities that were excluded in the computation of diluted net income per share for the periods presented.

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

The table below highlights the segment’s revenue, expenses, and net income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$544,833	$315,648	$1,130,843	$593,819
Less:
Cost of revenue	128,637	59,035	283,958	108,111
Customer acquisition costs	188,378	123,847	389,968	237,023
Employee compensation included within:
Marketing	11,499	8,972	22,011	17,665
Operations and support	26,542	17,001	50,365	33,636
Technology and development	15,840	9,120	29,330	17,167
General and administrative	19,608	11,831	34,277	22,670
Stock-based compensation included within:
Marketing	3,435	2,393	6,209	4,297
Operations and support	4,579	2,702	7,585	4,857
Technology and development	5,247	3,195	9,292	5,400
General and administrative	22,465	15,752	37,498	28,520
Depreciation and amortization expense included within operating expenses	9,800	3,163	17,336	6,020
Interest income and expense, net	(6,117)	(2,431)	(8,713)	(4,971)
Income tax (benefit) expense	(9,652)	127	1,358	1,402
Other segment items*	82,067	47,644	158,379	87,597
Segment net income	42,505	13,297	91,990	24,425
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$42,505	$13,297	$91,990	$24,425

______________
(*)    Other segment items included in segment net income primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s unaudited condensed consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $50.4 million and $6.0 million during the three months ended June 30, 2025 and 2024, respectively, and $109.4 million and $20.0 million during the six months ended June 30, 2025 and 2024, respectively.

19. Income Tax

The effective income tax rate was (29.4)% and 0.9%, respectively, for the three months ended June 30, 2025 and 2024 and 1.5% and 5.4%, respectively, for the six months ended June 30, 2025 and 2024. The effective tax rate differs from the U.S. federal rate in 2025 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, and state taxes. The effective tax rate differs from the U.S. federal rate in 2024 primarily due to the impacts of the valuation allowance placed on the Company’s deferred tax assets in prior periods, along with state taxes.

For tax purposes, the 2030 Convertible Notes and Capped Calls are to be considered integrated pursuant to Treas. Reg. § 1.1275-6 and treated as a single, synthetic debt instrument for U.S. federal income tax purposes. As a consequence of the integration into synthetic notes, the premium paid for the Capped Calls results in an original issue discount that is to be amortized as interest expense over the life of the synthetic notes using the constant yield to maturity method. This results in a deferred tax asset on the basis difference between the book value and tax value of the note, which is recorded as an adjustment through additional paid-in capital on the unaudited condensed consolidated balance sheets.

20. Subsequent Events

In July 2025, the Company acquired all of the outstanding equity of Zava Global GmbH, a digital health platform registered in Germany with operations in the United Kingdom, Germany, France, and Ireland, for potential total cash consideration of up to approximately EUR 225.0 million, or $265.7 million based on the exchange rate on the closing date, subject to certain closing and post-closing adjustments as defined in the share purchase agreement, executed in May 2025, with respect to the transaction. The Company entered into the share purchase agreement to expand its footprint in the United Kingdom and launch the Company into the European markets. The upfront cash consideration was approximately EUR 125.0 million, or $147.6 million based on the exchange rate on the closing date, not including certain closing adjustments as defined in the share purchase agreement. A maximum additional EUR 100.0 million, or $118.1 million based on the exchange rate on the closing date, in cash consideration is payable upon reaching certain earn-out conditions, with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which amounts may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement. The initial accounting for the transaction is incomplete at the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. The Company has not yet determined the accounting purchase price allocation of the purchase consideration described above, which includes evaluating the fair value of the acquired assets and assumed liabilities, and the valuation of contingent consideration to be transferred.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025. The Company is evaluating the impact of the OBBBA on its consolidated financial statements and related disclosures. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period purchased. The Company expects these provisions to result in a reduction of current income tax liabilities and a corresponding reduction to deferred tax assets or increase in deferred tax liabilities. Additionally, the Company anticipates that these provisions will enhance cash flows in the near term due to the deferral of tax payments. The Company will continue to assess the implications of the OBBBA and will provide further disclosures in subsequent reporting periods, as applicable.

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

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and six months ended June 30, 2025 and 2024, as well as key metrics that drive Online Revenue (i.e., Subscribers and Monthly Online Revenue per Average Subscriber) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Online Revenue	$536,880	$306,843	$230,037	75%	$1,113,241	$574,604	$538,637	94%
Wholesale Revenue	7,953	8,805	(852)	(10)%	17,602	19,215	(1,613)	(8)%
Total revenue	$544,833	$315,648	$229,185	73%	$1,130,843	$593,819	$537,024	90%

Subscribers (end of period)	2,439	1,864	575	31%	2,439	1,864	575	31%
Monthly Online Revenue per Average Subscriber	$74	$57	$17	30%	$79	$56	$23	41%

We generated $536.9 million in Online Revenue for the three months ended June 30, 2025, an increase of $230.0 million, or 75%, as compared to $306.8 million for the three months ended June 30, 2024. We generated $1,113.2 million in Online Revenue for the six months ended June 30, 2025, an increase of $538.6 million, or 94%, as compared to $574.6 million for the six months ended June 30, 2024. Growth in Online Revenue for the three and six months ended June 30, 2025 was driven by: (i) new Subscriber growth pertaining to weight loss solutions launched in the fourth quarter of 2023 or later, including new Subscribers for glucagon-like peptide-1 receptor agonists (“GLP-1s”) offerings launched in the second quarter of 2024 for which there was limited comparable revenue for the three and six months ended June 30, 2024; and (ii) continued sustainable growth in Subscribers pertaining to offerings available in both periods, from whom we generated recurring revenue that was driven in part by ordinary-course marketing campaigns that continued to strengthen our mature offerings. Our GLP-1 offerings primarily consist of personalized semaglutide and generic liraglutide, as well as commercial dosages of semaglutide and branded Wegovy for partial periods during the first half of 2025. During the three and six months ended June 30, 2025, our GLP-1 offerings generated approximately $190 million and $420 million, respectively, in Online Revenue, a significant majority of which came from personalized doses in both periods. We expect revenue from personalized offerings across the business to increasingly drive Online Revenue growth in the future. New Subscriber growth in our GLP-1 offering was driven by both ordinary-course marketing campaigns, as well as a specialized marketing campaign in the first quarter of 2025 as discussed further below. Certain aspects of our GLP-1 compounded offerings were permitted by the Food and Drug Administration (“FDA”) based on shortages of branded GLP-1s, which were affected by regulatory decisions during the first quarter of 2025 as further described below. During the three and six months ended June 30, 2025, the remaining Online Revenue of approximately $347 million and $693 million, respectively, which excludes our GLP-1 offerings, increased nearly 20% and 25%, respectively, year-over-year as a result of new Subscriber growth. During the first quarter of 2025, we aired a Super Bowl marketing campaign highlighting specialized offerings on our platform and building brand awareness with consumers in order to normalize health and wellness challenges, which resulted in increased traffic to our platform.

Online Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings. As described under Part II, Item 1A: “Risk Factors”, on February 21, 2025, the FDA resolved the semaglutide shortage, and on May 22, 2025, the FDA’s period of enforcement discretion following the resolution of the shortage concluded with respect to 503B outsourcing facilities. Resolution of the shortage has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform. The FDA does not limit compounding to drug shortages, and we continue to offer access to certain compounded GLP-1s consistent with the statutory exemptions from the new drug approval requirements.

We generated $8.0 million in Wholesale Revenue for the three months ended June 30, 2025, a decrease of $0.9 million, or 10%, as compared to $8.8 million for the three months ended June 30, 2024. We generated $17.6 million in Wholesale Revenue for the six months ended June 30, 2025, a decrease of $1.6 million, or 8% as compared to $19.2 million for the six months ended June 30, 2024. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including timing of inventory purchases from our partners, seasonality trends, launches of new merchants, and timing of specialized campaigns. During the three and six months ended June 30, 2025, there were no launches of material new merchants, notable factors impacting timing of inventory purchases, or material specialized campaigns impacting Wholesale Revenue trends. Top partners, comprising over 90% of Wholesale Revenue, remained consistent for all periods presented. As our presence in physical environments and on third-party platforms has matured and we have successfully built brand awareness with new customers in those environments, we do not anticipate launching new material partnerships in the foreseeable future or investing significantly in specialized wholesale marketing campaigns.

Subscribers grew 31% to over 2.4 million as of June 30, 2025 as compared to approximately 1.9 million Subscribers as of June 30, 2024. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities and improved onsite and customer onboarding experiences, as well as consumer adoption of our personalized offerings across our business, including our GLP-1 weight loss offerings. Monthly Online Revenue per Average Subscriber increased $17 to $74 for the three months ended June 30, 2025 as compared to $57 for the three months ended June 30, 2024 and increased $23 to $79 for the six months ended June 30, 2025 as compared to $56 for the six months ended June 30, 2024. These increases were primarily due to Subscriber uptake of personalized offerings across our business, including our GLP-1 weight loss offering, along with changes in product mix.

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

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment have and could continue to impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws, or the interpretation or enforcement of such laws, such as the FDA’s resolution of the semaglutide shortage, and could impact customer acquisition costs. In addition, acquiring new customers may be impacted by supply chain constraints related to our offerings, including compounded semaglutide, that may be outside of our control and may impact our future results.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. Most of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. While historically the consistent uptake by Subscribers of our offerings contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber, newer offerings introduced in 2024 have led to increases in this metric. As a result of the FDA resolving the semaglutide shortage, which has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform, we expect this metric to decrease in the near term relative to the first half of 2025 and normalize over the long term. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures or the impact of trade actions may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our Affiliated Pharmacy and wholly-owned pharmacies (also collectively referred to herein as our “Pharmacies”), our recently acquired lab testing facility, and our recently acquired peptide manufacturing facility (collectively sometimes herein referred to as our “Facilities”), with the goal of fulfilling a significant majority of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. The number of our Subscribers using personalized solutions has grown in recent periods and represented more than a majority of Subscribers as of June 30, 2025. As we expect the percentage of Subscribers on our platform using a personalized solution to continue to increase, we expect revenue from personalized offerings across the business to increasingly drive Online Revenue growth in the future, and we plan to continue to invest in personalized product offerings, including in our compounding capabilities. In addition, we expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Specifically, in July 2025, we acquired all of the outstanding equity of Zava Global GmbH, a digital health platform registered in Germany with operations in the United Kingdom, Germany, France, and Ireland (for additional details regarding the acquisition and the share purchase agreement refer to the “Liquidity and Capital Resources” section). In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income before stock-based compensation, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, and (ii) transaction professional services), payroll tax expense related to stock-based compensation, impairment of long-lived assets, interest income and expense, net, and income taxes. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

In the second quarter of 2025, we revised our definition of Adjusted EBITDA to include payroll tax expense related to stock-based compensation, which comprises employer taxes incurred upon vesting of restricted stock units and upon exercise of nonqualified stock options. As a result of recent trends in our stock price, this amount was not considered significant for prior periods and, accordingly, prior period disclosures were not recast to conform to the current presentation.

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$544,833	$315,648	$1,130,843	$593,819

Net income	42,505	13,297	91,990	24,425
Stock-based compensation	35,726	24,042	60,584	43,074
Depreciation and amortization	10,465	3,643	18,741	6,644
Acquisition and transaction-related costs	6,231	590	6,255	966
Payroll tax expense related to stock-based compensation	3,078	—	3,078	—
Impairment of long-lived assets	—	39	—	114
Interest income and expense, net	(6,117)	(2,431)	(8,713)	(4,971)
(Benefit) provision for income taxes	(9,652)	127	1,358	1,402
Adjusted EBITDA	$82,236	$39,307	$173,293	$71,654

Net income as a % of revenue	8%	4%	8%	4%
Adjusted EBITDA margin	15%	12%	15%	12%

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

Free Cash Flow is a key performance measure that our management uses to assess our liquidity. Because Free Cash Flow facilitates internal comparisons of our historical liquidity on a more consistent basis, we use this measure for business planning purposes. “Free Cash Flow” is defined as net cash (used in) provided by operating activities, less purchases of property, equipment, and intangible assets and investment in website development and internal-use software in investing activities.

The following table reconciles net cash (used in) provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash (used in) provided by operating activities	$(19,117)	$53,594	$89,973	$79,432
Less: purchases of property, equipment, and intangible assets in investing activities	(46,065)	(3,212)	(101,392)	(13,793)
Less: investment in website development and internal-use software in investing activities	(4,250)	(2,814)	(7,961)	(6,191)
Free Cash Flow	$(69,432)	$47,568	$(19,380)	$59,448

Some of the limitations of Free Cash Flow include (i) Free Cash Flow does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments, and (ii) Free Cash Flow includes capital expenditures, the benefits of which may be realized in periods subsequent to those in which the expenditures took place. In evaluating Free Cash Flow, you should be aware that in the future we will have cash outflows similar to the adjustments in this presentation. Our presentation of Free Cash Flow should not be construed as an inference that our future results will be unaffected by these cash outflows or any unusual or non-recurring items. When evaluating our performance, you should consider Free Cash Flow in addition to, and not as a substitute for, other financial performance measures, including our net cash (used in) provided by operating activities and other U.S. GAAP results.

Basis of Presentation

Currently, we conduct business through one operating segment. Substantially all our long-lived assets are maintained in, and a significant majority of our results of operations are attributable to, the United States of America. The unaudited condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. As of June 30, 2025, the VIEs are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare” or an “Affiliated Pharmacy”), which is a licensed mail order pharmacy providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacy for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the VIE model, we present the results of operations and the financial position of the entities as part of our unaudited condensed consolidated financial statements as if the consolidated group were a single economic entity. Additionally, Apostrophe Pharmacy LLC (“Apostrophe Pharmacy”), which is a licensed mail order pharmacy providing prescription fulfillment solely to our customers, was an Affiliated Pharmacy and a VIE through April 2025 when, as a result of a change of ownership, it became a wholly-owned subsidiary of our company and was no longer considered an Affiliated Pharmacy or a VIE.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the mix of Online Revenue and Wholesale Revenue in a period, volume of fulfillment through affiliated and internal fulfillment capabilities, and our ability to sell our inventory. While we expect our gross margin to fluctuate from period to period depending on these and other factors, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate and optimize more favorable costs of revenue.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter, though marketing expenses may fluctuate from period to period, due to the timing and discretionary nature of these expenses. While marketing expenses may fluctuate as a percentage of revenue, with the additional marketing leverage driven by our newer offerings, along with the maturation of our existing Subscriber base, we expect total marketing expenses as a percentage of revenue to continue to decrease over the long term.

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical, pharmacy, fulfillment, customer service, and quality functions. These expenses also include operating expenses primarily relating to operations and support functions for our Facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies. As a result, we expect revenue growth to continue to outpace those investments made, leading to a decrease in operations and support expenses as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Technology and development expenses

Technology and development expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our engineering, product management, product development, and data science functions. These expenses also include operating expenses primarily relating to technology and development functions for the operation, maintenance, and enhancement of our digital platform, websites, and mobile applications, inclusive of related expenses for third-party software and hosting to support those functions, and related depreciation. Expenses also include investments to develop new health and wellness products and services. We expect technology and development expenses may increase in the foreseeable future as we grow our business and continue to invest in our platform and new offerings and stabilize over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

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

Other income and expense, net

Other income and expense, net primarily consists of interest income from our cash and cash equivalents and investment accounts. Additionally, other income and expense, net includes expenses associated with our debt, as well as non-operating and one-time charges classified outside of operating expenses. We expect interest income to increase in the near term as a result of the significant balances in cash and cash equivalents and short-term investments at the end of the second quarter of 2025, although it may fluctuate from period to period based on applicable interest rates. This increase in interest income will be partially offset by interest expense related to the amortization of debt discount and issuance costs on our debt.

Benefit (provision) for income taxes

Benefit (provision) for income taxes primarily consists of federal and state taxes, as well as any changes in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. Any future releases of our current valuation allowance would be immaterial to the unaudited condensed consolidated statements of operations. In addition, we are still evaluating the impact of the One Big Beautiful Bill Act on our consolidated financial statements in future periods.

Results of Operations

Comparisons for the three and six months ended June 30, 2025 and 2024

The following table sets forth our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$544,833	$315,648	$229,185	73%	$1,130,843	$593,819	$537,024	90%
Cost of revenue	128,637	59,035	69,602	118%	283,958	108,111	175,847	163%
Gross profit	416,196	256,613	159,583	62%	846,885	485,708	361,177	74%
Operating expenses:(1)
Marketing	217,862	144,922	72,940	50%	449,097	275,475	173,622	63%
Operations and support	66,490	41,453	25,037	60%	129,523	80,200	49,323	62%
Technology and development	37,848	18,654	19,194	103%	67,762	33,978	33,784	99%
General and administrative	67,273	40,554	26,719	66%	115,883	75,122	40,761	54%
Total operating expenses	389,473	245,583	143,890	59%	762,265	464,775	297,490	64%
Income from operations	26,723	11,030	15,693	142%	84,620	20,933	63,687	304%
Other income and expense, net	6,130	2,394	3,736	156%	8,728	4,894	3,834	78%
Income before income taxes	32,853	13,424	19,429	145%	93,348	25,827	67,521	261%
Benefit (provision) for income taxes	9,652	(127)	9,779	*	(1,358)	(1,402)	44	(3)%
Net income	$42,505	$13,297	$29,208	220%	$91,990	$24,425	$67,565	277%
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketing	$3,435	$2,393	$6,209	$4,297
Operations and support	4,579	2,702	7,585	4,857
Technology and development	5,247	3,195	9,292	5,400
General and administrative	22,465	15,752	37,498	28,520
Total stock-based compensation expense	$35,726	$24,042	$60,584	$43,074

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	24%	19%	25%	18%
Gross profit	76%	81%	75%	82%
Operating expenses:
Marketing	40%	46%	40%	46%
Operations and support	12%	13%	11%	14%
Technology and development	7%	6%	6%	6%
General and administrative	12%	13%	10%	13%
Total operating expenses	71%	78%	67%	79%
Income from operations	5%	3%	8%	3%
Other income and expense, net	1%	1%	1%	1%
Income before income taxes	6%	4%	9%	4%
Benefit (provision) for income taxes	2%	—%	(1)%	—%
Net income	8%	4%	8%	4%

Revenue

Revenue was $544.8 million for the three months ended June 30, 2025, compared to $315.6 million for the three months ended June 30, 2024, an increase of $229.2 million, or 73%. Revenue was $1,130.8 million for the six months ended June 30, 2025, compared to $593.8 million for the six months ended June 30, 2024, an increase of $537.0 million, or 90%. For a detailed discussion of these increases, refer to the “Revenue and Key Business Metrics” section.

Cost of revenue and gross profit

Cost of revenue was $128.6 million for the three months ended June 30, 2025, compared to $59.0 million for the three months ended June 30, 2024, an increase of $69.6 million, or 118%. This increase was due to increased product and packaging costs of 162%, increased shipping costs of 65%, and increased costs associated with medical consultation services of 49%, compared to the three months ended June 30, 2024. Cost of revenue was $284.0 million for the six months ended June 30, 2025, compared to $108.1 million for the six months ended June 30, 2024, an increase of $175.8 million, or 163%. This increase was primarily due to increased product and packaging costs of approximately 236%, increased shipping costs of 86%, and increased costs associated with medical consultation services of 57%, compared to the six months ended June 30, 2024. These increases in cost of revenue for the three and six months ended June 30, 2025 were primarily due to newer offerings, including our GLP-1 offerings which have higher product and packaging costs and shipping costs compared to our other offerings, as well as overall increased business activity with the addition of new Subscribers.

Gross profit was $416.2 million for the three months ended June 30, 2025, compared to $256.6 million for the three months ended June 30, 2024, an increase of $159.6 million, or 62%. Correspondingly, gross margin was 76% for the three months ended June 30, 2025, compared to 81% for the three months ended June 30, 2024. Gross profit was $846.9 million for the six months ended June 30, 2025, compared to $485.7 million for the six months ended June 30, 2024, an increase of $361.2 million, or 74%. Correspondingly, gross margin was 75% for the six months ended June 30, 2025, compared to 82% for the six months ended June 30, 2024. These decreases in gross margin were primarily due to the addition of newer offerings, including our GLP-1 offerings, which were strategically priced to attract new customers. These decreases were partially offset by lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, as well as synergies gained through increased fulfillment volume.

Marketing expenses

Marketing expenses were $217.9 million for the three months ended June 30, 2025, compared to $144.9 million for the three months ended June 30, 2024, an increase of $72.9 million, or 50%. The most significant component of marketing expenses is customer acquisition costs, which increased to $188.4 million in the three months ended June 30, 2025, compared to $123.8 million for the three months ended June 30, 2024, an increase of $64.6 million. Marketing expenses were $449.1 million for the six months ended June 30, 2025, compared to $275.5 million for the six months ended June 30, 2024, an increase of $173.6 million, or 63%. Customer acquisition costs increased to $390.0 million in the six months ended June 30, 2025, compared to $237.0 million for the six months ended June 30, 2024, an increase of $153.0 million. The increases in customer acquisition costs were primarily a result of management’s decision to increase investment in display, search, streaming and linear television (including our Super Bowl marketing campaign for the six month period), affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth and which investment further expanded with the addition of newer offerings introduced during 2024.

Operations and support

Operations and support expenses were $66.5 million for the three months ended June 30, 2025, compared to $41.5 million for the three months ended June 30, 2024, an increase of $25.0 million or 60%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $9.5 million, an increase in order fulfillment and transaction processing of $6.8 million, an increase in professional services of $2.7 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $2.5 million, and an increase in stock-based compensation of $1.9 million. Operations and support expenses were $129.5 million for the six months ended June 30, 2025, compared to $80.2 million for the six months ended June 30, 2024, an increase of $49.3 million or 62%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $16.7 million, an increase in order fulfillment and transaction processing of $15.7 million, an increase in professional services of $6.6 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $5.1 million, and an increase in stock-based compensation of $2.7 million.

Technology and development

Technology and development expenses were $37.8 million for the three months ended June 30, 2025, compared to $18.7 million for the three months ended June 30, 2024, an increase of $19.2 million or 103%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $6.7 million, an increase in depreciation, amortization, and technology costs of $5.4 million, an increase in professional services of $3.3 million, and an increase in stock-based compensation of $2.1 million. Technology and development expenses were $67.8 million for the six months ended June 30, 2025, compared to $34.0 million for the six months ended June 30, 2024, an increase of $33.8 million or 99%. The increase in technology and development expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $12.2 million, an increase in depreciation, amortization, and technology costs of $9.6 million, an increase in professional services of $5.6 million, and an increase in stock-based compensation of $3.9 million.

General and administrative

General and administrative expenses were $67.3 million for the three months ended June 30, 2025, compared to $40.6 million for the three months ended June 30, 2024, an increase of $26.7 million or 66%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.8 million, an increase in stock-based compensation of $6.7 million, an increase in professional services of $5.1 million, an increase in acquisition fees of $3.7 million, and an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $1.7 million. General and administrative expenses were $115.9 million for the six months ended June 30, 2025, compared to $75.1 million for the six months ended June 30, 2024, an increase of $40.8 million, or 54%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $11.6 million, an increase in professional services of $10.0 million, an increase in stock-based compensation of $9.0 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $3.2 million, an increase in acquisition fees of $2.3 million, and an increase in insurance costs of $2.2 million.

Other income and expense, net

Other income was $6.1 million for the three months ended June 30, 2025, compared to $2.4 million for the three months ended June 30, 2024, an increase of $3.7 million. The increase was driven primarily by interest income for the three months ended June 30, 2025 of $7.2 million, compared to $2.4 million for the three months ended June 30, 2024. Other income and expense, net was $8.7 million for the six months ended June 30, 2025, compared to $4.9 million for the six months ended June 30, 2024, an increase of $3.8 million. The increase was driven primarily by interest income for the six months ended June 30, 2025 of $9.9 million, compared to $5.0 million for the six months ended June 30, 2024. The increases in interest income were driven by the significant increase in the balances of cash and cash equivalents and short-term investments during the second quarter of 2025.

Benefit (provision) for income taxes

Benefit for income taxes was $9.7 million for the three months ended June 30, 2025, compared to a provision for income taxes of $0.1 million for the three months ended June 30, 2024. Provision for income taxes was $1.4 million for each of the six months ended June 30, 2025 and 2024. The benefit for the three months ended June 30, 2025 was primarily due to the impacts of windfall tax benefits and research and development tax credits, partially offset by taxes on current year income based on forecasted pretax income and associated taxes. Pretax income was higher during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, our principal sources of liquidity are cash and cash equivalents in the amount of $1.1 billion, which are primarily invested in interest-bearing cash accounts and money market funds, and short-term investments in the amount of $20.0 million, which are invested in U.S. Treasury bills and corporate bonds.

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

Additionally, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow us to increase the aggregate commitment amount by up to $125.0 million, plus additional amounts if we are able to satisfy a leverage test and certain other conditions. As of June 30, 2025, we had $1.0 million in letters of credit outstanding under the Credit Facility sub-limit. As such, $174.0 million remained available under the Revolving Credit Facility as of June 30, 2025. No loans were outstanding under the Credit Facility and we were in compliance with all conditions and covenants thereunder as of June 30, 2025. For additional details regarding the Revolving Credit Facility, see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”), which provided us with aggregate proceeds net of debt discount of $970.0 million. In connection with the issuance of the 2030 Convertible Notes, we separately entered into privately negotiated capped call transactions with certain financial institutions, which resulted in aggregate cash payments of $47.8 million (for additional details see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The cash proceeds and cash payments are included within financing activities on the unaudited condensed consolidated statements of cash flows.

In July 2025, we acquired all of the outstanding equity of Zava Global GmbH, a digital health platform registered in Germany with operations in the United Kingdom, Germany, France, and Ireland, for potential total cash consideration of up to approximately EUR 225.0 million, or $265.7 million based on the exchange rate on the closing date, subject to certain closing and post-closing adjustments as defined in the share purchase agreement, executed in May 2025, with respect to the transaction. We agreed to acquire Zava Global GmbH to expand our footprint in the United Kingdom and launch into the European markets. The upfront cash consideration was approximately EUR 125.0 million, or $147.6 million based on the exchange rate on the closing date, not including certain closing adjustments as defined in the share purchase agreement. A maximum additional EUR 100.0 million, or $118.1 million based on the exchange rate on the closing date, in cash consideration is payable upon reaching certain earn-out conditions, with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which amounts may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement (for additional details regarding the acquisition and the share purchase agreement, see Note 20 – Subsequent Events to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We believe our existing cash resources, as well as availability under our Revolving Credit Facility, are sufficient to support planned operations for the next 12 months. As a result, management believes that our current and available financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our Facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities as well as acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. For example, during the six months ended June 30, 2025, inventory on our unaudited condensed consolidated balance sheets increased $77.4 million, partially due to investment to help ensure we can continue meeting customer demand for our offerings, including our GLP-1 offerings, as well as investment related to our overall business growth. We may also use our cash and cash equivalents to repurchase up to $65.0 million of our Class A common stock through August 31, 2027 at management’s discretion pursuant to our 2024 Share Repurchase Program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$89,973	$79,432
Net cash (used in) provided by investing activities	(53,884)	8,572
Net cash provided by (used in) financing activities	866,151	(55,373)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $90.0 million for the six months ended June 30, 2025. Net cash provided by operating activities included net income of $92.0 million, non-cash expense related to stock-based compensation of $60.6 million, and depreciation and amortization of $18.7 million. In addition, a net cash outflow totaling $77.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $77.4 million and an increase in prepaid expenses and other current assets of $38.1 million. The increase in inventory was due to investment to help ensure we can continue meeting customer demand for our offerings, including our GLP-1 offerings, as well as investment related to our overall business growth. The increase in prepaid expenses and other current assets was driven primarily by prepayments for income taxes. This outflow was partially offset by an increase in deferred revenue of $23.1 million and an increase in accounts payable and accrued liabilities of $16.9 million.

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

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments and acquisitions, as well as investment in website development and internal-use software and purchases of property, equipment, and intangible assets. Our purchases of property, equipment, and intangible assets have increased in recent quarters as we scale our internal fulfillment capabilities to supply the increasing demand for our personalized offerings, including our weight loss offerings.

Net cash used in investing activities for the six months ended June 30, 2025 was $53.9 million, which was primarily due to $101.4 million in purchases of property, equipment, and intangible assets, including the cash payments made in connection with the C S Bio Co. asset acquisition, investments of $8.0 million in website development and internal-use software, and $5.1 million for the acquisition of a business, net of cash acquired. This cash outflow was partially offset by $60.6 million in maturities of investments.

Net cash provided by investing activities for the six months ended June 30, 2024 was $8.6 million, which was primarily due to net investment cash inflows of $28.6 million. This cash inflow was partially offset by $13.8 million in purchases of property, equipment, and intangible assets and investments of $6.2 million in website development and internal-use software.

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $866.2 million, which was primarily due to proceeds from issuance of convertible senior notes, net of debt discount of $970.0 million, proceeds from exercise of vested stock options of $6.5 million, and proceeds from employee stock purchase plan of $3.0 million. This cash inflow was partially offset by payments for taxes related to net share settlement of equity awards of $62.5 million, purchases of capped calls related to convertible senior notes of $47.8 million, and payments for debt issuance costs of $3.0 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of June 30, 2025 were $134.8 million, of which $20.1 million was payable within 12 months.

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

We had cash and cash equivalents and short-term investments totaling $1.1 billion and $300.3 million, as of June 30, 2025 and December 31, 2024, respectively, which were held for working capital purposes. As of June 30, 2025, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term investments are comprised of U.S. Treasury bills and corporate bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Foreign Currency Risk

There was no significant foreign currency risk for the six months ended June 30, 2025 and 2024 since we operate primarily in the United States for the periods presented. Our operations in the United Kingdom are not considered significant for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of June 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
In addition to the legal matters described in Note 14, “Commitments and Contingencies” included in Item 1 of Part I of this Quarterly Report on Form 10-Q, we are, from time to time, a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on our business, financial position, results of operations, or cash flows.

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
•We operate in a highly regulated, dynamic, environment and are subject to an increasing number of laws and regulations as a result of the various components of our existing business, including telehealth, pharmacy, and compounding, our expansion into new areas such as peptide development and lab services and operations, and our expansion into new markets. Evolving laws and regulations can impact our supply chain and operations in ways that may be difficult to predict or control. These regulatory changes may require us to modify or discontinue certain supplier relationships, sourcing strategies, or operational processes. In some cases, they may result in delays in product availability, increased costs for compliance or alternative sourcing, or the need to shift to different third-party partners that meet new legal standards. The breadth and scale of our services and operations increases the complexity and extent of our compliance and regulatory obligations. If we fail to comply with applicable laws and/or governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
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

We have recently experienced a period of rapid growth in our revenue, operations and headcount. We grew our revenue from $526.9 million for the year ended December 31, 2022, to $872.0 million for the year ended December 31, 2023, to $1,476.5 million for the year ended December 31, 2024. Our number of employees has also increased significantly over the last few years, from 651 employees as of December 31, 2022 to 1,637 employees as of December 31, 2024. We have also completed multiple acquisitions, expanded into new specialties and markets, and significantly increased the size of our customer base.

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

For example, in May 2024, we began providing access to compounded injectable semaglutide, a glucagon-like peptide-1 receptor agonist (GLP-1), on our platform as part of our weight loss specialty. GLP-1s are subject to elevated consumer demand, foreign, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply. The evolving regulatory landscape has also impacted our ability to continue offering access to such products. For example, in the United States, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage, and on May 22, 2025, the FDA’s period of enforcement discretion following resolution of the shortage concluded with respect to 503B outsourcing facilities. Resolution of the shortage has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform. The regulatory landscape applicable to GLP-1s continues to rapidly evolve. If regulatory or market conditions change, or we are unable to meet our customers’ demand for our offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected.

Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any foreign, federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws or regulations prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers a technology-driven platform to access telehealth consultations with Providers, who may prescribe customers certain prescription medications. We also rely on selling our non-prescription products through wholesale partnerships. Unless we are able to attract new customers, retain existing customers, and maintain our wholesale partnerships, our business, financial condition, and results of operations may be harmed.

In order to attract new customers and incentivize existing customers to purchase our offerings, we use social media, emails, text messages, influencers, television commercials, and other marketing strategies to reach potential and existing customers. Foreign, federal and state laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain foreign, federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If foreign, federal, state, or local laws or regulations governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any foreign, federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business. We have received, and may in the future face, claims alleging violations of foreign, federal, state or local laws related to tracking technologies. While we do not expect any such claims of violations to have a material impact on our business, financial condition, or results of operations, any claims, proceedings, or actions against us by governmental entities, consumers, suppliers, competitors, or others, or other liabilities, may require us to change our operations and/or cease using certain marketing strategies.

Changes to social networking, advertising platforms’ or mobile device or other operating systems’ terms of use; terms of service or traffic algorithms that limit promotional communications or impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. Additionally, changes in regulations or the business practices of third-parties could limit our ability, and the ability of search engines and social media platforms, to collect data from users and engage in targeted advertising, which could negatively impact the effectiveness of our digital marketing. For example, in 2025, Meta implemented changes to the use of certain types of health-related data for ad targeting purposes. The regulation of the use of cookies and other current online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such practices, could adversely affect our business if we are unable to adjust our marketing practices accordingly. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage and adversely affect our business.

Additionally, we collect consumer data, including email addresses and phone numbers, to further our marketing efforts with such consumers. If we fail to adequately or accurately collect such data or if our data collection systems are breached or information therein is misused, our business, financial condition, and results of operations could be harmed. Further, any failure, or perceived failure, by us, or any third parties processing such data, to comply with privacy policies or with any foreign, federal or state healthcare, privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy, consumer consent, or consumer protection could adversely affect our reputation, brand, and business, and may result in claims, proceedings or actions against us by governmental entities, consumers, suppliers, or others, or other liabilities, or may require us to change our operations and/or cease using certain data sets.

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

We first launched our services in 2017 and we have experienced rapid growth since that time. As a result, we have limited experience marketing our offerings and engaging customers at our current scale. In the United States, we derive a substantial majority of our revenue from customers’ subscription-based purchases of prescription products made available through our platform. We expect to continue to expand the conditions for which customers can seek treatment from Providers through our platform, and as a result, new customer acquisition is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our platform and offerings in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.

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

The healthcare industry in the United States is continually undergoing or threatened with significant structural change and is rapidly evolving. We believe demand for our offerings has been driven in part by rapidly growing costs in the traditional healthcare system, difficulties accessing the healthcare system, patient stigma associated with sensitive medical conditions, the movement toward patient-centricity and personalized healthcare, advances in technology, and general movement to telehealth. Widespread acceptance of personalized healthcare enabled by technology and pharmaceutical compounding is critical to our future growth and success. A reduction in the growth of technology-enabled personalized healthcare could reduce the demand for our services and result in a lower revenue growth rate or decreased revenue. Additionally, in the United States, the majority of our revenue is driven by products and services offered through our platform on a subscription basis, and the adoption of subscription business models is still relatively new, especially in the healthcare industry. If customers do not shift to subscription business models and subscription health management tools do not achieve widespread adoption, or if there is a reduction in demand for subscription products and services or subscription health management tools, our business, financial condition, and results of operations could be adversely affected.

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

The introduction by competitors of solutions or offerings that are or claim to be superior to our platform or offerings may create market confusion, which may make it difficult for potential customers to differentiate between the benefits of our offerings and the benefits of other competitive solutions. In addition, the entry of multiple new products may lead some of our competitors to employ pricing strategies that could adversely affect the pricing of products and services we make available. If a competitor develops a product or business that competes with or is perceived to be superior to our offerings, or if a competitor employs strategies that place downward pressure on pricing within our industry, our revenue may decline significantly or may not increase in line with our forecasts, either of which could adversely affect our business, financial condition, and results of operations.

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
•failure to generate the expected financial results related to an acquisition in a timely manner or at all; and
•potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value.

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

Expanding our business to attract customers, Providers, and suppliers in countries other than the United States is an element of our long-term business strategy. For instance, in July 2025, we completed the acquisition of Zava Global GmbH, a digital health platform with operations in the United Kingdom, Germany, France, and Ireland. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
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

Our ability to continue to expand our business and to attract talented employees, customers, Providers, partners, and suppliers in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. Entering new international markets is expensive, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team to focus on international expansion could harm our business, financial condition, and results of operations.

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

We believe that current and prospective customers are increasingly interested in accessing telehealth offerings through mobile devices. Developing and supporting our mobile websites and mobile applications across multiple operating systems and devices requires substantial time and resources. Despite devoting significant time and resources to developing mobile solutions, we may not be able to develop mobile solutions that meet the needs of our customers or consistently provide a rewarding customer experience. As a result, our ability to attract new customers could be impaired, and customers we meet through our mobile websites or mobile applications may not choose to use our offerings at the same rate as customers we meet through our websites.

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

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform, and the Facilities and Partner Pharmacies to provide efficient fulfillment and distribution of prescription medication and other products and services. We depend on our relationships with Manufacturing Suppliers to supply and/or manufacture certain of our products or product ingredients, including compounded GLP-1s, to the Pharmacies. We cannot control the timing, or ensure the availability, of any such offerings.

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

The operations of the Pharmacies also subject us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; compounding of prescription medications; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure to successfully expand our capabilities, the loss, suspension or other limitation of any license held by a Pharmacy, or any failure or perceived failure by us or the Pharmacies to comply with any applicable federal, state, or local law or regulation could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

The healthcare and technology industries are subject to changing political, economic and regulatory influences that may affect companies like ours. During the past several years, the industries in which we operate have been subject to an increase in governmental regulation as well as legislative attention and activity, and subject to potential disruption due to such regulation and legislative initiatives, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they have and will affect these industries and may impact customer use of the services we offer on our platform. The healthcare industry in general is also subject to numerous foreign, federal, state, and local laws and regulations that carry substantial criminal and civil fines and penalties.

As an example, under our current business model, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in the healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable foreign, federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, in the United States, we rely on, or have relied on, exemptions from FDA’s premarket approval and certain labeling requirements to market our compounded products, which requires or has required us to comply with the conditions in the exemptions set forth in Sections 503A and 503B of the FDCA. In May 2024, we began offering access to GLP-1s, first in the form of compounded injectable semaglutide and in August 2024 in the form of branded (or FDA-approved) injectable semaglutide, as part of our weight loss specialty, and in September 2024, we completed our acquisition of MedisourceRx, a licensed 503B compounding outsourcing facility. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage as well as litigation in recent years, including with respect to compounded GLP-1s. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Governmental inquiries or actions or litigation brought against us, a Partner Pharmacy, Pharmacy, Facility, or Manufacturing Supplier relating to our compounding activities, including with respect to GLP-1 products, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our brand, reputation and business.

Additionally, certain of our compounded GLP-1 products were previously produced by 503B outsourcing facilities, which was permitted based on a previous shortage with respect to FDA-approved injectable semaglutide. On February 21, 2025, the FDA resolved the semaglutide shortage, and on May 22, 2025, the FDA’s period of enforcement discretion following the resolution of the shortage concluded with respect to 503B outsourcing facilities. Resolution of the shortage has constrained and is expected to continue to constrain our ability to continue providing access to compounded semaglutide on our platform. In particular, we currently only use 503A compounding pharmacies for the fulfillment and distribution of compounded GLP-1 products, which limits our current use of MedisourceRx and other 503B outsourcing facilities and may constrain our ability to meet customer demand, which could adversely affect our results of operations. While FDA does not limit compounding to drug shortages, and we continue to offer access to certain compounded GLP-1s consistent with the statutory exemptions from the new drug approval requirements, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, regulatory and resource allocation matters.

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

Many of the compounded drugs available through our Platform are produced by our Pharmacies, and the promotion and advertising of these compounded drugs is subject to FDA regulation. In particular, FDA will object to any promotional activity that is false or misleading, including the failure to disclose material facts. For example, FDA will expect adequate substantiation for an efficacy claim and some information related to the product’s risks. Failure by us or any third-party collaborators we contract with to comply with these requirements may result in enforcement by the FDA, such as warning letters requiring that remedial measures be taken, or state authorities. This could result in adverse publicity and may affect our ability to promote or sell our products, which could have material adverse impacts on our business.

Further, in February 2025, we completed two acquisitions: (i) a peptide manufacturing facility (and related assets) and (ii) a laboratory business. These are both operational areas where we have not operated previously as an organization. These operations present risks and will subject us to regulatory requirements to which we have not previously been subject once we have completed integration of the acquisitions and have commenced operations. For example, with respect to the peptide manufacturing business, we will be subject to provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

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

In addition, in July 2025, we completed the acquisition of Zava Global GmbH, a digital health platform with operations in the United Kingdom, Germany, France, and Ireland. The acquisition expanded our footprint within the UK and established our entry into Germany, France and Ireland. These jurisdictions impose varying legal and regulatory requirements relating to, among other things, the provision of telehealth services, the advertising of prescription products, compounding, and data protection. Failure to appropriately manage compliance across these jurisdictions could result in consequences such as enforcement actions, reputational harm, or limitations on our ability to operate or expand in these markets, which could adversely affect our business, financial conditions or results of operations.

Although we have adopted policies and procedures designed to comply with applicable laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations or those of the Pharmacies or Affiliated Medical Groups are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, and exclusion from the ability to participate in government healthcare programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could have a material adverse effect on our business and our financial condition.

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

In the United States, the healthcare industry is subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims, and other fraud and abuse issues. For example, the federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. “Remuneration” is broadly defined under the Anti-Kickback Law to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.

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

Changes in insurance and healthcare laws in the United States, as well as the potential for further healthcare reform legislation and regulation, have created uncertainty in the healthcare industry and could materially affect our business, financial condition, and results of operations.

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

Further, we previously sourced certain compounded GLP-1 products that we provided access to on our platform from 503B outsourcing facilities, which was permitted based on a previous shortage with respect to FDA-approved injectable semaglutide. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. For example, the facility must register with FDA, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s requirements for outsourcing facilities addressing cGMP. On February 21, 2025, the FDA resolved the semaglutide shortage, and, on May 22, 2025, the FDA’s period of enforcement discretion following the resolution of the shortage concluded with respect to 503B outsourcing facilities. Although we believe our products meet the applicable requirements of the FDCA, additional changes to the regulatory requirements for compounding GLP-1 products may adversely impact our financial conditions and business operations, and we cannot predict such changes.

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

Additionally, the General Data Protection Regulation (“GDPR”) in the European Union imposes strict obligations on the ability to process health-related and other personal data, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer of personal data. These obligations include, without limitation, several transparency requirements relating to communications with data subjects regarding the processing of their personal data, ensuring an appropriate legal basis or condition applies to the processing of personal data, limitations on the retention of personal data, increased requirements pertaining to health data, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, and various rights that data subjects may exercise with respect to their personal data.

The GDPR also imposes strict rules on the transfer of personal data out of the European Economic Area (the “EEA”) and the UK to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place. In July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework (followed in October 2023 with the adoption of an adequacy decision in the UK for the UK-United States Data Bridge). However, the adequacy decision does not foreclose, and is likely to face, future legal challenges, and the ongoing legal uncertainty may increase our costs and our ability to efficiently process personal data from the EEA or the UK.

The increase of foreign privacy and security legal frameworks with which we must comply increases our compliance burdens and exposure to substantial fines and penalties for non-compliance. Under the GDPR, data protection authorities in the European Union have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects.

The GDPR has been implemented in the United Kingdom as the “UK GDPR” and sits alongside the UK Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs.

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

From time to time, we are subject to legal proceedings in the ordinary course of business and can face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We have faced and in the future may face allegations or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through the Pharmacies, and we, as well as the Pharmacies, Affiliated Medical Groups, and Providers, have faced and in the future may face allegations, litigation, and regulatory investigations under foreign, federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters including securities class action and derivative lawsuits that we have faced or we could face, may be protracted and expensive, and the results are difficult to predict. For example, in October 2023, the Federal Trade Commission (the “FTC”) issued to us a Civil Investigative Demand requesting information as part of a non-public investigation. As of the date of this Quarterly Report on Form 10-Q, the FTC has not communicated to us any potential conclusions or findings the FTC may make with respect to its investigation. While we do not expect the outcome of this investigation to have a material impact on our business or operations, there can be no assurance that our expectations will prove correct.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including climate-related disasters or other extreme weather events such as earthquakes, fires, floods, hurricanes, tornadoes or tsunamis, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. If a climate-related disaster or other extreme weather event occurred in Arizona or California (which are prone to extreme weather events including extreme heat, drought and wildfires) or Ohio (which is prone to extreme weather events including extreme temperatures, rain and snow storms, and flooding), which are the primary locations of our Facilities, we could experience fulfillment and distribution delays, among other things, that could have an adverse impact on our results of operations. In addition, acts of war or terrorism, including malicious internet-based activity and supply chain attacks, could cause disruptions to the internet or the economy as a whole. Further, even if our systems are not interrupted or our Facilities are not affected by a catastrophic event, catastrophic events have the potential to impact our employees’ and service providers’ abilities to commute to work (in California, Ohio or Arizona) or to stay connected effectively while working remotely.

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

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2024, we had net income of $126.0 million, and Adjusted EBITDA of $176.9 million, compared to a net loss of $23.5 million and Adjusted EBITDA of $49.5 million for the year ended December 31, 2023. For the six months ended June 30, 2025, we had net income of $92.0 million, and Adjusted EBITDA of $173.3 million. There can be no assurance that we will be able to maintain our profitability in future fiscal periods. We have incurred more losses than profits since our inception, and have an accumulated deficit of $150.1 million as of June 30, 2025. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to continue to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, we may not generate positive cash flows from operations, or maintain profitability in any given period.

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
•successful expansion of licensure and capabilities of the Pharmacies, our peptide facility and our lab facility;
•successful expansion into international markets;

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

We rely significantly on revenue from customers purchasing subscription-based prescription products and services in the United States and may not be successful in expanding our offerings.

To date, the vast majority of our revenue in the United States has been, and we expect it to continue to be, derived from customers who purchase subscription-based prescription products and services through our platform. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments and services. Any material decline in the use of such offerings could have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our subscription revenue, which may have an adverse effect on our business, financial condition, and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million. In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030, the total net proceeds from which were approximately $968.7 million. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any other debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. The possibility of a significant economic downturn, increased interest rates, or disruptions in the global financial markets may make it more difficult to access available capital and may reduce our ability to secure financing on favorable terms. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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
•negative publicity and/or short-seller reports that make allegations against us or our Facilities or Affiliated Medical Groups, or our Manufacturing Suppliers, even if unfounded;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Class A common stock under the authorized 2024 Share Repurchase Program during the three months ended June 30, 2025.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Patrick H. Carroll, M.D., Chief Medical Officer and Director	Termination	5/12/2025	3/17/2025 - 11/14/2025	Y	33,222
Patrick H. Carroll, M.D., Chief Medical Officer and Director	Adoption	5/19/2025	9/15/2025 - 5/18/2027	Y	107,500
Oluyemi Okupe, Chief Financial Officer	Adoption	5/21/2025	9/15/2025 - 8/30/2026	Y	1,149,047
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
4.1
Indenture, dated as of May 13, 2025, between Hims & Hers Health, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025).

4.2
Form of certificate representing the 0.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025).

10.1	Form of Confirmation of Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025).

10.2	Form of Confirmation of Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025).

10.3
Amendment No. 1, dated as of June 25, 2025, by and among Hims & Hers Health, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, to that certain Credit Agreement dated as of February 18, 2025.*

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
August 4, 2025

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)