Form 10-Q
period 2025-09-30
Hims & Hers Health, Inc.
filed 2025-11-03
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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
Yes ☐ No ☒

As of October 31, 2025, 219,270,891 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$345,778	$220,584
Short-term investments	283,966	79,667
Inventory	105,989	64,427
Prepaid expenses and other current assets	109,527	31,153
Total current assets	845,260	395,831
Restricted cash	—	856
Long-term investments	438,340	—
Goodwill	259,236	112,728
Property, equipment, and software, net	267,438	82,083
Intangible assets, net	194,931	43,410
Operating lease right-of-use assets	139,297	10,881
Deferred tax assets, net	84,925	61,603
Other long-term assets	3,877	147
Total assets	$2,233,304	$707,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$198,413	$91,180
Accrued liabilities	80,131	53,013
Deferred revenue	118,458	75,285
Earn-out liabilities	50,361	—
Operating lease liabilities	3,422	1,889
Total current liabilities	450,785	221,367
Convertible senior notes, net	971,023	—
Operating lease liabilities	143,578	9,456
Earn-out liabilities	49,623	—
Deferred tax liabilities, net	31,208	—
Other long-term liabilities	6,105	—
Total liabilities	1,652,322	230,823
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 219,121,219 and 212,459,586 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of September 30, 2025 and December 31, 2024	23	22
Additional paid-in capital	714,411	719,155
Accumulated other comprehensive income (loss)	921	(324)
Accumulated deficit	(134,373)	(242,137)
Total stockholders' equity	580,982	476,716
Total liabilities and stockholders' equity	$2,233,304	$707,539
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$598,976	$401,556	$1,729,819	$995,375
Cost of revenue	156,918	83,670	440,876	191,781
Gross profit	442,058	317,886	1,288,943	803,594
Operating expenses:
Marketing	232,150	182,284	681,247	457,759
Operations and support	76,848	47,519	206,371	127,719
Technology and development	40,577	21,092	108,339	55,070
General and administrative	80,676	44,617	196,559	119,739
Total operating expenses	430,251	295,512	1,192,516	760,287
Income from operations	11,807	22,374	96,427	43,307
Other income (expense):
Change in fair value of liabilities	(7,626)	—	(7,626)	—
Other income, net	8,042	1,219	16,770	6,113
Total other income, net	416	1,219	9,144	6,113
Income before income taxes	12,223	23,593	105,571	49,420
Benefit from income taxes	3,551	51,995	2,193	50,593
Net income	15,774	75,588	107,764	100,013
Other comprehensive income	99	397	1,245	353
Total comprehensive income	$15,873	$75,985	$109,009	$100,366
Net income per share attributable to common stockholders, Class A and Class V:
Basic	$0.07	$0.35	$0.48	$0.47
Diluted	$0.06	$0.32	$0.43	$0.43
Weighted average shares outstanding, Class A and Class V:
Basic	226,346,815	216,617,143	224,252,467	214,902,040
Diluted	248,675,710	235,069,539	255,552,952	233,149,762
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,179,653	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(25,711)	—	—	(25,711)
Exercise of vested stock options	1,274,229	—	3,928	—	—	3,928
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Stock-based compensation	—	—	25,543	—	—	25,543
Other comprehensive income	—	—	—	160	—	160
Net income	—	—	—	—	49,485	49,485
Balance as of March 31, 2025	223,583,897	22	742,055	(164)	(192,652)	549,261
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,183,553		—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(36,764)	—	—	(36,764)
Exercise of vested stock options	739,789	1	2,568	—	—	2,569
Issuance of common stock under employee stock purchase plan	251,818	—	2,970	—	—	2,970
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(35,520)	—	—	(35,520)
Stock-based compensation	—	—	36,689	—	—	36,689
Other comprehensive income	—	—	—	986	—	986
Net income	—	—	—	—	42,505	42,505
Balance as of June 30, 2025	225,759,057	23	711,998	822	(150,147)	562,696
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,031,572	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(32,480)	—	—	(32,480)
Exercise of vested stock options	900,471	—	3,299	—	—	3,299
Repurchases and retirement of common stock	(192,258)	—	(9,479)	—	—	(9,479)
Stock-based compensation	—	—	41,073	—	—	41,073
Other comprehensive income	—	—	—	99	—	99
Net income	—	—	—	—	15,774	15,774
Balance as of September 30, 2025	227,498,842	$23	$714,411	$921	$(134,373)	$580,982

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	213,481,743	$21	$712,307	$(124)	$(368,175)	$344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	925,243	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(7,314)	—	—	(7,314)
Exercise of vested stock options	2,027,347	—	5,070	—	—	5,070
Repurchases and retirement of common stock	(2,023,080)	—	(28,064)	—	—	(28,064)
Stock-based compensation	—	—	19,671	—	—	19,671
Other comprehensive loss	—	—	—	(38)	—	(38)
Net income	—	—	—	—	11,128	11,128
Balance as of March 31, 2024	214,411,253	21	701,670	(162)	(357,047)	344,482
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,230,801	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(14,967)	—	—	(14,967)
Exercise of vested stock options	2,214,099	1	11,401	—	—	11,402
Exercise of Class A common stock warrants	62,296	—	—	—	—	—
Repurchases and retirement of common stock	(1,609,043)	—	(19,932)	—	—	(19,932)
Issuance of common stock under employee stock purchase plan	366,524	—	1,622	—	—	1,622
Issuance of common stock for acquisition-related earn-out consideration	119,344	—	1,396	—	—	1,396
Stock-based compensation	—	—	24,672	—	—	24,672
Other comprehensive loss	—	—	—	(6)	—	(6)
Net income	—	—	—	—	13,297	13,297
Balance as of June 30, 2024	216,795,274	22	705,862	(168)	(343,750)	361,966
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,132,889	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(10,815)	—	—	(10,815)
Exercise of vested stock options	808,856	—	2,033	—	—	2,033
Repurchases and retirement of common stock	(1,897,183)	—	(30,038)	—	—	(30,038)
Issuance of common stock for acquisition of business	976,341	—	15,500	—	—	15,500
Stock-based compensation	—	—	25,420	—	—	25,420
Other comprehensive income	—	—	—	397	—	397
Net income	—	—	—	—	75,588	75,588
Balance as of September 30, 2024	217,816,177	$22	$707,962	$229	$(268,162)	$440,051
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$107,764	$100,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,410	11,027
Stock-based compensation	100,756	67,973
Change in fair value of liabilities	7,626	—
Net accretion on securities	(1,313)	(3,440)
Benefit from deferred taxes	(9,484)	(54,340)
Impairment of long-lived assets	531	114
Amortization of debt discount and issuance costs	2,790	—
Non-cash operating lease cost	7,905	1,875
Non-cash acquisition-related costs	4,961	—
Non-cash other	(2,129)	435
Changes in operating assets and liabilities:
Inventory	(40,103)	(26,295)
Prepaid expenses and other current assets	(54,382)	(1,535)
Other long-term assets	(5)	(47)
Accounts payable	76,098	35,052
Accrued liabilities	(41,146)	14,002
Deferred revenue	43,079	24,451
Operating lease liabilities	(664)	(1,761)
Earn-out payable	—	(2,825)
Net cash provided by operating activities	238,694	164,699
Investing activities
Purchases of investments	(713,556)	(150,595)
Maturities of investments	72,757	189,292
Proceeds from sales of investments	—	725
Investment in website development and internal-use software	(12,053)	(8,730)
Purchases of property, equipment, and intangible assets	(166,657)	(17,135)
Acquisition of businesses, net of cash acquired	(121,773)	(15,399)
Net cash used in investing activities	(941,282)	(1,842)
Financing activities
Proceeds from issuance of convertible senior notes, net of debt discount	970,000	—
Purchases of capped calls related to convertible senior notes	(47,800)	—
Proceeds from exercise of vested stock options	9,796	18,505
Payments for taxes related to net share settlement of equity awards	(94,955)	(33,096)
Proceeds from employee stock purchase plan	2,970	1,622
Payments for debt issuance costs	(3,390)	—
Repurchases of common stock	(9,479)	(78,034)
Payments for acquisition-related earn-out consideration	—	(3,190)
Net cash provided by (used in) financing activities	827,142	(94,193)
Foreign currency effect on cash and cash equivalents	(216)	191
Increase in cash, cash equivalents, and restricted cash	124,338	68,855
Cash, cash equivalents, and restricted cash at beginning of period	221,440	97,519
Cash, cash equivalents, and restricted cash at end of period	$345,778	$166,374
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$345,778	$165,518
Restricted cash	—	856
Total cash, cash equivalents, and restricted cash	$345,778	$166,374
Supplemental disclosures of cash flow information
Cash paid for taxes	$23,430	$3,872
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$36,841	$704
Right-of-use asset obtained in exchange for lease liability	132,837	2,174
Issuance of common stock in connection with asset acquisition	12,760	—
Common stock to be issued for asset acquisition indemnification holdback	6,380	—
Common stock issued, contingent consideration, additional consideration payable, and liabilities assumed in connection with acquisition of businesses	193,890	16,000
Issuance of common stock for acquisition-related earn-out consideration	—	1,396

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Company has operations in the United States, the United Kingdom, and the European Union. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. The Company’s digital platform enables access to treatments for a broad range of conditions, including primarily those related to sexual health, mental health, men’s dermatology, women’s dermatology, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

The condensed consolidated financial statements as of September 30, 2025 are unaudited. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2024 (the “audited consolidated financial statements”).

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

Except for the addition of convertible notes and capped calls to the Company’s significant accounting policies, as well as new revenue recognition policies related to Platform Partner arrangements as defined below, there have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2024 that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation and recognition of stock-based compensation expense, initial and subsequent valuation of contingent consideration in business combinations or asset acquisitions, purchase price allocation for business combinations, valuation of assets acquired in an asset acquisition, estimates used in determining the useful lives of intangible assets, valuation of deferred tax assets, valuation of inventory, valuation of refund reserve, and estimates used in the capitalization of website development and internal-use software costs. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s unaudited condensed consolidated financial statements will be affected.

Foreign Currency Translation

The Company’s unaudited condensed consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are presented as foreign currency translation adjustments, a component of other comprehensive income on the unaudited condensed consolidated statements of operations and comprehensive income.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill balances denominated in non-U.S. dollar currencies are translated into U.S. dollars each reporting period using period-end exchange rates. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $147.0 million was acquired in relation to business combinations during the nine months ended September 30, 2025. No goodwill impairment was recorded for the three and nine months ended September 30, 2025 and 2024.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of asset groups to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. Impairment charges on long-lived assets were not material for the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024. No impairment of long-lived assets was recorded for the three months ended September 30, 2024.

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

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In certain contracts that contain prescription products prescribed as the result of a consultation, revenue also includes medical consultation services and post-consultation service, if applicable. Additionally, the Company offers a range of health and wellness products through wholesale partners.

Revenue consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Online Revenue	$589,095	$392,573	$1,702,336	$967,177
Wholesale Revenue	9,881	8,983	27,483	28,198
Total revenue	$598,976	$401,556	$1,729,819	$995,375

For Online Revenue, the Company defines its customer as an individual who purchases products or services through its websites or mobile applications and, additionally, for Platform Partner arrangements (defined below) as a third-party platform partner. For Wholesale Revenue, the Company defines its customer as a wholesale partner, with the exception of consignment arrangements, where its customer is defined as an individual who purchases products through certain third-party platforms. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts primarily include the following performance obligations: access to (i) products, as well as medication adjustments, as applicable, and (ii) services, consisting of medical consultation services, post-consultation service support, and platform services, as applicable. The Company’s contracts that do not contain prescription products primarily have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is upon delivery of the products to a third-party carrier or wholesale customer warehouse. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three and nine months ended September 30, 2025 and 2024, service revenue, comprising consultation services and post-consultation service support, represented less than 10% of consolidated revenues.

To fulfill its promise to customers for certain contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 11 – Variable Interest Entities. The Company accounts for the Affiliated Medical Groups service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, with the exception of Platform Partner arrangements (defined below), to fulfill its promise to customers for contracts that include sale of prescription products, the Company utilizes (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”); (ii) XeCare, LLC (“XeCare” or the “Affiliated Pharmacy”), which is a licensed mail order pharmacy providing prescription fulfillment solely to the Company’s customers; and (iii) wholly-owned pharmacies. The pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue from Partner Pharmacies and the Affiliated Pharmacy as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Further, to provide access to certain products, a substantial majority of which are prescription products, the Company has contracts with third-party platform partners (“Platform Partners”). Under the Platform Partner arrangements, the Company accounts for the provision of access to prescription products as an agent in the arrangement. This conclusion is reached because (i) the Company is contractually restricted in determining which pharmacy fills a customer’s prescription; (ii) the Platform Partner has discretion over how the prescription products are fulfilled, including the packaging used, and the related shipments do not utilize the Company’s branded packaging, as applicable; (iii) the Platform Partner is responsible to the customer for the satisfactory fulfillment and acceptability of the order, with the Platform Partner’s role in the arrangement explicitly disclosed to the customer; (iv) the Platform Partner is responsible for refunds related to fulfillment obligations of the prescription medication after transfer of control to the customer; and (v) the Platform Partner has discretion in how the listed prices are displayed on the Company’s websites and mobile applications for its offerings, as applicable.

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

For online sales, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, quarterly, or semi-annually. For service revenue, payment is collected either at the time the service is performed or, for Platform Partner arrangements, in accordance with contractual terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the unaudited condensed consolidated balance sheets since the associated revenue will be recognized within the following year. For wholesale arrangements, payments are collected in accordance with contract terms. As of September 30, 2025 and December 31, 2024, total deferred revenue was $118.5 million and $75.3 million, respectively. The increase of $43.2 million was primarily due to the impact of newer offerings, which resulted in an increase in the uptake by customers of prepaid offerings.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU expand income tax disclosure requirements, primarily through enhanced disclosures related to income taxes paid and the rate reconciliation. ASU 2023-09 is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. The Company will begin including the expanded income tax disclosures within its Form 10-K for the year ended December 31, 2025, but does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 to increase the operability of the recognition guidance considering different methods of software development. ASU 2025-06 is effective for all public entities for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. Entities may adopt the amendments using a prospective, modified, or retrospective transition approach. The Company is evaluating the method of adoption and the impact of this ASU on its consolidated financial statements and related disclosures.

3. Acquisitions

Zava Global GmbH

In July 2025, the Company acquired all of the outstanding equity of Zava Global GmbH (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, to further expand its operations in the United Kingdom and to launch in the European Union. The purchase price for accounting purposes was EUR 219.2 million, or $258.0 million, based on the exchange rate on the closing date, including cash paid upfront of EUR 142.2 million and contingent consideration with an acquisition date fair value of EUR 77.0 million, or $167.3 million and $90.7 million, respectively, based on the exchange rate on the closing date. The contingent consideration primarily relates to a potential earn-out payable in cash of up to EUR 100.0 million, or $117.7 million based on the exchange rate on the closing date, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which is recognized as contingent consideration, and which may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the third quarter of 2026. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Platform partnerships	$100,168
Developed technology	23,777
Customer relationships	12,477
Trade name	7,416
Goodwill	141,959
Other net liabilities	(27,811)
Net assets acquired	$257,986

The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The fair values of platform partnerships and customer relationships were determined using the multi-period excess earnings method which involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. The fair values of developed technology and trade name were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, customer churn rate, technology life, royalty rate, and discount rate.

The excess of the consideration paid over the fair value of net assets acquired is recorded as goodwill. The acquired goodwill of $142.0 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to market presence and the extension of existing customer and partner relationships as well as utilization of developed technology. The goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.

The Company incurred acquisition costs of $7.9 million directly related to the acquisition, which were recorded within general and administrative expenses on the consolidated statement of operations and comprehensive income.

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

Sigmund NJ, LLC, marketed as Trybe Labs

In February 2025, the Company acquired via a purchase agreement all of the membership interests of Sigmund NJ, LLC, marketed as Trybe Labs (“Trybe Labs”), a laboratory testing services business located in the United States, for total cash consideration of $5.1 million. There were no material acquired assets and assumed liabilities and the excess of the consideration paid over the fair value of the net assets assumed of $5.0 million was recorded as goodwill. The acquired goodwill represents future economic benefits expected to arise from having the capacity to add laboratory testing capabilities to the Hims & Hers platform in the future.

MedisourceRx

In September 2024, the Company acquired via a purchase agreement all of the membership interests of Seaview Enterprise LLC (d/b/a MedisourceRx) (“MedisourceRx”), a 503B outsourcing facility registered with the Food and Drug Administration and located in the United States. The purchase price for accounting purposes was $31.0 million, consisting of cash and Class A common stock not subject to any vesting terms.

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

4. Investments

Investments as of September 30, 2025, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate bonds	$150,954	$22	$(16)	$150,960
Government and government agency	107,454	168	(3)	107,619
U.S. Treasury bills	25,383	4	—	25,387
Total short-term investments	$283,791	$194	$(19)	$283,966

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government and government agency	$343,418	$502	$(97)	$343,823
Corporate bonds	94,447	103	(33)	94,517
Total long-term investments	$437,865	$605	$(130)	$438,340

Investments as of December 31, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$60,040	$120	$—	$60,160
Corporate bonds	18,058	3	(1)	18,060
Government and government agency	1,446	1	—	1,447
Total short-term investments	$79,544	$124	$(1)	$79,667

5. Inventory

Inventory consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$58,904	$35,077
Raw materials	47,085	29,350
Total inventory	$105,989	$64,427

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$33,585	$16,172
Receivables, net(1)	41,331	6,080
Other current assets	34,611	8,901
Total prepaid expenses and other current assets	$109,527	$31,153
______________
(1)Receivables, net consists of Platform Partner trade receivables, wholesale trade receivables, income tax refund receivables, and other receivables, net.

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Facility equipment and other tangible property	$80,049	$27,785
Purchased and internal-use software and website development	45,995	34,100
Leasehold improvements	13,440	10,933
Assets not placed in service	172,576	33,764
Total property, equipment, and software	312,060	106,582
Less: accumulated depreciation and amortization	(44,622)	(24,499)
Total property, equipment, and software, net	$267,438	$82,083

The increase in assets not placed in service during the nine months ended September 30, 2025 is primarily related to investments in the Company’s manufacturing and internal fulfillment capabilities.

Depreciation and amortization expense for property, equipment, and software was $8.5 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $22.3 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Impairment charges for property, equipment, and software were not material for the three and nine months ended September 30, 2025 and the nine months ended September 30, 2024. There were no impairment charges for property, equipment, and software for the three months ended September 30, 2024.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying value of goodwill for the period presented are as follows (in thousands):

Carrying Value
Balance as of December 31, 2024	$112,728
Addition from acquisitions	146,984
Foreign currency translation adjustments	(476)
Balance as of September 30, 2025	$259,236

Intangible assets, net

Intangible assets, net as of September 30, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Platform partnerships	$99,832	$(2,080)	$97,752	11.8
Trade name	31,561	(13,062)	18,499	2.5
503B pharmacy license	28,596	(3,098)	25,498	8.9
Other	59,965	(6,783)	53,182	3.5
Intangible assets, net	$219,954	$(25,023)	$194,931	8.2

Intangible assets, net as of December 31, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(953)	$27,643	9.7
Trade name	24,170	(9,256)	14,914	6.5
Other	4,786	(3,933)	853	6.0
Intangible assets, net	$57,552	$(14,142)	$43,410	8.5

Amortization expense for intangible assets was $9.2 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $14.1 million and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively.

There were no impairment charges on intangible assets for the three and nine months ended September 30, 2025 and 2024.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to September 30, 2025 is as follows (in thousands):

The remainder of 2025	$9,273
2026	36,447
2027	33,124
2028	21,681
2029	16,047
2030 and thereafter	78,359
$194,931

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Marketing	$18,752	$21,839
Payroll	14,922	12,067
Professional services	10,341	8,463
Tax	8,300	2,152
Product and shipping	6,631	1,306
Other accruals	21,185	7,186
Total accrued liabilities	$80,131	$53,013

10. Operating Leases

The Company has various operating leases for fulfillment and corporate facilities with lease periods expiring between fiscal years 2026 and 2041, including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments, if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise.

In the third quarter of 2025, the Company executed a new operating lease in New Albany, Ohio, resulting in an additional operating lease right-of-use (“ROU”) asset of $69.4 million along with a corresponding increase to operating lease liabilities. In the second quarter of 2025, the Company accounted for a lease extension for its existing operating lease in New Albany, Ohio as a lease modification. This resulted in the remeasurement of the lease liability and an adjustment of $10.4 million to the carrying amount of the corresponding ROU asset for the existing facility. In the first quarter of 2025, the Company executed new operating leases in Mesa, Arizona and Menlo Park, California, resulting in additional operating lease ROU assets of $20.9 million and $31.5 million, respectively, along with corresponding increases to operating lease liabilities.

For the three months ended September 30, 2025 and 2024, the Company recorded operating lease costs of $4.9 million and $0.8 million, respectively, including variable operating lease costs of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded operating lease costs of $8.5 million and $2.2 million, respectively, including variable operating lease costs of $0.6 million and $0.4 million, respectively.

For the nine months ended September 30, 2025 and 2024, operating cash flows used for operating leases were $7.9 million and $1.8 million, respectively. As of September 30, 2025, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 12.1 years and 6.1%, respectively.

Future minimum lease payments subsequent to September 30, 2025 under the Company's non-cancelable operating leases with an initial lease term in excess of one year are as follows (in thousands):

The remainder of 2025	$1,248
2026	12,342
2027	16,340
2028	16,564
2029	17,120
2030 and thereafter	154,607
Gross lease payments	218,221
Less: imputed interest	(71,221)
Present value of net future minimum lease payments	$147,000

The lease payments above do not include $1.5 million of non-cancelable commitments related to a lease that was signed but had not yet commenced as of September 30, 2025.

11. Variable Interest Entities

As of September 30, 2025, the variable interest entities (“VIEs”) are: (i) the Affiliated Medical Groups; and (ii) the Affiliated Pharmacy. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s unaudited condensed consolidated financial statements. Apostrophe Pharmacy LLC was an Affiliated Pharmacy and a VIE through April 2025 when, as a result of a change of ownership, it became a wholly-owned subsidiary of the Company and was no longer considered an Affiliated Pharmacy or a VIE. Previously, the Company was the primary beneficiary of the entity and consolidated its operations under the VIE model. The change of ownership did not have a material impact on the Company’s unaudited condensed consolidated financial statements because it was previously fully consolidated under the VIE model and had no noncontrolling interest.

As of September 30, 2025 and December 31, 2024, the Company’s unaudited condensed consolidated balance sheets included current and total assets of $92.5 million and $56.1 million, respectively, for the VIEs. As of September 30, 2025 and December 31, 2024, current and total liabilities were $9.4 million and $16.6 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended September 30, 2025 and 2024, the VIEs charged $95.4 million and $57.8 million, respectively, for services rendered. For the nine months ended September 30, 2025 and 2024, the VIEs charged $319.4 million and $129.9 million, respectively, for services rendered. For the three months ended September 30, 2025 and 2024, operations of the VIEs generated net losses of $7.0 million and $11.5 million, respectively, inclusive of administrative expenses. For the nine months ended September 30, 2025 and 2024, operations of the VIEs generated net losses of $20.5 million and $16.9 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of September 30, 2025, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$137,988	$—	$—	$137,988
Short-term investments:
Corporate bonds	—	150,960	—	150,960
Government and government agency	—	107,619	—	107,619
U.S. Treasury bills	25,387	—	—	25,387
Restricted cash:
Money market funds	—	—	—	—
Long-term investments:
Government and government agency	—	343,823	—	343,823
Corporate bonds	—	94,517	—	94,517
Total assets	$163,375	$696,919	$—	$860,294
Liabilities
Earn-out liabilities, current	$—	$—	$45,399	$45,399
Earn-out liabilities, long-term	—	—	49,623	49,623
Other contingent consideration	—	—	2,949	2,949
Total liabilities	$—	$—	$97,971	$97,971

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2025 and December 31, 2024, due to their short-term nature. The 2030 Convertible Notes are recorded at their net carrying amount on the unaudited condensed consolidated balance sheets rather than their fair value, which is a Level 2 measurement, as the Company has not elected the fair value option (refer to Note 13 – Debt for the 2030 Convertible Notes definition and additional detail, including the fair value as of September 30, 2025). All other financial instruments, with the exception of the earn-out liabilities discussed below, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the nine months ended September 30, 2025 and 2024, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

The Company has earn-out liabilities related to both the C S Bio Co. asset acquisition and the Zava business combination. The fair value of the earn-out liabilities related to the C S Bio Co. asset acquisition, all of which were current, approximated their carrying value as of September 30, 2025 due to all of the earn-out consideration being paid in cash and the timing of their payout being subject to estimation and, therefore, is excluded from the table above. The current and long-term earn-out liabilities related to the Zava business combination are classified as Level 3 fair value measurements containing significant unobservable inputs including estimates of achieving certain revenue and adjusted EBITDA targets and, therefore, are included in the table above. At inception, the fair value of the earn-out liabilities associated with the Zava business combination was determined based on revenue and adjusted EBITDA projections and the probability of achieving the respective revenue and adjusted EBITDA targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

Risk-free rate	1.9%
Revenue volatility	21.0%
Revenue risk-adjusted discount rate	9.0%
Counterparty discount rate	6.0%

The fair value of the earn-out liabilities related to the Zava business combination is remeasured at each reporting period. The change in fair value is recognized within total other income, net on the unaudited condensed consolidated statements of operations and comprehensive income. The change in the fair value of the earn-out liabilities related to the Zava business combination is as follows (in thousands):

Balance at December 31, 2024	$—
Zava business combination	87,691
Change in fair value	7,626
Foreign currency translation adjustments	(295)
Balance at September 30, 2025	$95,022

The Zava business combination also includes contingent consideration for tax loss reimbursements, which is recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets.

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

Each $1,000 principal amount of the 2030 Convertible Notes is initially convertible into 14.1493 shares of the Company’s Class A common stock, which represents an initial conversion price of approximately $70.67 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of September 30, 2025, there have been no adjustments to the conversion rate of the 2030 Convertible Notes.

The 2030 Convertible Notes are convertible at the option of the holders prior to November 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes, at the option of the holder. As of September 30, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

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

There are no requirements for any financial covenant compliance or reporting in connection with the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of September 30, 2025 was as follows (in thousands):

Principal	$1,000,000
Unamortized debt discount and issuance costs	(28,977)
Net carrying amount	$971,023

For the three and nine months ended September 30, 2025, amortization of debt discount and issuance costs were $1.6 million and $2.4 million, respectively. The debt discount and issuance costs are being amortized into interest expense within total other income, net on the unaudited condensed consolidated statements of operations and comprehensive income over the term of the 2030 Convertible Notes at an effective interest rate of 0.64%. There were no contractual interest expense payments for any of the periods presented.

As of September 30, 2025, the 2030 Convertible Notes had a principal amount and estimated fair value of $1.0 billion and $1.12 billion, respectively. The fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

Capped Calls

In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively the "Capped Calls") with certain financial institutions. The Capped Calls have an initial strike price of approximately $70.67, subject to certain adjustments specified in their terms, which corresponds to the initial conversion price of the 2030 Convertible Notes. The Capped Calls have an initial cap price of $89.95 per share, subject to certain adjustments. The Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon conversion and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offsets subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Convertible Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Convertible Notes. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including certain mergers, tender offers, and public announcement of similar events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, and hedging disruptions.

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

As of September 30, 2025, the Company had $7.0 million in letters of credit outstanding under the Credit Facility sub-limit and $168.0 million remained available under the Credit Facility. The letters of credit are issued as security deposits for certain of the Company’s own and third-party facilities. These security deposits are required to be maintained and issued to the respective landlord or service provider. No loans were outstanding under the Credit Facility and the Company was in compliance with all conditions and covenants thereunder as of September 30, 2025.

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations. As of September 30, 2025, non-cancelable purchase obligations with remaining terms in excess of one year were $27.3 million, with $1.5 million payable in 2025, $13.5 million payable in 2026, $11.4 million payable in 2027, $0.8 million payable in 2028, and $0.1 million payable in 2029.

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

Putative shareholder derivative lawsuits (the “Derivative Actions”) were filed in the United States District Court for the Northern District of California against certain of the Company’s directors and executives. The Derivative Actions are captioned Jones v. Dudum, et al., No. 25-cv-5866 (N.D. Cal.) (filed July 14, 2025), Herman v. Dudum, et al., No. 25-cv-6326 (N.D. Cal.) (filed July 29, 2025), and Popper v. Dudum, et al., No. 25-cv-7337 (N.D. Cal.) (filed August 29, 2025). The Company is a nominal defendant. The Derivative Actions relate to the matters alleged in the Securities Actions, and allege breaches of fiduciary duty by the individual defendants, among other claims. The Derivative Actions seek an unspecified amount of damages from the individual defendants as well as attorneys’ fees and other relief. The Company does not currently consider a loss on these lawsuits to be probable.

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

In July 2024, the Board of Directors authorized and approved a new share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100.0 million of the Company’s Class A common stock. The 2024 Share Repurchase Program expires on August 31, 2027. The Company intends to use the 2024 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2024 Share Repurchase Program may be suspended or discontinued at any time. During each of the three and nine months ended September 30, 2025, the Company repurchased and retired 192,258 shares of Class A common stock under the 2024 Share Repurchase Program for $9.5 million. During each of the three and nine months ended September 30, 2024. the Company repurchased and retired 1,897,183 shares of Class A common stock under the 2024 Share Repurchase Program for $30.0 million. As of September 30, 2025, $55.5 million remains available under the 2024 Share Repurchase Program.

RSU Releases

During the three and nine months ended September 30, 2025, the Company released 1,632,355 and 5,416,067 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”). In connection with the releases, 600,783 and 2,021,289 shares of Class A common stock were withheld for the payment of employee taxes. During the three and nine months ended September 30, 2024, the Company released 1,784,494 and 5,068,997 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 651,605 and 1,780,064 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2024, there were 54,360,277 and 15,162,111 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the nine months ended September 30, 2025, 905 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2025, 11,041,860 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of September 30, 2025, there were 65,403,042 shares of Class A common stock reserved and 23,007,602 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2024, there were 6,047,919 and 4,441,943 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2025. Therefore, as of September 30, 2025, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the nine months ended September 30, 2025 and 2024, the Company issued 251,818 and 366,524 shares of Class A common stock, respectively, under the ESPP. No shares were issued under the ESPP during the three months ended September 30, 2025 and 2024. As of September 30, 2025, there were 4,190,125 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of September 30, 2025, $2.8 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending November 2025.

As of September 30, 2025, there was $4.8 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.06 years.

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

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognized expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of September 30, 2025, 3,212,133 of these stock options have been exercised at a weighted average exercise price of $2.43. As of September 30, 2025, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of September 30, 2025, 1,564,230 shares have vested and no shares have been exercised. As of September 30, 2025, there was $0.1 million of remaining compensation expense to be recognized over a period of 0.40 years.

In March 2025, the Board of Directors granted 557,244 stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of September 30, 2025, there was $8.9 million of remaining compensation expense to be recognized over a period of 2.42 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,737	$5.15	6.33	$185,326
Exercised	(2,764)	3.45
Forfeited and expired	(11)	8.92
Outstanding at September 30, 2025	6,962	5.81	5.81	354,405
Exercisable as of September 30, 2025	6,102	5.68	5.68	311,540

The intrinsic value of vested options exercised was $113.0 million.

As of September 30, 2025, there was $2.2 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 0.80 years.

The options outstanding and exercisable as of September 30, 2025 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	156	2.31	156	2.31
1.55 – 1.75	235	3.79	235	3.79
2.43 – 3.11	995	4.67	995	4.67
5.01 – 6.82	3,756	6.42	3,120	6.41
8.13 – 11.53	1,670	5.74	1,446	5.48
12.21 – 15.17	150	5.52	150	5.52
	6,962		6,102

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,757	$11.45
Granted	5,860	45.01
Vested	(5,416)	12.00
Forfeited and expired	(1,755)	13.92
Unvested at September 30, 2025	14,446	$24.57

Included in the above activity are 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs issued to the CEO in January 2021 that vest in accordance with the same market conditions as the CEO stock options issued in June 2020, of which all 476,308 earn-out RSUs and 9,478 Parent Warrant RSUs have vested as of September 30, 2025.

As of September 30, 2025, there was $304.4 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.17 years.

Performance RSUs

In March 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of September 30, 2025, 11,408 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target.

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. As of September 30, 2025, 267,697 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

In November 2024, the Board of Directors granted awards of 16,778 target shares of PRSUs to certain senior leadership, with the same vesting terms as the PRSUs granted on February 28, 2024, none of which have been forfeited as of September 30, 2025. The total grant date fair value of the awards was $0.4 million, which was based on the probable achievement of 100% of the target.

As of September 30, 2025, there was unrecognized stock-based compensation expense related to unvested PRSUs of $13.2 million, which is expected to be recognized over a weighted average period of 1.17 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of September 30, 2025, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $13.1 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 additional shares of Class A common stock. As of September 30, 2025, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals was contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. The expense was recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of September 30, 2025, all stock-based compensation expense for these restricted shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketing	$3,116	$2,458	$9,325	$6,755
Operations and support	5,452	2,605	13,037	7,462
Technology and development	4,842	3,310	14,134	8,710
General and administrative	26,762	16,526	64,260	45,046
Total stock-based compensation expense	$40,172	$24,899	$100,756	$67,973

The Company capitalized $1.0 million and $0.5 million of stock-based compensation as internal-use software for the three months ended September 30, 2025 and 2024, respectively, and $2.6 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively.

16. Related-Party Transactions

For the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, the Company recorded $2.7 million, $1.1 million, and $2.6 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive income for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a former related-party company that provides identity verification services. As a result of an executive leadership change at the Company in the second quarter of 2025, Vouched was no longer considered a related party as of July 1, 2025.

17. Basic and Diluted Net Income per Share

The Company uses the two-class method to calculate net income per share. No dividends were declared or paid for the three and nine months ended September 30, 2025 and 2024. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income per share by application of the treasury stock method and if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net income per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net income attributable to common stockholders, basic	$15,190	$584	$72,665	$2,923	$103,738	$4,026	$96,114	$3,899
Amortization of debt discount and issuance costs for 2030 Convertible Notes	—	—	—	—	2,365	—	—	—
Reallocation of undistributed earnings	53	(53)	229	(229)	416	(416)	305	(305)
Net income attributable to common stockholders, diluted	15,243	531	72,894	2,694	106,519	3,610	96,419	3,594

Denominator:
Weighted average shares outstanding, basic	217,969,192	8,377,623	208,239,520	8,377,623	215,874,844	8,377,623	206,524,417	8,377,623
Effect of dilutive potential common shares	22,328,895	—	18,452,396	—	31,300,485	—	18,247,722	—
Weighted average shares outstanding, diluted	240,298,087	8,377,623	226,691,916	8,377,623	247,175,329	8,377,623	224,772,139	8,377,623

Basic net income per share	$0.07	$0.07	$0.35	$0.35	$0.48	$0.48	$0.47	$0.47
Diluted net income per share	$0.06	$0.06	$0.32	$0.32	$0.43	$0.43	$0.43	$0.43

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible notes	14,149,300	—	—	—
RSUs	1,843,041	237,328	3,386,583	5,727,897
Common stock issuable under the ESPP	77,039	—	—	—
Stock options	—	62,276	—	876,877

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

The table below highlights the segment’s revenue, expenses, and net income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$598,976	$401,556	$1,729,819	$995,375
Less:
Cost of revenue	156,918	83,670	440,876	191,781
Customer acquisition costs	202,574	160,654	592,542	397,677
Employee compensation included within:
Marketing	9,828	9,046	31,839	26,711
Operations and support	30,771	18,617	81,136	52,253
Technology and development	13,992	10,517	43,322	27,684
General and administrative	18,961	11,847	53,238	34,517
Stock-based compensation included within:
Marketing	3,116	2,458	9,325	6,755
Operations and support	5,452	2,605	13,037	7,462
Technology and development	4,842	3,310	14,134	8,710
General and administrative	26,762	16,526	64,260	45,046
Depreciation and amortization expense included within operating expenses	16,802	3,842	34,138	9,862
Interest income and expense, net	(8,008)	(2,637)	(16,721)	(7,608)
Income tax benefit	(3,551)	(51,995)	(2,193)	(50,593)
Other segment items*	104,743	57,508	263,122	145,105
Segment net income	15,774	75,588	107,764	100,013
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$15,774	$75,588	$107,764	$100,013

______________
(*)    Other segment items included in segment net income primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s unaudited condensed consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $69.4 million and $5.9 million during the three months ended September 30, 2025 and 2024, respectively, and $178.7 million and $25.9 million during the nine months ended September 30, 2025 and 2024, respectively.

19. Income Tax

The effective income tax rate was (29.1)% and (220.4)%, respectively, for the three months ended September 30, 2025 and 2024 and (2.1)% and (102.4)%, respectively, for the nine months ended September 30, 2025 and 2024. The effective tax rate differs from the U.S. federal rate in 2025 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, and state taxes. The effective tax rate differs from the U.S. federal rate in 2024 primarily due to the release of the domestic valuation allowance in the period, the windfall tax benefit on stock compensation activity, and the executive compensation addback under Internal Revenue Code Section 162(m).

Prior to September 30, 2024, the Company concluded that a valuation allowance was required against its deferred tax assets. The Company considers all available positive and negative evidence in its assessment of the recoverability of its deferred tax assets each reporting period. As of September 30, 2024, the Company determined that a valuation allowance against its domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences) beginning in the fourth quarter of 2023 through the first nine months of 2024, which was objective and verifiable evidence, as well as anticipated future earnings.

When a change in valuation allowance is recognized during an interim period, the change in valuation allowance resulting from that year’s ordinary income is included in the annual effective tax rate and the release of valuation allowance supported by projections of future taxable income is recorded as a discrete tax benefit in the interim period. The Company recognized an income tax benefit of $60.8 million during the three months ended September 30, 2024 related to a release of its domestic valuation allowance. The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that the Company achieves and changes in tax laws or regulations.

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

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), introducing significant amendments to the U.S. Internal Revenue Code. The amendments include the permanent extension of certain individual, business, and international tax measures initially established under the 2017 Tax Cuts and Jobs Act, which were set to expire at the end of 2025. The Company evaluated the impact of the OBBBA on its consolidated financial statements and related disclosures in the current period. The OBBBA permanently eliminates the requirement to capitalize and amortize U.S.-based research and experimental expenditures over five years, making these expenditures fully deductible in the period incurred. The OBBBA also permanently extends the full expensing of qualifying assets through accelerated bonus depreciation in the period purchased. The provision resulted in a reduction to estimated federal current income tax liabilities. The Company will continue to assess the implications of the OBBBA on actual results through the end of 2025 and will provide further disclosures in subsequent reporting periods, as applicable.

20. Subsequent Events

In October 2025, the Company made a cash payment of approximately $20.0 million related to a strategic investment in equity securities.

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

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical platform, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a personalized, digital, accessible format. The Hims & Hers platform includes access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. Our digital platform enables access to treatments for a broad range of conditions, including primarily those related to sexual health, mental health, men’s dermatology, women’s dermatology, and weight loss. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

“Online Revenue” represents the sales of products and services on our platform, net of refunds, credits, and chargebacks, and includes revenue recognition adjustments recorded pursuant to U.S. GAAP, primarily relating to deferred revenue and returns reserve. Online Revenue is generated by selling directly to consumers through our websites and mobile applications. Our Online Revenue consists of products and services purchased by customers directly through our online platform. The majority of our Online Revenue is subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them. Online Revenue also includes sales from customers who have made one-time purchases.

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

“Subscribers” are customers who have one or more “Subscriptions” pursuant to which they have agreed to be automatically billed on a recurring basis at a defined cadence. The Subscription billing cadence is typically defined as a number of days (for example, billed every 30 days or every 90 days), which are excluded from our reporting when payment has not occurred at the contracted billing cadence. Subscribers can cancel or snooze Subscriptions in between billing periods to stop receiving additional products and/or services and can reactivate Subscriptions to continue receiving additional products and/or services. Customers who have made one-time purchases are not considered Subscribers.

“Monthly Online Revenue per Average Subscriber” is defined as Online Revenue divided by “Average Subscribers”, which amount is then further divided by the number of months in a period. “Average Subscribers” are calculated as the sum of the Subscribers at the beginning and end of a given period divided by 2.

The table below provides a breakdown of total revenue between Online Revenue and Wholesale Revenue, for the three and nine months ended September 30, 2025 and 2024, as well as key metrics that drive Online Revenue (i.e., Subscribers and Monthly Online Revenue per Average Subscriber) and the dollar and percentage change between such periods (in thousands, except for Monthly Online Revenue per Average Subscriber):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Online Revenue	$589,095	$392,573	$196,522	50%	$1,702,336	$967,177	$735,159	76%
Wholesale Revenue	9,881	8,983	898	10%	27,483	28,198	(715)	(3)%
Total revenue	$598,976	$401,556	$197,420	49%	$1,729,819	$995,375	$734,444	74%

Subscribers (end of period)	2,471	2,047	424	21%	2,471	2,047	424	21%
Monthly Online Revenue per Average Subscriber	$80	$67	$13	19%	$80	$60	$20	33%

We generated $589.1 million in Online Revenue for the three months ended September 30, 2025, an increase of $196.5 million, or 50%, as compared to $392.6 million for the three months ended September 30, 2024. We generated $1,702.3 million in Online Revenue for the nine months ended September 30, 2025, an increase of $735.2 million, or 76%, as compared to $967.2 million for the nine months ended September 30, 2024. Growth in Online Revenue for the three and nine months ended September 30, 2025 was primarily driven by: (i) newer offerings, including expansion of our personalized offerings, which lead to new Subscriber growth, as well as additional revenue generated due to geographic expansion from our recent acquisition; and (ii) continued sustainable growth in Subscribers pertaining to mature offerings, from whom we generated recurring revenue that was driven in part by ordinary-course marketing campaigns that continued to strengthen our mature offerings. During each of the three and nine months ended September 30, 2025, our personalized offerings represented approximately 70% of Online Revenue, compared to representing approximately half of Online Revenue for the prior year comparative periods. Our personalized offerings refer to treatment plans developed by licensed providers to meet the specific needs of individual customers and may include certain compounded formulations. We expect revenue from personalized offerings, including existing and new offerings, to increasingly drive Online Revenue growth in the future. Online Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings.

We generated $9.9 million in Wholesale Revenue for the three months ended September 30, 2025, an increase of $0.9 million, or 10%, as compared to $9.0 million for the three months ended September 30, 2024. We generated $27.5 million in Wholesale Revenue for the nine months ended September 30, 2025, a decrease of $0.7 million, or 3% as compared to $28.2 million for the nine months ended September 30, 2024. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including timing of inventory purchases from our partners, seasonality trends, launches of new merchants, and timing of specialized campaigns. During the three and nine months ended September 30, 2025, there were no launches of material new merchants, notable factors impacting timing of inventory purchases, or material specialized campaigns impacting Wholesale Revenue trends. Top partners, comprising over 90% of Wholesale Revenue, remained consistent for all periods presented. As our presence in physical environments and on third-party platforms has matured and we have successfully built brand awareness with new customers in those environments, we do not anticipate launching new material partnerships in the foreseeable future or investing significantly in specialized wholesale marketing campaigns.

Subscribers grew 21% to approximately 2.5 million as of September 30, 2025 as compared to approximately 2.0 million Subscribers as of September 30, 2024. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, including both ordinary-course marketing campaigns and a specialized campaign in the first quarter of 2025 as discussed further below, improved onsite and customer onboarding experiences, and consumer adoption of our personalized offerings across our business. In the first quarter of 2025, we aired a Super Bowl marketing campaign highlighting specialized offerings on our platform and building brand awareness with consumers in order to normalize health and wellness challenges. Monthly Online Revenue per Average Subscriber increased $13 to $80 for the three months ended September 30, 2025 as compared to $67 for the three months ended September 30, 2024 and increased $20 to $80 for the nine months ended September 30, 2025 as compared to $60 for the nine months ended September 30, 2024. These increases were primarily due to Subscriber uptake of personalized offerings across our business, along with changes in product mix and the impact of our recent acquisition.

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

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands as well as through acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment have and could continue to impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws, or the interpretation or enforcement of such laws, and could impact customer acquisition costs. In addition, acquiring new customers may be impacted by supply chain constraints related to our offerings that may be outside of our control and may impact our future results.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. A majority of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. While historically the consistent uptake by Subscribers of our offerings contributed to the stable and predictable nature of our Monthly Online Revenue per Average Subscriber, some of our newer offerings have led to increases in this metric, though we expect this metric to normalize over the long term. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures or the impact of trade actions may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our Affiliated Pharmacy and wholly-owned pharmacies (also collectively referred to herein as our “Pharmacies”), our laboratory testing facilities and our peptide manufacturing facility (collectively with our Pharmacies sometimes herein referred to as our “Facilities”), with the goal of fulfilling a significant majority of our pharmaceutical and over-the-counter customer orders through affiliated and internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. The number of our Subscribers using personalized solutions has grown in recent periods and represented more than a majority of Subscribers as of September 30, 2025. As we expect the percentage of Subscribers on our platform using a personalized solution to continue to increase, we expect revenue from personalized offerings across the business to increasingly drive Online Revenue growth in the future, and we plan to continue to invest in personalized product offerings, including in our compounding capabilities. In addition, we expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Specifically, in July 2025, we acquired all of the outstanding equity of Zava Global GmbH (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union (for additional details regarding the acquisition refer to the “Liquidity and Capital Resources” section). In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income before stock-based compensation, depreciation and amortization, change in fair value of liabilities, acquisition and transaction-related costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, and (ii) transaction professional services), payroll tax expense related to stock-based compensation, impairment of long-lived assets, income taxes, and interest income and expense, net. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$598,976	$401,556	$1,729,819	$995,375

Net income	15,774	75,588	107,764	100,013
Stock-based compensation	40,172	24,899	100,756	67,973
Depreciation and amortization	17,669	4,383	36,410	11,027
Change in fair value of liabilities	7,626	—	7,626	—
Acquisition and transaction-related costs	5,838	858	12,093	1,824
Payroll tax expense related to stock-based compensation	2,314	—	5,392	—
Impairment of long-lived assets	531	—	531	114
Benefit for income taxes	(3,551)	(51,995)	(2,193)	(50,593)
Interest income and expense, net	(8,008)	(2,637)	(16,721)	(7,608)
Adjusted EBITDA	$78,365	$51,096	$251,658	$122,750

Net income as a % of revenue	3%	19%	6%	10%
Adjusted EBITDA margin	13%	13%	15%	12%

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$148,721	$85,267	$238,694	$164,699
Less: purchases of property, equipment, and intangible assets in investing activities	(65,265)	(3,342)	(166,657)	(17,135)
Less: investment in website development and internal-use software in investing activities	(4,092)	(2,539)	(12,053)	(8,730)
Free Cash Flow	$79,364	$79,386	$59,984	$138,834

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

Basis of Presentation

Currently, we conduct business through one operating segment. A substantial majority of our long-lived assets are maintained in, and a significant majority of our results of operations are attributable to, the United States of America. The unaudited condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. As of September 30, 2025, the VIEs are: (i) “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services; and (ii) XeCare, LLC (“XeCare” or an “Affiliated Pharmacy”), which is a licensed mail order pharmacy providing prescription fulfillment solely to our customers. We determined that we are the primary beneficiary of the Affiliated Medical Groups and the Affiliated Pharmacy for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the VIE model, we present the results of operations and the financial position of the entities as part of our unaudited condensed consolidated financial statements as if the consolidated group were a single economic entity. Additionally, Apostrophe Pharmacy LLC, which is a licensed mail order pharmacy providing prescription fulfillment solely to our customers, was an Affiliated Pharmacy and a VIE through April 2025 when, as a result of a change of ownership, it became a wholly-owned subsidiary of our company and was no longer considered an Affiliated Pharmacy or a VIE.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products, as well as services, consisting of medical consultation services, post-consultation service support, and platform services, as applicable. Additionally, revenue is generated through wholesale arrangements.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the mix of Online Revenue and Wholesale Revenue in a period, the volume of fulfillment through affiliated and internal fulfillment capabilities, and our ability to sell our inventory. While we expect our gross margin to fluctuate from period to period depending on these and other factors, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate and optimize more favorable costs of revenue.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter, though marketing expenses may fluctuate from period to period due to the timing and discretionary nature of these expenses. While marketing expenses may fluctuate as a percentage of revenue, with the additional marketing leverage driven by our newer offerings, along with the maturation of our existing Subscriber base, we expect total marketing expenses as a percentage of revenue to continue to decrease over the long term.

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical, pharmacy, fulfillment, customer service, and corporate quality functions. These expenses also include operating expenses primarily relating to operations and support functions for our Facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies. As a result, we expect revenue growth to continue to outpace those investments made, leading to a decrease in operations and support expenses as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

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

Total other income, net

Total other income, net primarily consists of interest income from our cash and cash equivalents and investment accounts. Additionally, total other income, net includes expenses associated with our debt, as well as change in fair value of liabilities and non-operating and one-time charges classified outside of operating expenses. Interest income has increased recently as a result of the significant balances in cash and cash equivalents and investments during the current year, although it may fluctuate from period to period based on applicable interest rates. This increase in interest income will be partially offset by interest expense related to the amortization of debt discount and issuance costs on our debt.

Benefit from income taxes

Benefit from income taxes primarily consists of the impacts of federal and state tax credits and windfall tax benefits, partially offset by federal and state taxes on current year income. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. Any future releases of our current valuation allowance would be immaterial to the unaudited condensed consolidated statements of operations.

Results of Operations

Comparisons for the three and nine months ended September 30, 2025 and 2024

The following table sets forth our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue	$598,976	$401,556	$197,420	49%	$1,729,819	$995,375	$734,444	74%
Cost of revenue	156,918	83,670	73,248	88%	440,876	191,781	249,095	130%
Gross profit	442,058	317,886	124,172	39%	1,288,943	803,594	485,349	60%
Operating expenses:(1)
Marketing	232,150	182,284	49,866	27%	681,247	457,759	223,488	49%
Operations and support	76,848	47,519	29,329	62%	206,371	127,719	78,652	62%
Technology and development	40,577	21,092	19,485	92%	108,339	55,070	53,269	97%
General and administrative	80,676	44,617	36,059	81%	196,559	119,739	76,820	64%
Total operating expenses	430,251	295,512	134,739	46%	1,192,516	760,287	432,229	57%
Income from operations	11,807	22,374	(10,567)	(47)%	96,427	43,307	53,120	123%
Other income (expense):
Change in fair value of liabilities	(7,626)	—	(7,626)	*	(7,626)	—	(7,626)	*
Other income, net	8,042	1,219	6,823	560%	16,770	6,113	10,657	174%
Total other income, net	416	1,219	(803)	(66)%	9,144	6,113	3,031	50%
Income before income taxes	12,223	23,593	(11,370)	(48)%	105,571	49,420	56,151	114%
Benefit from income taxes	3,551	51,995	(48,444)	(93)%	2,193	50,593	(48,400)	(96)%
Net income	$15,774	$75,588	$(59,814)	(79)%	$107,764	$100,013	$7,751	8%
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketing	$3,116	$2,458	$9,325	$6,755
Operations and support	5,452	2,605	13,037	7,462
Technology and development	4,842	3,310	14,134	8,710
General and administrative	26,762	16,526	64,260	45,046
Total stock-based compensation expense	$40,172	$24,899	$100,756	$67,973

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	26%	21%	25%	19%
Gross profit	74%	79%	75%	81%
Operating expenses:
Marketing	39%	45%	39%	46%
Operations and support	13%	12%	12%	13%
Technology and development	7%	5%	7%	6%
General and administrative	13%	11%	11%	12%
Total operating expenses	72%	73%	69%	77%
Income from operations	2%	6%	6%	4%
Other income (expense):
Change in fair value of liabilities	(1)%	—%	(1)%	—%
Other income, net	1%	—%	1%	1%
Total other income, net	—%	—%	—%	1%
Income before income taxes	2%	6%	6%	5%
Benefit from income taxes	1%	13%	—%	5%
Net income	3%	19%	6%	10%

Revenue

Revenue was $599.0 million for the three months ended September 30, 2025, compared to $401.6 million for the three months ended September 30, 2024, an increase of $197.4 million, or 49%. Revenue was $1,729.8 million for the nine months ended September 30, 2025, compared to $995.4 million for the nine months ended September 30, 2024, an increase of $734.4 million, or 74%. For a detailed discussion of these increases, refer to the “Revenue and Key Business Metrics” section.

Cost of revenue and gross profit

Cost of revenue was $156.9 million for the three months ended September 30, 2025, compared to $83.7 million for the three months ended September 30, 2024, an increase of $73.2 million, or 88%. This increase was due to increased product and packaging costs of 115%, increased shipping costs of 44%, and increased costs associated with medical consultation services of 33%, compared to the three months ended September 30, 2024. Cost of revenue was $440.9 million for the nine months ended September 30, 2025, compared to $191.8 million for the nine months ended September 30, 2024, an increase of $249.1 million, or 130%. This increase was primarily due to increased product and packaging costs of approximately 179%, increased shipping costs of 70%, and increased costs associated with medical consultation services of 48%, compared to the nine months ended September 30, 2024. These increases in cost of revenue for the three and nine months ended September 30, 2025 were primarily due to newer offerings, some of which have higher product and packaging costs and shipping costs compared to our other offerings, as well as overall increased business activity with the addition of new Subscribers.

Gross profit was $442.1 million for the three months ended September 30, 2025, compared to $317.9 million for the three months ended September 30, 2024, an increase of $124.2 million, or 39%. Correspondingly, gross margin was 74% for the three months ended September 30, 2025, compared to 79% for the three months ended September 30, 2024. Gross profit was $1,288.9 million for the nine months ended September 30, 2025, compared to $803.6 million for the nine months ended September 30, 2024, an increase of $485.3 million, or 60%. Correspondingly, gross margin was 75% for the nine months ended September 30, 2025, compared to 81% for the nine months ended September 30, 2024. These decreases in gross margin were primarily due to the addition of newer offerings, some of which have shorter shipping cadences that impact the timing of revenue recognition and increase fulfillment costs. These decreases were partially offset by lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, as well as synergies gained through increased fulfillment volume.

Marketing expenses

Marketing expenses were $232.2 million for the three months ended September 30, 2025, compared to $182.3 million for the three months ended September 30, 2024, an increase of $49.9 million, or 27%. The most significant component of marketing expenses is customer acquisition costs, which increased to $202.6 million in the three months ended September 30, 2025, compared to $160.7 million for the three months ended September 30, 2024, an increase of $41.9 million. Marketing expenses were $681.2 million for the nine months ended September 30, 2025, compared to $457.8 million for the nine months ended September 30, 2024, an increase of $223.5 million, or 49%. Customer acquisition costs increased to $592.5 million in the nine months ended September 30, 2025, compared to $397.7 million for the nine months ended September 30, 2024, an increase of $194.8 million. The increases in customer acquisition costs were primarily a result of management’s decision to increase investment in display, search, streaming and linear television (including our Super Bowl marketing campaign for the nine month period), affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth and which investment further expanded with the addition of newer offerings.

Operations and support

Operations and support expenses were $76.8 million for the three months ended September 30, 2025, compared to $47.5 million for the three months ended September 30, 2024, an increase of $29.3 million or 62%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $12.2 million, an increase in order fulfillment and transaction processing of $6.3 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $4.1 million, an increase in stock-based compensation of $2.8 million, and an increase in professional services of $1.5 million. Operations and support expenses were $206.4 million for the nine months ended September 30, 2025, compared to $127.7 million for the nine months ended September 30, 2024, an increase of $78.7 million or 62%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $28.9 million, an increase in order fulfillment and transaction processing of $21.8 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $9.2 million, an increase in professional services of $8.1 million, and an increase in stock-based compensation of $5.6 million.

Technology and development

Technology and development expenses were $40.6 million for the three months ended September 30, 2025, compared to $21.1 million for the three months ended September 30, 2024, an increase of $19.5 million or 92%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $6.2 million, an increase in product development costs of $3.8 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $3.5 million, an increase in professional services of $2.8 million, and an increase in stock-based compensation of $1.5 million. Technology and development expenses were $108.3 million for the nine months ended September 30, 2025, compared to $55.1 million for the nine months ended September 30, 2024, an increase of $53.3 million or 97%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $15.8 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-

based compensation) of $15.6 million, an increase in professional services of $8.5 million, an increase in stock-based compensation of $5.4 million, and an increase in product development costs of $3.6 million.

General and administrative

General and administrative expenses were $80.7 million for the three months ended September 30, 2025, compared to $44.6 million for the three months ended September 30, 2024, an increase of $36.1 million or 81%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $10.2 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $7.1 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $6.9 million, an increase in professional services of $4.9 million, an increase in acquisition fees of $3.1 million, and an increase in insurance costs of $1.6 million. General and administrative expenses were $196.6 million for the nine months ended September 30, 2025, compared to $119.7 million for the nine months ended September 30, 2024, an increase of $76.8 million, or 64%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation of $19.2 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $18.7 million, an increase in professional services of $14.9 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $10.0 million, an increase in acquisition fees of $5.4 million, and an increase in insurance costs of $3.8 million.

Total other income, net

Total other income, net was $0.4 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024, a decrease of $0.8 million. The decrease was driven primarily by a loss from the change in fair value of liabilities for the three months ended September 30, 2025 of $7.6 million. The decrease was partially offset by interest income for the three months ended September 30, 2025 of $9.9 million, compared to $2.6 million for the three months ended September 30, 2024. Total other income, net was $9.1 million for the nine months ended September 30, 2025, compared to $6.1 million for the nine months ended September 30, 2024, an increase of $3.0 million. The increase was driven primarily by interest income for the nine months ended September 30, 2025 of $19.7 million, compared to $7.6 million for the nine months ended September 30, 2024. The increase was partially offset by a loss from the change in fair value of liabilities for the nine months ended September 30, 2025 of $7.6 million. The increases in interest income were driven by the significant balances of cash and cash equivalents and investments during the current year. The losses from the changes in fair value of the liabilities were driven by the change in the fair value of the earn-out liabilities related to an acquisition.

Benefit from income taxes

Benefit from income taxes was $3.6 million for the three months ended September 30, 2025, compared to $52.0 million for the three months ended September 30, 2024. Benefit from income taxes was $2.2 million for the nine months ended September 30, 2025, compared to $50.6 million for the nine months ended September 30, 2024. The benefit from income taxes for the three and nine months ended September 30, 2025 was primarily due to taxes on current year income based on forecasted pretax income and associated taxes, offset by the impacts of windfall tax benefits and research and development tax credits. The benefit from for the three and nine months ended September 30, 2024 was primarily due to a release of $60.8 million of our valuation allowance on our domestic deferred tax assets during the three months ended September 30, 2024, partially offset by taxes on income during those periods. The release of the valuation allowance resulted in the recognition of certain deferred tax assets, a decrease to income tax expense, and a corresponding increase to net income for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, our principal sources of liquidity totaled $1.1 billion, consisting of: (i) cash and cash equivalents, which are primarily invested in interest-bearing cash accounts and money market funds; (ii) short-term investments, which are invested in corporate bonds, government and government agency securities, and U.S. Treasury bills; and (iii) long-term investments, which are invested in government and government agency securities and corporate bonds.

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

Additionally, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow us to increase the aggregate commitment amount by up to $125.0 million, plus additional amounts if we are able to satisfy a leverage test and certain other conditions. As of September 30, 2025, we had $7.0 million in letters of credit outstanding under the Credit Facility sub-limit. As such, $168.0 million remained available under the Revolving Credit Facility as of September 30, 2025. No loans were outstanding under the Credit Facility and we were in compliance with all conditions and covenants thereunder as of September 30, 2025. For additional details regarding the Revolving Credit Facility, see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”), which provided us with aggregate proceeds net of debt discount of $970..0 million. In connection with the issuance of the 2030 Convertible Notes, we separately entered into privately negotiated capped call transactions with certain financial institutions, which resulted in aggregate cash payments of $47.8 million (for additional details see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The cash proceeds and cash payments are included within financing activities on the unaudited condensed consolidated statements of cash flows.

In July 2025, we acquired all of the outstanding equity of Zava, a digital health platform registered in Germany with operations in the United Kingdom and the European Union, to further expand our operations in the United Kingdom and to launch in the European Union. The purchase price for accounting purposes was EUR 219.2 million, or $258.0 million, based on the exchange rate on the closing date, including cash paid upfront of EUR 142.2 million and contingent consideration with an acquisition date fair value of EUR 77.0 million, or $167.3 million and $90.7 million, respectively, based on the exchange rate on the closing date. The contingent consideration primarily relates to a potential earn-out payable in cash of up to EUR 100.0 million, or $117.7 million based on the exchange rate on the closing date, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which is recognized as contingent consideration, and which may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement (for additional details regarding the acquisition see Note 3 – Acquisitions to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our Facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities as well as acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. We may also use our cash and cash equivalents to repurchase up to $55.5 million of our Class A common stock through August 31, 2027 at management’s discretion pursuant to our 2024 Share Repurchase Program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$238,694	$164,699
Net cash used in investing activities	(941,282)	(1,842)
Net cash provided by (used in) financing activities	827,142	(94,193)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $238.7 million for the nine months ended September 30, 2025. Net cash provided by operating activities included net income of $107.8 million, non-cash expense related to stock-based compensation of $100.8 million, depreciation and amortization of $36.4 million, and change in fair value of liabilities of $7.6 million, partially offset by benefit from deferred taxes of $9.5 million. In addition, a net cash outflow totaling $17.1 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in prepaid expenses and other current assets of $54.4 million, a decrease in accrued liabilities of $41.1 million, and an increase in inventory of $40.1 million. The increase in prepaid expenses and other current assets was driven primarily by increases in receivables, net and vendor deposits, along with prepayments for income taxes. The increase in inventory was due to investment to help ensure we can continue meeting customer demand for our offerings, as well as investment related to our overall business growth. This outflow was partially offset by an increase in accounts payable of $76.1 million and an increase in deferred revenue of $43.1 million.

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

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments and acquisitions, as well as investment in website development and internal-use software and purchases of property, equipment, and intangible assets. Our purchases of property, equipment, and intangible assets have increased in recent quarters as we scale our internal fulfillment capabilities to supply the increasing demand for our personalized offerings.

Net cash used in investing activities for the nine months ended September 30, 2025 was $941.3 million, which was due to net investment cash outflows of $640.8 million, $166.7 million in purchases of property, equipment, and intangible assets, including the cash payments made in connection with the C S Bio Co. asset acquisition, $121.8 million for the acquisition of businesses, net of cash acquired, primarily related to the Zava acquisition, and investments of $12.1 million in website development and internal-use software.

Net cash used in investing activities for the nine months ended September 30, 2024 was $1.8 million, which was primarily due to $17.1 million in purchases of property, equipment, and intangible assets, $15.4 million for the acquisition of MedisourceRx, and investments of $8.7 million in website development and internal-use software. This cash outflow was partially offset by net investment cash inflows of $39.4 million.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $827.1 million, which was primarily due to proceeds from issuance of convertible senior notes, net of debt discount of $970.0 million, proceeds from exercise of vested stock options of $9.8 million, and proceeds from employee stock purchase plan of $3.0 million. This cash inflow was partially offset by payments for taxes related to net share settlement of equity awards of $95.0 million, purchases of capped calls related to convertible senior notes of $47.8 million, repurchases of our Class A common stock of $9.5 million, and payments for debt issuance costs of $3.4 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases (including one executed but not yet commenced), the fair value of earn-out liabilities and other contingent consideration related to acquisitions, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of September 30, 2025 were $346.9 million, of which $73.5 million was payable within 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents, short-term investments, and long-term investments.

We had cash and cash equivalents, short-term investments, and long-term investments totaling $1.1 billion and $300.3 million, as of September 30, 2025 and December 31, 2024, respectively, which were held for working capital, capital expenditure, and general corporate purposes. As of September 30, 2025, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, our short-term investments are comprised of corporate bonds, government and government agency securities, and U.S. Treasury bills, and our long-term investments are comprised of government and government agency securities and corporate bonds. Our investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes and we do not believe there is associated material exposure to interest rate risk.

In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes do not bear regular interest and their principal amount will not accrete; accordingly, we do not have economic interest rate exposure on the 2030 Convertible Notes. However, we may be required to pay special interest under certain circumstances in accordance with the terms of the 2030 Convertible notes. For additional details on the 2030 Convertible Notes see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Foreign Currency Risk

There was no significant foreign currency risk for the nine months ended September 30, 2025 and 2024 since a substantial majority of our operations are in the United States for the periods presented. Our operations in the United Kingdom and the European Union are not considered significant for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We expect to continue to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of September 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•We operate in a highly regulated, dynamic environment and are subject to an increasing number of laws and regulations as a result of the various components of our existing business, including telehealth, pharmacy, and compounding, our expansion into new areas such as peptide development and laboratory testing services and operations, and our expansion into new markets. Evolving laws and regulations can impact our supply chain and operations in ways that may be difficult to predict or control. These regulatory changes may require us to modify or discontinue certain supplier relationships, sourcing strategies, or operational processes. In some cases, they may result in delays in product availability, increased costs for compliance or alternative sourcing, or the need to shift to different third-party partners that meet new legal standards. The breadth and scale of our services and operations increases the complexity and extent of our compliance and regulatory obligations. If we fail to comply with applicable laws and/or governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
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

We have recently experienced a period of rapid growth in our revenue, operations and headcount. We grew our revenue from $526.9 million for the year ended December 31, 2022, to $872.0 million for the year ended December 31, 2023, to $1,476.5 million for the year ended December 31, 2024. Our number of employees has also increased significantly over the last few years, from 651 employees as of December 31, 2022 to 1,637 employees as of December 31, 2024. We have also completed multiple acquisitions, expanded into new specialties, geographies, and markets, and significantly increased the size of our customer base.

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and Providers to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by Providers through our platform, operating our Facilities and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of Providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, including compounding, data privacy, use of artificial intelligence, peptide development, laboratory testing services or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We have made, and may in the future make, acquisitions to add employees, complementary companies, operations, products, solutions, technologies, facilities, and/or revenue. These transactions could be material to our results of operations and financial condition. We also expect to continue to evaluate and enter into discussions and agreements for a wide array of potential strategic transactions and investments in the United States as well as in international markets. The identification of suitable acquisition or investment candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all, and may not realize the expected benefits of any such acquisitions or investments. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create, unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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

Acquisitions can also result in expenditures of significant cash, dilutive issuances of our equity securities, the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or impairments of goodwill, any of which could harm our financial condition. In addition, any acquisitions or investments we announce could be viewed negatively by customers, Providers, partners, suppliers, or investors.

Additionally, competition within our industry for acquisitions of businesses, technologies and assets may become intense. Even if we are able to identify an acquisition or investment that we would like to consummate, we may not be able to complete the transaction on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions or investments that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate, execute and integrate acquisitions successfully, including our recently completed or announced acquisitions, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers, Providers, and suppliers in countries other than the United States is an element of our business strategy. For instance, in July 2025, we completed the acquisition of Zava Global GmbH, a digital health platform with operations in the United Kingdom and the European Union. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
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

Further, in February 2025, we completed two acquisitions: (i) a peptide manufacturing facility (and related assets) and (ii) a laboratory business. These are both operational areas where we had not operated previously as an organization. These operations present risks and have subjected us, or will subject us, to regulatory requirements to which we have not previously been subject. For example, with respect to the peptide manufacturing business, once we have completed integration of the acquisition and commenced operations, we will be subject to provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

Additionally, with respect to our laboratory testing services, we are currently subject to licensure and certification requirements and federal, state, and local laws and regulations applicable to laboratory testing, including the FDCA, the CLIA, and similar state laws. This also results in additional oversight by various regulatory agencies, including the CMS and the FDA within HHS on the federal side, as well as state and local departments of health responsible for regulating clinical laboratory testing within the jurisdictions where we will conduct laboratory testing. We may also become subject to additional state licensure requirements applicable to entities engaging in the distribution of prescription medical devices and products depending on how we integrate the laboratory testing services into our current customer offerings.

Furthermore, we may also become subject to certain FDA premarket review requirements relating to the diagnostic testing products that are used in the laboratory testing services, including but not limited to 510(k) clearance, de novo classification, premarket approval, and others. If we are unable to comply with the regulatory regime, we may be subject to fines, enforcement actions, or other regulatory orders, which may adversely affect our business.

In addition, in July 2025, we completed the acquisition of Zava Global GmbH, a digital health platform with operations in the United Kingdom and the European Union. The acquisition expanded our footprint within the UK and established our entry into Germany, France and Ireland. These jurisdictions impose varying legal and regulatory requirements relating to, among other things, the provision of telehealth services, the advertising of prescription products, compounding, and data protection. Failure to appropriately manage compliance across these jurisdictions could result in consequences such as enforcement actions, reputational harm, or limitations on our ability to operate or expand in these markets, which could adversely affect our business, financial conditions or results of operations.

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

The prescription drug products available through our platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. FDA has the authority to impose significant restrictions on approved drug products through regulations on advertising, promotional and distribution activities. Some of these products are prescribed by Providers on the platform for “off-label” uses. While we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, or is otherwise inconsistent with applicable FDA laws and regulations, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement. In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA determines that such products do not meet the requirements for exemption, the FDA could subject us, our Facilities, Partner Pharmacies, Affiliated Medical Groups. Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, such as the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Our product offerings include proprietary product formulas that we market as cosmetic products. In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products, and we could similarly be subject to enforcement action if we market our cosmetic products using drug claims or otherwise promote them for non-cosmetic purposes. Other federal, state, or foreign enforcement authorities might also take action against us or our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements. In addition, Section 503A requires the pharmacy to obtain individual prescriptions establishing that the compounded drug is necessary for each drug prescribed for each of our customers, and also limits compounded drugs that are “essentially copies” of commercially available FDA-approved drugs, including those with the same route of administration. These restrictions create limitations on our ability to market compounded drugs that have the same active ingredients and route of administration as FDA-approved drugs.

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

In addition, FDA regulates all labeling and advertisements for prescription and over-the-counter drugs. FDA prohibits false or misleading promotional statements and has broad authority to determine whether a communication is “false or misleading”, including taking into account whether a communication fails to disclose material facts in light of the representations made. These restrictions may be more limiting for compounded products as compared with FDA-approved products regarding efficacy and safety claims, which may impact our ability to compete against the sale of comparable FDA-approved products. If the FDA determines that our product promotion or a communication is “false or misleading”, or is otherwise inconsistent with applicable FDA laws and regulations, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. While we believe our product promotion is in material compliance with FDA and other regulations, we have received warning letters from FDA in the past related to promotion of our compounded products and could be subject to other actions in the future

Any regulatory or legal enforcement actions by the FDA or other federal, state, or foreign enforcement authorities against us, our Facilities, Partner Pharmacies, Manufacturing Suppliers, Affiliated Medial Groups or Providers could result in lawsuits, which even if unfounded can be costly and distracting, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.

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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. We may not always detect infringement of our intellectual property rights, and defending or enforcing our intellectual property rights, even if successfully detected, prosecuted, enjoined, or remedied, could result in the expenditure of significant financial and managerial resources. Litigation may be necessary to enforce our intellectual property rights, protect our proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and results of operations. We may also incur significant costs in enforcing our trademarks against those who attempt to imitate our brand and other valuable trademarks and service marks. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, countersuits, and adversarial proceedings such as oppositions, inter partes review, post-grant review, re-examination, or other post-issuance proceedings, that attack the validity and enforceability of our intellectual property rights. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock.

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

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2024, we had net income of $126.0 million, and Adjusted EBITDA of $176.9 million, compared to a net loss of $23.5 million and Adjusted EBITDA of $49.5 million for the year ended December 31, 2023. For the nine months ended September 30, 2025, we had net income of $107.8 million, and Adjusted EBITDA of $251.7 million. There can be no assurance that we will be able to maintain our profitability in future fiscal periods. We have incurred more losses than profits since our inception, and have an accumulated deficit of $134.4 million as of September 30, 2025. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to continue to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of our equity, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, we may not generate positive cash flows from operations, or maintain profitability in any given period.

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
•successful expansion of licensure and capabilities of the Pharmacies, our peptide manufacturing facility and our laboratory testing facility;
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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million. In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030, the total net proceeds from which were approximately $968.7 million. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any other debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. The possibility of a significant economic downturn, increased interest rates, or disruptions in the global financial markets may make it more difficult to access available capital and may reduce our ability to secure financing on favorable terms. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2025 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Program (2)
July 1, 2025 to July 31, 2025	—	$—	—
August 1, 2025 to August 31, 2025	192,258	$49.30	192,258
September 1, 2025 to September 30, 2025	—	$—	—
Total repurchases	192,258			$55,478
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On July 24, 2024, we announced that our Board of Directors had authorized the 2024 Share Repurchase Program, pursuant to which we may repurchase up to $100.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means. As of September 30, 2025, $44.5 million of our shares of Class A common stock had been repurchased under the authorization. The 2024 Share Repurchase Program expires on August 31, 2027.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Deborah Autor, Director	Adoption	8/11/2025	12/15/2025 - 12/21/2026	Y	14,109
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
10.1
Lease, dated September 1, 2025, by and between Hims, Inc. and Mendel New Albany Property Owner LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 5, 2025).

10.2
Guaranty, dated September 1, 2025, by Hims & Hers Health, Inc. in favor of Mendel New Albany Property Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 5, 2025).

10.3	Transition and Advisory Agreement (as amended by Amendment No. 1 thereto), effective August 30, 2025, between Hims, Inc. and Melissa Baird.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 3, 2025

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)