Form 10-K
period 2025-12-31
Hims & Hers Health, Inc.
filed 2026-02-23
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10.1 billion (based on the last reported sale price of the registrant’s Class A common stock of $49.85 per share on June 30, 2025 on the New York Stock Exchange), excluding only shares of Class A common stock held by executive officers and directors of the registrant as of such date. The registrant has no non-voting stock outstanding.

As of February 20, 2026, 219,561,143 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2026 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including without limitation the words “believe,” “estimate,” “anticipate,” “expect,” “assume”, “imply”, “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; potential strategic investments, partnerships, or collaborations, and the expected timing or outcome of any such investments, partnerships, or collaborations; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions or statements in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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

PART I
Item 1. Business

Overview

Launched in 2017, Hims & Hers Health, Inc. (and together with its subsidiaries, “Hims & Hers”, the “Company”, “we”, “us” or “our”) has built a consumer-first platform transforming the way customers fulfill their health and wellness needs. We believe that the Company has the technical infrastructure, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a personalized, digital, accessible format. The Hims & Hers platforms (collectively, our “platform”) include access to a highly-qualified and technologically-innovative provider network, an electronic medical record system designed to support providers and customers, digital prescriptions, cloud pharmacy fulfillment, and personalization capabilities. Our digital platform enables access to treatments for a broad range of chronic conditions, including those related to sexual health, hair loss, hormone health, weight loss, dermatology, and mental health, as well as services such as comprehensive laboratory testing. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate, including through personalized treatment plans, with prescriptions fulfilled online through licensed pharmacies. In addition, we also offer access to a range of non-prescription health and wellness products. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness. Since our founding, we have facilitated over fifty million telehealth consultations, enabling greater access to high-quality, convenient, affordable, personalized care for people in the United States, Canada, the United Kingdom, and the European Union (in Germany, the Republic of Ireland, France, and Spain).

The mission of Hims & Hers is to help the world feel great through the power of better health.

To fulfill this mission, our business strategy and market differentiation are centered around our trusted brand, innovative products and services, leading technology, and clinical excellence.

•We work to build a brand that is trusted by our customers, easy to use, and normalizes the practice of seeking and receiving treatment by empowering our customers with access to proactive, personalized care and an omnichannel experience.

•The Hims & Hers platform offers a streamlined, personalized patient and clinician experience that includes access to consistent follow-up care, facilitated by proprietary algorithms and a customizable and integrated technology stack.

•We can leverage insights and feedback from our platform and offerings to offer access to personalized prescription and non-prescription treatments that are designed to meet individual needs.

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

Business Strategy

We are a consumer-first health and wellness platform focused on providing access to modern personalized health and wellness solutions to consumers. We offer access to a range of health and wellness products and services available for customers to purchase through our websites and mobile applications. The offerings generally focus on conditions where treatment typically involves use of prescription medication on a recurring basis and ongoing care from healthcare providers. We offer access to certain prescription generic, brand-name and compounded medications, including certain sterile compounded medications. The majority of prescriptions for these medications are fulfilled through our wholly-owned pharmacies (“Pharmacies”).

We also offer over-the-counter drug and device products and cosmetics and supplement products, which are primarily focused on general wellness, skincare, sexual health and wellness, and hair care. We offer many of these over-the-counter products through retail partnerships, in stores, and online. The over-the-counter drug and device products and some of the cosmetics and supplement products we sell are “white-labeled” products, where we sell the manufacturer-developed product under the Hims & Hers brand name or co-branded along with the manufacturer’s brand. Several cosmetics and supplement products have been developed by us in partnership with the applicable manufacturers. For these products, the manufacturer develops the formulation with input from the internal Hims & Hers Product Research & Development team.

In addition to prescription medications and over-the-counter products, we offer access to laboratory testing services to measure a broad set of biomarkers, which are designed to support health assessment, early identification of potential risks, and ongoing clinical management by healthcare providers on our platform.

Many of the offerings on our websites and mobile applications are sold to customers on a subscription basis. Subscription plans provide a seamless way for customers to get the ongoing treatment they need while simultaneously providing us with predictability through a recurring revenue stream.

For subscription plans, in addition to a 30-day cadence or treatment term, we offer customers the ability to select from a range of shipment cadences or treatment terms, from every 60 days to 360 days, depending on the offering. The customer is billed on a recurring basis based on the selected cadence and a specified quantity of product is shipped at each billing. Customers can cancel or snooze subscriptions in accordance with our Terms and Conditions agreed to by customers to stop receiving additional products and can reactivate subscriptions to continue receiving additional products. Our integrated technology platform allows us to serve our customers efficiently from start to finish: initially from customer discovery and purchase of offerings on our websites and mobile applications, to connecting customers with medical providers for telehealth consultations, to the fulfillment and delivery of customer orders, and finally through ongoing clinical management by medical providers. We believe this technology-driven efficiency provides cost advantages that allow us to offer customers affordable prices and to generate robust gross margins.

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

Growth Opportunities

Continue to acquire more customers

Our brand awareness and innovative, personalized products are core to our ability to attract new customers. Customers serve as ambassadors for the Hims & Hers brand, further driving organic growth through word of mouth and user-generated content. The majority of our first-time customers to date indicate that they came to Hims & Hers to learn about and find options for their condition and are seeking treatment for their particular conditions for the first time. The convenience of our websites and mobile applications allows us to reduce stigma and access-related barriers that frequently prevent consumers from seeking medical care, expanding our market opportunity. Organic growth is enhanced by sophisticated omnichannel acquisition strategies meant to target future customers with condition-specific on-ramps at profitable returns on investment. In particular, our media advertising campaigns have further amplified brand visibility, efficiently reaching potential customers and increasing awareness of the products and services we make available. Based on externally reported data, we believe our market share in the digital health and wellness space, both in terms of number of customers and total sales, has increased in recent years. As our portfolio of products and services grows across specialties, we believe that our market presence and brand recognition will continue to expand, driving more consumers to seek out Hims & Hers for future healthcare needs.

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

Expansion into new specialties and access to proactive care

We are pursuing a roadmap of rapid specialty expansion into new conditions that can be appropriately addressed via telehealth, require ongoing and recurring customer relationships, and generally for which generic medication has been established as an effective means of treatment. For example, in 2025, we launched access to certain testosterone, menopause, and perimenopause support offerings. Future care opportunities that show high prevalence within our existing customer base and offer traits similar to our existing specialties in terms of business model characteristics include sleep disorders, post-traumatic stress disorder, fertility, diabetes, cholesterol, and hypertension, which we believe represent significant opportunities. Given the prevalence of these conditions, we see a large market opportunity for our current and future offerings.

We are also advancing initiatives to support a more proactive and preventative care model through expanded screening, testing, and data-driven capabilities designed to make care more accessible and convenient. For example, in 2025, we launched comprehensive laboratory testing to help individuals identify potential health concerns earlier. By integrating these capabilities into our digital platform and leveraging partnerships and strategic investments, we aim to lower barriers to screening and testing, support more personalized and continuous care pathways, and lay the foundation for expanded preventative care offerings over time.

Leverage existing capabilities and continue to expand capabilities to penetrate new sales channels and further improve operations

Our Pharmacies include two licensed 503A pharmacies and two pharmacies licensed by the UK General Pharmaceutical Council (“GPhC”). Our facilities include a licensed 503B compounding outsourcing facility (our “Outsourcing Facility”), a peptide manufacturing facility (the “Peptide Facility”), and a laboratory testing services facility (the “Lab Facility”). The facilities and operations of our Pharmacies, Outsourcing Facility, Peptide Facility, and Lab Facility are sometimes referred to collectively herein as our “Facilities”.

We believe our Facilities enable seamless drug delivery and supply chain oversight, and drive increased operating leverage across the platform by allowing us to further personalize and consolidate shipping of orders as well as expand capabilities quickly for adjacent and other new conditions. In addition, the Facilities allow us to lower our cost structure by reducing some of the costs typically associated with contractual third-party pharmacy relationships. We believe these integrated capabilities also provide greater flexibility, speed to market, and quality control as we continue to scale and broaden our product and service offerings.

Expand into new geographies

We view international expansion as a core pillar of our long-term growth strategy. Our digital-first, cloud-based platform and trusted consumer brand are designed to scale efficiently across geographies, languages, and regulatory environments. Outside of the United States, we have established operations in the United Kingdom, parts of the European Union, and Canada, demonstrating the adaptability of our model and our ability to localize offerings while maintaining a consistent, high-quality consumer experience.

Building on this foundation, we intend to continue expanding our global footprint through a combination of organic investment and disciplined, strategic partnerships and acquisitions, focusing on markets where our platform can meaningfully improve access to personalized, direct-to-consumer care. For example, in February 2026, we announced a definitive agreement to acquire Eucalyptus, an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. The acquisition is expected to close in the middle of 2026. As we scale internationally, we will continue to emphasize building durable local presences supported by centralized corporate resources, data, and operational capabilities. We believe this approach positions us to extend our reach globally and deliver a more accessible, personalized healthcare experience to consumers around the world.

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

The Affiliated Medical Groups contract with or employ physicians, nurse practitioners, physician assistants, and behavioral health providers (each, a “Provider”) to provide telehealth consultations and related services on the Hims & Hers platform in the U.S. We enter into certain contractual agreements with the Affiliated Medical Groups and their physician owners, including administrative services agreements and continuity agreements, under which we serve as an administrative services manager for the Affiliated Medical Groups for the non-clinical aspects of their operations and receive a fixed administrative fee from each Affiliated Medical Group for these services. The administrative services and support we provide include IT products and support, including the Hims & Hers platform and electronic medical record system, billing and collection services, non-clinical personnel, customer service support, administrative support for provider credentialing and quality assurance, and other non-clinical items and services, including access to a line of credit we make available to the Affiliated Medical Groups as necessary to support their operations. The Affiliated Medical Groups retain sole control of clinical decision-making and the practice of medicine. We are the exclusive administrative services provider for the Affiliated Medical Groups, and the Affiliated Medical Groups provide services to patients exclusively through the Hims & Hers platform. Our arrangements with the Affiliated Medical Groups generally have initial ten-year terms with renewal options. These arrangements are reviewed and updated periodically to address changing regulatory or market conditions.

No equivalent prohibition on the corporate practice of medicine exists in the United Kingdom or the Republic of Ireland. Accordingly, with respect to our operations in the United Kingdom and European Union, we directly employ physicians through our UK and Irish subsidiaries. All clinicians employed by or contracted through our UK and Irish subsidiaries to provide telehealth consultations and related services are registered with the applicable professional regulatory body for medical practitioners.

In Canada, some but not all of the provinces prohibit the corporate practice of medicine. Accordingly, with respect to our operations in Canada, we primarily engage nurse practitioners as independent contractors to provide services on the Hims & Hers platform. In Ontario, where the corporate practice of medicine is not prohibited, we engage certain physicians as independent contractors.

Health System Partnerships

The strength of the Hims & Hers brand affords us numerous opportunities to partner with and offer new solutions to help transform existing healthcare stakeholders. We have relationships with leading health systems in the U.S. including, as of December 31, 2025, Ochsner Health, Mount Sinai Health System, Carbon Health, ChristianaCare Health System, and Hartford Healthcare to provide a clinically focused, telehealth-enabled patient care collaboration. These relationships offer our customers access to applicable in-person care within these systems to enhance their overall healthcare experience. These collaborations, which are intended to help Hims & Hers customers obtain in-person care not accessible through the Hims & Hers platform, do not involve any monetary exchange, compensation, or other financial incentives between the parties.

Partner Pharmacies

In addition to fulfilling orders through the Pharmacies, we maintain contractual arrangements with various licensed pharmacies (sometimes referred to herein as “Partner Pharmacies”) for fulfillment and distribution of certain prescription and non-prescription products available through the Hims & Hers platform. We are generally not bound by any exclusivity or minimum order requirements with respect to our use of any Partner Pharmacy, and have the ability to utilize other pharmacies, including our Pharmacies, at our discretion. The contractual arrangements with the Partner Pharmacies are typically for fixed terms with automatic renewals, subject to standard termination rights of the parties. The Partner Pharmacies’ rates are fixed in the contractual arrangements and changes require the mutual agreement of the parties.

Platform Partners

As part of our acquisition of Zava, we have also acquired established partnerships with Asda Stores Limited and Superdrug Stores PLC in the United Kingdom. Zava UK operates an online doctor service via its own website as well as through the online platforms of Asda and Superdrug. Under these arrangements, Zava UK’s clinical and customer service staff are responsible for handling treatment requests and providing telehealth consultations for Asda and Superdrug customers. Dispensing and dispatching of medicines prescribed through these services is carried out directly by Asda and Superdrug’s respective pharmacy operations.

Regulatory Environment

As a consumer-focused health and wellness company delivering comprehensive telehealth services and access to health and wellness products such as prescription drugs (including compounded drugs), over-the-counter drugs and devices, cosmetics, and dietary supplements, in addition to the typical legal and regulatory considerations faced by a technology-based company, we are required to comply with complex healthcare laws and regulations, and consumer protection laws and regulations, all at both the state and federal level. Our business and operations are subject to extensive regulation, including with respect to the practice of medicine, the use of telehealth, relationships with healthcare providers, privacy and security of personal health information, product safety and pharmacy operations. Regulatory and/or legal enforcement actions by the Food and Drug Administration (the “FDA”), Department of Health and Human Services, or other international, federal, state, or foreign enforcement authorities could have material adverse consequences on our business or its operations.

Government regulation of healthcare generally and insurance

We and other healthcare companies are subject to significant government regulation both within and outside of the United States. Healthcare-related businesses are subject to a broad array of governmental regulation. Among other things, these regulatory frameworks govern the provision of healthcare and telehealth services, compounding practices, the sale and distribution of prescription products, data protection and privacy, consumer protection, and marketing practices. The scope, applicability, and enforcement of these regulations vary by jurisdiction and by business model.

In particular, the application of third-party reimbursement and insurance-related regulation varies based on the structure of our operations in each market. In Canada, certain of our offerings are subject to limited public or private drug coverage, which is applied by the dispensing pharmacy at the point of sale, and pharmacy participation in such programs may be subject to eligibility, billing, documentation, audit, pricing, or coverage requirements. As a result, changes to, or restrictions on, these reimbursement programs or pharmacy participation could affect customer access to, or pricing of, certain products in Canada. By contrast, in the United States and other international markets, we currently accept payments only from our customers—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact other participants in the healthcare industry in these jurisdictions. If we begin accepting reimbursement payments from insurance providers or other third-party payors such as a government program in these jurisdictions, we will become subject to some of these additional healthcare laws and regulations.

Maintaining compliance with government regulations may require us to modify our operations, incur additional costs, or limit our ability to offer access to certain products or services. In addition, the healthcare industry is subject to changing political, economic and regulatory influences that may affect health and wellness companies like Hims & Hers. During the past several years, the healthcare industry has been subject to increased governmental regulation and potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof, and changes in regulatory policy and leadership. If regulators assert broader authority over companies like us, or if we accept payment from and/or participate in third-party payor programs in additional jurisdictions in the future, the complexity of our operations and our compliance obligations will materially increase.

Government regulation of the practice of medicine and telehealth

The practice of medicine is subject to various federal, state, and local certification, registration, and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements when providing health care utilizing telehealth technologies and the provision of remote care), the continuity and adequacy of medical care, the maintenance of medical records, the supervision of personnel, the liability coverage of the provider, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. In the United Kingdom, the provision of telehealth services is a “regulated activity,” requiring registration with the Care Quality Commission (CQC) in England, and equivalent healthcare regulatory bodies in other devolved regions of the United Kingdom. In Canada, telehealth is similarly a “regulated activity,” which is regulated at the provincial and territorial level and subject to applicable healthcare statutes, regulations, and professional standards administered by the relevant provincial and territorial health regulatory colleges and authorities. Similarly, the ability of the Pharmacies to fulfill prescriptions and distribute pharmaceutical products, including compounded pharmaceutical products, is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine, telehealth and pharmaceutical laws in order to support the Affiliated Medical Groups, the telehealth operations of our subsidiaries and the Pharmacies.

Physicians, mid-level providers (e.g., physician assistants, nurse practitioners), and behavioral health providers who provide professional clinical services via telehealth must, in most instances, hold a valid license to provide the applicable professional services in the state in which the patient is located, with similar requirements applicable in the United Kingdom, the European Union, and Canada. We have established systems to assist the Affiliated Medical Groups in ensuring that their providers are appropriately licensed under applicable state law in the U.S. and foreign law equivalents and that their provision of telehealth to our customers occurs in each instance in compliance with applicable rules governing telehealth.

Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. In response to the COVID-19 pandemic, some state and federal regulatory authorities lowered certain barriers to the practice of telehealth in order to make remote healthcare services more accessible. Due to our business model, these changes did not dramatically change our operations, but these changes did introduce many people to the practice of telehealth. It is unclear whether all of these changes will remain in place, and whether these changes will have a long-term impact on the adoption of telehealth services by the general public or legislative and regulatory authorities in the United States.

In the United Kingdom and Canada, the use of asynchronous telehealth modalities—such as online questionnaires—faces specific regulatory restrictions, particularly for prescribing medicines for weight-management treatments and certain high-risk prescription medicines. In these cases, additional safeguards are required, such as enhanced verification of patient identity and more robust clinical assessments, and in some cases, necessitating synchronous (live) consultations before a prescription can be issued. In the United Kingdom, the applicable requirements are set out by the GPhC and are designed to ensure patient safety and appropriate clinical oversight. In Canada, any such requirements are largely set forth in documentation published by the relevant provincial and territorial regulatory colleges and authorities that govern the practice of medicine and nursing.

Corporate practice of medicine laws; Fee splitting

In certain jurisdictions, including in the U.S., the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs physicians. This prohibition does not apply in the United Kingdom or the Republic of Ireland, where Zava UK and Zava Ireland operate and service the United Kingdom and the European Union, respectively, through their employed and/or contracted physicians. In Canada, while there is no uniform national corporate practice of medicine doctrine, some provinces impose restrictions that limit the extent to which non‑physicians may own or control medical practices or employ physicians. In addition, some states in the United States have similar doctrines with respect to other professional licensure categories, including behavioral health services and providers. Other practices, such as professionals splitting their professional fees with non-professional persons or entities, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners and physician assistants can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician. These laws are intended to prevent unlicensed persons from interfering with or unduly influencing a physician’s professional judgment, and ensuring sufficient professional oversight of clinical care. State laws and enforcement activities related to the corporate practice of medicine, fee-splitting, and physician oversight of non-physician practitioners vary dramatically. In some states, even activities not directly related to the delivery of clinical services may be considered an element of the practice of medicine. For example, in some states the corporate practice of medicine restrictions may be implicated by non-clinical activities such as scheduling, contracting, setting rates, and the hiring and management of non-clinical personnel.

Because of the restrictions on the corporate practice of medicine doctrine and fee-splitting in various jurisdictions in the United States, we do not employ the healthcare providers in the U.S. who provide clinical services on the Hims & Hers platform. Instead, in the U.S. the Affiliated Medical Groups provide services on the platform and we contract with but do not own the Affiliated Medical Groups. The Affiliated Medical Groups and their providers maintain exclusive authority regarding the provision of healthcare services (including consults that may lead to the writing of prescriptions) and remain responsible for retaining and compensating their providers, credentialing decisions regarding their providers, maintaining professional standards, maintaining clinical documentation within medical records, establishing their own fee schedule, and submitting accurate information to us so that we can bill customers. Despite our care in structuring arrangements with the Affiliated Medical Groups, it is possible that a regulatory authority or another party, including providers affiliated with Affiliated Medical Groups, could assert that we (or other organizations with similar business models) are engaged in the corporate practice of medicine or that the contractual arrangements with Affiliated Medical Groups violate a state’s fee-splitting prohibition. Failure to comply with these state laws could lead to materially adverse consequences for the Company.

U.S. Federal and State fraud and abuse laws

Participants in the United States healthcare industry are subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims, and other fraud and abuse issues. For example, the federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing anything of value, directly or indirectly, in exchange for or to induce or reward either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. The federal civil False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment of federal government funds. In addition, the federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. The penalties for violating these laws can be severe, including civil, criminal and administrative fines and penalties, damages, imprisonment, and exclusion from participation in federal health care programs.

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

Regulation of medical and wellness products

Certain of the products available through our platform, including prescription pharmaceuticals, over-the-counter drugs, prescription medical devices, over-the-counter medical devices, wellness products, cosmetics, and dietary supplements, and the third-party suppliers and manufacturers of these products (“Manufacturing Suppliers,”) which manufacture and/or supply certain of our products or product ingredients, including compounded glucagon-like peptide-1 receptor agonists (“GLP-1s”), to the Pharmacies, are subject to extensive regulation by the FDA and international, federal, state, and local authorities. These authorities enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, marketing, packaging, sterilization, storage, and distribution of products and the components of those products.

The Federal Food, Drug and Cosmetic Act (“FDCA”), and FDA’s implementing regulations, set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, advertising, and promotion of many of the products offered on our platform. FDA enforces regulations to ensure that the methods used in, and the facilities and controls used for, the manufacture, processing, packaging and holding of drugs conform to current good manufacturing practice (“cGMP”). The cGMP regulations are comprehensive and cover all aspects of manufacturing operations, from receipt of raw materials to finished product distribution, and are designed to ensure that the finished products meet all the required identity, strength, quality and purity characteristics. Compliance with cGMP includes adhering to requirements relating to organization and training of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, quality control and quality assurance, packaging and labeling controls, holding and distribution, laboratory controls, and records and reports. If, after receiving approval, a company makes a material change in manufacturing equipment, location, or process (all of which are, to some degree, incorporated in the NDA), additional regulatory review and approval may be required. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. Although we periodically monitor the FDA compliance of our third-party manufacturers, we cannot be certain that our present or future third-party manufacturers will consistently comply with cGMP and other applicable FDA regulatory requirements. Regulatory and/or legal enforcement actions against our third-party manufacturers by the FDA or other federal, state, or foreign enforcement authorities could have material adverse consequences on our business or its operations.

In the future, we may offer prescription drug products that are regulated as controlled substances on our platform. The Drug Enforcement Administration (“DEA”) is the U.S. federal agency responsible for domestic enforcement of the federal Controlled Substances Act of 1970 (“CSA”) and similar state and foreign laws based on the drug’s potential for abuse, among other factors. The DEA classifies controlled substances into five schedules. Schedule I substances have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be classified as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. Entities must register annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. The DEA periodically inspects facilities for compliance with its rules and regulations. For all controlled substances, there are potential criminal and civil penalties that apply for the failure to meet applicable legal requirements, and, in general, healthcare professionals may be required to have a federal and/or state license in order to handle, prescribe, or dispense controlled substances.

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

Furthermore, certain of the products available through the Hims & Hers platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product labeling or are otherwise marketed under a “monograph,” which establishes conditions such as the active ingredient, uses, doses, routes of administration, labeling, and testing, for over-the-counter drugs. Healthcare providers, including Providers prescribing on our platform, are permitted to prescribe drugs offered on the platform for “off-label” uses (i.e., uses not approved by the FDA and not described in the product’s labeling) because the FDA generally does not regulate the practice of medicine. While Providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. For example, in September 2025, the FDA issued warning letters to approximately 50 companies that market compounded GLP-1 products regarding the promotion of such products. We received two such warning letters from the FDA regarding certain of our compounded semaglutide GLP-1 products, to which we timely responded. In February 2026, the FDA issued a statement (the “FDA Statement”) indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. We were directly named in the FDA Statement. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes. See Part I, Item 1A: “Risk Factors—Risks Related to Our Business—If we are unable to expand or maintain the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.”

Our advertising and promotional activities are subject to federal and state laws and regulations. FDA regulations relating to the advertising and promotion of prescription and over-the-counter drugs, including prescription compounded drugs, require that promotional materials for prescription drugs not be false or misleading. Failure to comply with FDA requirements can result in a prescription drug being deemed misbranded under the FDCA. Misbranding a drug in interstate commerce is a prohibited act and can result in regulatory and/or legal enforcement actions, including the issuance of an untitled letter or warning letter, injunctions, or in extreme instances, criminal prosecution. In addition, misleading promotional statements and practices, or allegations thereof, can lead to private litigation under federal and state consumer protection and unfair trade practices laws, including the Lanham Act and similar state laws.

In the United Kingdom and the European Union, the regulatory framework is distinct from the U.S. regime and is governed by a combination of EU directives/regulations, national laws, and guidance from regulatory authorities such as the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom and the European Medicines Agency (“EMA”) in the European Union, and local competent authorities in member states.

Prescription medicines and over-the-counter drugs must comply with Directive 2003/94/EC (for medicines) in the European Union, and the Human Medicines Regulations, 2012 in the United Kingdom. Manufacturers and suppliers must be licensed and are subject to regular inspections by the MHRA (UK) or national competent authorities (EU). Non-compliance can result in suspension or revocation of licenses, product recalls, fines, or criminal prosecution.

The promotion of prescription-only medicines to the general public is strictly prohibited in both the United Kingdom and European Union under the Human Medicines Regulations 2012 (UK) and Directive 2001/83/EC (EU). However, online pharmacies and telehealth providers are permitted to promote their services, including medical consultations for specific conditions (e.g., erectile dysfunction), provided they comply with applicable regulatory authority guidelines and do not promote specific prescription medicines to the public. In the United Kingdom, the MHRA has published detailed guidance on the advertising of medicines and the operation of online pharmacies. Non-compliance can result in compliance letters, regulatory action, or, in serious cases, criminal prosecution. The MHRA typically seeks to resolve issues through engagement before taking enforcement action.

While healthcare professionals in the United Kingdom and European Union may prescribe medicines for off-label uses where clinically justified, the promotion of off-label uses by manufacturers or suppliers is prohibited. Any such promotion may result in regulatory action by the MHRA or national authorities.

In Canada, the regulatory framework applicable to prescription pharmaceuticals, over‑the‑counter drugs, medical devices, cosmetics, and natural health products is similar to the U.S. regime and is governed primarily by the Canadian Food and Drugs Act and its implementing regulations, which are administered by Health Canada. Manufacturers, importers and distributors are generally required to hold appropriate licenses and are subject to inspections and enforcement action. Non‑compliance may result in recalls, license suspension or revocation, fines, or criminal prosecution.

The advertising and promotion of prescription drugs to the general public in Canada is highly restricted. While healthcare professionals may prescribe medicines for off‑label uses where clinically appropriate, the promotion of off‑label uses is prohibited. More generally, it is prohibited to promote the name of a drug and the condition it treats in direct‑to‑consumer advertising and/or to make any product claims. Non‑compliance may result in regulatory action by Health Canada or other authorities.

The dispensing of prescription medicines and the operation of pharmacies in Canada are regulated at the provincial and territorial level and are subject to oversight by pharmacy regulatory authorities. These regulations govern pharmacy licensing, prescription fulfillment, compounding, and distribution.

Regulation of compounded drugs

Certain of the products that are or have been available through our platform are compounded drug products under Section 503A or Section 503B of the FDCA, which provide exemptions from the requirements for preapproval to market a new drug and labeling with adequate directions for use. To market our products under these exemptions, we must comply with the applicable requirements.
Section 503A permits compounding of a drug that is not “essentially a copy” of a commercially available (or FDA-approved) drug product by a licensed pharmacist or a licensed physician based on receipt of a valid prescription for an individual patient or limited quantities before receipt of a valid prescription if certain conditions are met. 503A pharmacies may only compound using bulk drug substances that comply with the standards of an applicable United States Pharmacopoeia (“USP”) or National Formulary monograph, if a monograph exists, and the USP chapter on pharmacy compounding. If a monograph does not exist, the bulk drug substances must be components of FDA-approved drug products or appear on FDA’s list of bulk drug substances that can be used in compounding. Compounding under 503A is primarily regulated by state pharmacy laws and regulations governing pharmacy operations. 503A pharmacies are not subject to current cGMP requirements, and these facilities are not inspected by FDA. These state laws and regulations often include specific requirements for compounding operations, including requirements for licensing of pharmacists, pharmacy technicians and pharmacies, supervision and training, inspections, sterility assurance, and recordkeeping, among other requirements. State regulations are updated periodically, generally under the jurisdiction of individual state boards of pharmacy. Failure to comply with the state pharmacy regulations of a particular state could result in a pharmacy being prohibited from operating in that state, financial penalties and/or becoming subject to additional oversight from that state’s board of pharmacy. In addition, many states are considering imposing, or have already begun to impose, more stringent requirements on compounding operations.

We may also offer access to drugs compounded by facilities referred to as 503B outsourcing facilities, including MedisourceRx. Under Section 503B, outsourcing facilities may compound drugs without an individual patient prescription. Outsourcing facilities must be registered with FDA and are subject to cGMP requirements and regular FDA inspections. Section 503B also includes requirements regarding adverse event reporting, use of bulk drug substances, and prohibitions on wholesaling and compounding “essentially a copy” of an FDA approved drug, unless the drug is on FDA’s Drug Shortage List at the time of compounding, distribution, and dispensing, or the bulk drug substance appears on FDA’s list of bulk drug substances for which there is a clinical need.

Sections 503A and 503B also prohibit compounding of drug products that present “demonstrable difficulties for compounding.” However, FDA must publish a list of such drugs, through notice and comment rulemaking, before implementing this rule. Stakeholders may request that FDA add drug products or categories of drug products to its “Demonstrable Difficulties for Compounding List,” and the manufacturers of certain FDA-approved GLP-1 products have requested FDA add semaglutide and tirzepatide to the list. While FDA has never finalized the list for any drug products, if FDA were to add drug products that we compound to, and finalize, the list, we could no longer compound these products.

We currently only use 503A compounding pharmacies for the fulfillment and dispensing of compounded GLP-1 products, which limits our current use of 503B outsourcing facilities and may constrain our ability to meet customer demand, which could adversely affect our results of operations.

While we believe the compounded drug products available through our platform meet the applicable requirements for exemption under the FDCA, if the FDA were to determine that such products do not meet the requirements for exemption, the FDA could subject us, the Pharmacies, Partner Pharmacies, Affiliated Medical Groups, Providers, Facilities, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. In December 2025, our Outsourcing Facility received a warning letter noting the failure to submit an adverse event report and a deficiency with the Outsourcing Facility’s procedures for reporting adverse events in violation of Section 503B of the FDCA, to which we timely responded. We have taken and continue to take corrective and preventative actions to address the FDA’s observations. However, there can be no assurance that the FDA will be satisfied with the adequacy of our responses. Other federal, state, or foreign enforcement authorities might also take action against us or the Pharmacies, Partner Pharmacies, Affiliated Medical Groups, Providers, Facilities, or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements, which could include disciplinary sanctions, suspension or revocation of licenses we need to operate, or financial penalties.

In the United Kingdom, compounded GLP-1 injectables may be offered only where a patient has a special clinical need that cannot be met by a licensed product or dose. Supply is regulated under the Human Medicines Regulations 2012, with strict conditions: products must be supplied in response to an unsolicited order, based on a prescriber’s prescription, and for a documented clinical need. Advertising of unlicensed products is prohibited, though compounding services may be referenced. Manufacture must be by a holder of a Manufacturer’s Specials Licence or a registered pharmacy, with full records maintained and available to the MHRA.

In Canada, compounded GLP‑1 injectable medicines may be prepared only where a patient has a specific clinical need that cannot be met by a Health Canada–authorized product or available strength, or where an authorized product is not commercially available, such as during a shortage. Supply is regulated under the Food and Drugs Act and Food and Drug Regulations, together with Health Canada’s Policy on Manufacturing and Compounding Drug Products in Canada (POL‑0051), with strict conditions: products must be prepared for an individual, identified patient, based on a prescriber’s prescription, and supported by a documented therapeutic need. Advertising of compounded or otherwise unauthorized drug products is prohibited, though pharmacies may refer generally to the availability of compounding services. Compounding must be carried out by regulated pharmacy professionals under provincial or territorial authority, or by establishments holding a Drug Establishment Licence where activities meet the definition of fabrication or manufacturing, with full records maintained and available to Health Canada and provincial regulators.

API requirements

Our Peptide Facility (and related assets) presents regulatory requirements to which we have not previously been subject. Once we have commenced commercial operations, these operations will be subject to provisions governing FDA-registered manufacturers of active pharmaceutical ingredients (“API”), as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API. We have limited experience with this operational area.

Laboratory testing and related sample collection kit requirements

With respect to our expansion into laboratory testing services, we are subject to new licensure and certification requirements and federal, state, and local laws and regulations applicable to laboratory testing including the FDCA, the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), and similar state laws. We are also subject to additional oversight by various regulatory agencies, including the Centers for Medicare & Medicaid Services (“CMS”) and the FDA within the United States Department of Health and Human Services (“HHS”) on the federal side, as well as state and local departments of health and other state-based agencies responsible for regulating clinical laboratory testing and billing within the jurisdictions where we will conduct laboratory testing and, in some cases, by the states from which we accept specimens for testing. We may also be subject to additional state licensure requirements applicable to entities engaging in the manufacture and/or distribution of prescription medical devices and products depending on how we integrate the laboratory services into our current customer offerings.

In addition, certain of our workflows involve the use of at-home sample collection kits that we make available to customers. Depending on their design, components, intended use, labeling, and claims, these kits or individual kit components may be regulated as medical devices under the FDCA. Some kits may be classified as prescription devices, may require FDA premarket review such as 510(k) clearance, de novo classification, or premarket approval, or may fall within exemptions from such requirements. In some instances, it may not be clear whether a particular kit used by us or supplied by a third-party manufacturer requires FDA premarket review, whether an existing authorization is held by us or by a supplier, or whether the kit is being used consistent with the intended use reflected in any applicable clearance, authorization, or exemption.

We also use third-party manufacturers and suppliers for certain sample collection kits and kit components. When kits are sourced from external suppliers, their regulatory status may depend on the supplier’s own clearances or exemptions and on the supplier’s labeling, instructions for use, and design specifications. If a supplier modifies a kit, changes its intended-use labeling, discontinues production, or adjusts its manufacturing practices, we may need to evaluate and, where appropriate, validate alternative kits, update workflows or customer instructions, or integrate new components into our processes. The qualification and implementation of alternative kits can require updates to laboratory procedures, customer instructions, or logistics operations, and, in some circumstances, may involve coordination with regulatory authorities where premarket review requirements apply.

On May 6, 2024, the FDA published a final rule adopting its proposal to regulate laboratory-developed tests (“LDTs”), which are tests designed, developed, and performed in-house by a single CLIA-certified laboratory, as medical devices under a multi-year phase-in framework. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the 2024 final rule, concluding that LDTs developed and used within a single clinical laboratory fall outside FDA’s statutory jurisdiction. The FDA did not appeal the ruling, and the final rule was rescinded on September 19, 2025. At this time, it remains uncertain whether or how the FDA may seek to regulate LDTs that are developed across multiple laboratories, used outside traditional clinical settings, or offered through digital-health or direct-to-consumer channels such as those made available on our platform. Legislative proposals have also periodically sought to clarify or expand FDA’s authority over LDTs, and future statutory or regulatory developments may shape FDA’s approach to oversight of LDTs and related components.

We may become subject to FDA premarket review pathways—including 510(k) clearance, de novo classification, premarket approval, or other device-related requirements—in connection with certain products used or distributed through our platform. These may include the tests themselves, sample collection devices, ancillary testing components, or other tools integrated into our laboratory workflows. The applicability of these requirements continues to evolve as the regulatory landscape for diagnostics, LDTs, and at-home testing components develops. Additionally, FDA may revise its regulations, policies, or guidance in response to new legislation or judicial decisions.

Similar regulatory frameworks govern diagnostic products and laboratory operations in other jurisdictions where we operate or may operate in the future. National and regional health authorities outside the United States may impose device-related, laboratory-licensure, data-handling, or diagnostic-testing requirements applicable to our offerings, including those conducted through our recently acquired laboratory business. These regulatory regimes vary by jurisdiction and may affect how certain laboratory-developed assays, diagnostic tools, or sample-collection components are validated, performed, or made available to customers.

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

Additionally, we are subject to the General Data Protection Regulation (“GDPR”) with respect to our operations in Germany, the Republic of Ireland, and France. In the United Kingdom, the GDPR applies as retained and amended in United Kingdom law. The GDPR became effective in the European Union (“EU”) on May 25, 2018. Under both the EU GDPR and UK GDPR, data protection authorities have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain UK-specific provisions and derogations the GDPR into UK law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior, are subject to the UK GDPR. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and may lead to significant compliance and operational costs. Additionally, in July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework. In October 2023, the United Kingdom Government adopted a similar adequacy decision for the UK-United States Data Bridge. However, these adequacy decisions do not foreclose, and continue to face, legal challenges.

In Canada, provincial privacy laws concerning health information vary in their coverage and application. For example, Ontario’s Personal Health Information Protection Act and Quebec’s Act respecting Health and Social Services Information regulate, in particular, group practices and private health facilities, while British Columbia’s Personal Information Protection Act governs private-sector organizations, including physician practices. In contrast, Alberta’s Health Information Act applies directly to health professionals who are members of a regulatory college, rather than corporations. The specific responsibilities for companies such as ours are determined by provincial law and contractual arrangements with health professionals. While there are no statutory prohibitions on storing patient data outside of Canada, Quebec maintains a stringent regime with respect to data residency and cross-border transfers.

New regulatory requirements

In February 2026, we announced a definitive agreement to acquire Eucalyptus, an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. We expect the acquisition to close in the middle of 2026. We have not previously operated in Australia or Japan. Upon the closing, we will be subject to new regulatory requirements in each new jurisdiction.

Marketing

We are building a trusted brand focused on empowering consumers to feel great by providing modern personalized health and wellness experiences to consumers to address their health and wellness needs. From our launch, we have used a diverse marketing strategy to reach our customers. We advertise on digital media, social media, television, radio, out-of-home media, and various other media channels. We believe advertising in a diversified set of media channels, in compliance with applicable laws, is important to prevent overreliance on any single channel and to maximize the exposure of our brands to our desired customers. We also reach our customers through our own social media accounts, press coverage and public relations, internally developed educational and lifestyle content, presence in brick-and-mortar retail stores, and physical brand advertising campaigns. This overall strategy drives significant customer traffic to our platform, including direct type-in traffic and organic online search traffic.

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

Human Capital Management

People and Culture

At Hims & Hers, we are focused on providing an exceptional experience to our employees, while focusing on serving our customers. Our team is central to our mission to help the world feel great through the power of better health. We believe that celebrating varied approaches and perspectives allows us to better meet the challenge of providing access to affordable, accessible, personalized health and wellness solutions that work for everyone. We continue to look for intentional ways to expand our programs and initiatives to not only attract, develop, and retain top talent, but also to center the well-being of our people.

We strive to hire the best and brightest talent across the industry with a focus on individuals determined to improve access to health and wellness solutions for millions. As of December 31, 2025, our team was comprised of 2,442 employees across various functions.

We have had an official remote-first policy for all corporate functions since June 2020. We have heavily invested in the software, tools, and culture that allow our company to be a leading force in the new remote-work environment. Not only has this allowed us to maintain and enhance our commitment to quality, our management team believes it has also provided a competitive advantage by attracting diverse talent and garnering new geographic exposure. We prioritize hiring team members with a variety of lived experiences, and we believe we get the benefit of more multi-faceted and nuanced insight into the customers we serve. This also ensures that our internal community reflects our vision for a human-centered workforce.

We aim to create an environment of mutual trust, confidence, and inclusion to provide opportunity for growth and recognition, with the ultimate goal of helping more customers feel great through providing access to better health and wellness solutions. We are a company with a growth mindset. To that end, we gauge our employees’ level of engagement and satisfaction through ongoing engagement surveys. We leverage these surveys to gather information to ensure we hear directly from our employees on their personal work experiences and how we can continue working to manifest our value set. We evaluate the data obtained through employee feedback to architect learning pathways and experiences that are truly valuable to our employees. We have regular people manager training as well as effective communication training across the organization. We are continually working to improve our processes and policies to align with our growing and evolving workforce.

Further, we have committed to, and formalized, employee development programs that are focused on feedback, coaching, and employee development. Programming includes a formalized performance review process, a self-evaluation process, peer-evaluation process, and a manager self-evaluation process, together with training and resources on how to approach these evaluations.

We also offer our employees a holistic total rewards package with premier benefit and well-being programs intended to fit the needs of our employees and their family members. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, employee assistance programs, short-term and long-term disability coverage, life insurance, and certain fertility benefits. We offer a 401(k) Savings Plan and the ability to participate in our Employee Stock Purchase Plan to all U.S. employees. The majority of our employees are eligible for equity awards, depending on function, to align incentives and provide the opportunity to share in the Company’s financial success. Our paid time off programs enable and encourage our workforce to enjoy personal time away from their job responsibilities. We also offer generous parental leave benefits for eligible employees as well as a variety of perks including backup childcare, family forming resources, fitness, and coworking space reimbursements, providing support for our employees’ needs.

Commitment to highest standards of provider quality

In addition to our employees, as of December 31, 2025, 1,586 medical providers located throughout all 50 states in the United States provided services on the Hims & Hers platform through the Affiliated Medical Groups. All credentials, licenses, and qualifications of these medical professionals are cross-checked against federal, state, and other agencies. The Affiliated Medical Groups implement comprehensive processes, to ensure adequate clinical skill and quality. Only the most qualified applicants are approved by the Affiliated Medical Groups to provide consultations on the Hims & Hers platform. This rigor in provider selection ensures a strong culture of high standards focused around improving health and wellness outcomes for our customers.

In Canada, as of December 31, 2025, approximately 30 licensed healthcare providers delivered healthcare services through the Hims & Hers platform. These providers must maintain active registration in good standing with applicable provincial or territorial regulators, and are subject to credential verification and quality review. This oversight framework is intended to support consistent clinical standards and positive health outcomes for Canadian customers.

In the United Kingdom and the European Union, we employ or engage physicians through our UK and Irish subsidiaries. All clinicians employed by or contracted through our UK subsidiaries to provide telehealth consultations and related services are registered with the applicable professional regulatory body for medical practitioners.

Competition

Consumers have historically accessed the healthcare system in the U.S. through an antiquated model focused around brick-and-mortar healthcare providers and cost coverage through commercial and government payor programs. At the same time, many consumers are not aware of the relative affordability, convenience, and accessibility of care through telehealth. Much of our marketing efforts since our founding have thus focused on consumer education around these capabilities and the underlying conditions that providers on our platform can help treat. The increasing penetration of telehealth implies that there is a significant market opportunity as consumers continue to shift their behavior.

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

•In direct-to-consumer healthcare, our competition is largely fragmented and consists of many competitors that are smaller in scale and/or are more niche in focus with respect to the conditions they treat. Within parts of the sexual health, weight loss, menopause, testosterone, hair loss, and comprehensive laboratory testing markets, we also compete mostly with private organizations with similar product offerings for consumers and/or similar pharmacological capabilities, including compounding capabilities. Additionally, we compete with certain traditional pharmaceutical companies that offer prescription products through direct-to-consumer or digitally enabled channels.

•In telehealth and health and wellness management, we compete with other providers that are larger in scale and generally provide telehealth on behalf of self-insured employers and insurance plans. Within parts of the behavioral health market, we also compete with public and private organizations with similar product offerings for consumers.

Intellectual Property

Our ability to obtain and maintain intellectual property protection for our proprietary technology platform, preserve the confidentiality of our trade secrets, and operate without violating the intellectual property rights of others is important to our success. We have a number of measures to protect our intellectual property and brand, including trademarks, patents, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements, to establish and protect our proprietary rights. Despite these efforts, there can be no assurance that we will adequately protect our intellectual property.

Hims & Hers owns or is licensed to use valuable intellectual property, including trademarks, service marks, patents, copyrights, trade secrets, and other proprietary information. We consider the trademarks “HIMS,” “HERS,” “H,” “HIMS & HERS,” and “ZAVA” to be of material importance to our business. Depending on the jurisdiction, trademarks, and service marks generally are valid as long as they are used and/or registered. Patents, copyrights, and licenses are of varying durations. In addition, we have registered and maintain numerous Internet domain names, including “www.hims.com” and “www.forhers.com.”

Additional Information

Our products and services are available through the following websites: www.hims.com, www.forhers.com, www.forhims.co.uk, www.hims.ca, www.forhers.ca, www.forhers.co.uk, www.zavamed.com, and www.sprechstunde.online. We use our websites at hims.com and forhers.com; our investor relations website at investors.hims.com; our news website at news.hims.com; our and Andrew Dudum’s X accounts at x.com/wearehims, x.com/wearehers, x.com/himsherscomms and x.com/AndrewDudum; and our LinkedIn accounts at linkedin.com/company/hims-&-hers and linkedin.com/showcase/h-h-corporate-affairs as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We make available free of charge at the Investor Relations section of the hims.com website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website located at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. The information on our websites and social media accounts is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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
•Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed.
•Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.
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
•We have been, and in the future may be, subject to actions and public statements by U.S. federal and state government officials and agencies, which could materially and adversely affect our business, financial condition, results of operations and reputation.
•From time to time we are subject to legal and regulatory proceedings and inquiries in the ordinary course of business, which can include intellectual property disputes or claims relating to our marketing or sale of products, any of which may be costly to defend and could materially harm our business and results of operations.
•Disruption to our global supply chain, including as a result of evolving laws and regulations, can impact our operations in ways that may be difficult to predict or control, may require us to modify or discontinue certain supplier relationships, sourcing strategies, or operational processes, and may result in delays in product availability, increased costs for compliance or alternative sourcing, or the need to shift to different third-party partners. The breadth and scale of our operations increase the complexity and extent of our compliance and regulatory obligations.
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
•The market price of our Class A common stock has been and may continue to be volatile.

Risks Related to Our Business

We have experienced rapid growth in recent fiscal years and expect to continue to invest in our growth for the foreseeable future. High levels of growth may not be achieved in future periods and may not generate a corresponding improvement in our results of operations.

We have experienced a period of rapid growth in our revenue, operations and headcount in recent fiscal years. We grew our revenue from $872.0 million for the year ended December 31, 2023, to $1,476.5 million for the year ended December 31, 2024, to $2,347.6 million for the year ended December 31, 2025. Our number of employees has also increased significantly over the last few years, from 1,046 employees as of December 31, 2023 to 2,442 employees as of December 31, 2025. We have also completed multiple acquisitions, expanded into new specialties, geographies, and markets, and significantly increased the size of our customer base.

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

We anticipate that we will continue to significantly expand our operations and headcount in the near-to-medium term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to continue to manage this growth effectively and execute our business plan. There can be no assurance that these efforts will be successful or that we will not encounter operational difficulties that may have a negative impact on growth and profitability. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new products or services, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

If we are unable to expand or maintain the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, laboratory testing services, and certain prescription products that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing, we need to maintain and continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, including disruptive technologies by market participants, including us, can quickly make our products and services obsolete and unmarketable. Additionally, changes in laws and regulations (or interpretation or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect.

For example, in May 2024, we began providing access to compounded injectable semaglutide, a GLP-1, on our platform as part of our weight loss specialty. GLP-1s are subject to elevated consumer demand, foreign, federal and state-specific regulatory limitations, limited manufacturing capacity and potential supply chain disruptions, all of which could affect our ability to provide continuing access to such GLP-1s. Increasing consumer demand could further increase prices and/or constrain supply. If regulatory or market conditions change, or we are unable to meet our customers’ demand for our offerings, or if they do not otherwise meet customer expectations, our brand, reputation and results of operations could be adversely affected.

The evolving regulatory landscape has also impacted our ability to continue offering access to such products. For example, in the United States, all doses of semaglutide branded under Ozempic and Wegovy became listed as available on the FDA’s shortage list as of October 30, 2024. On February 21, 2025, the FDA resolved the semaglutide shortage. Resolution of the shortage limits our ability to use 503B outsourcing facilities to provide access to compounded semaglutide on our platform. The regulatory landscape applicable to GLP-1s continues to rapidly evolve. In February 2026, the FDA issued a statement (the “FDA Statement”) indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. We were directly named in the FDA Statement. Also in February 2026, the General Counsel of HHS issued a statement on X indicating that HHS had referred the Company to the Department of Justice (the “DOJ”) for investigation for potential violations of the FDCA and applicable Title 18 provisions. At this time, it is unclear what actions the FDA, HHS, or DOJ may take; however, any such actions could require significant resources to address and may result in reputational harm, operational disruptions, or increased costs. Any restrictions on compounding, or marketing of compounded, GLP-1s may adversely impact our financial condition, cash flows and results of operations.

Any new offerings or product or service enhancements that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the market acceptance necessary to generate sufficient revenue. In addition, any failure, or perceived failure, by us to comply with any foreign, federal, state, or local laws or regulations with respect to any new offering or product or service enhancement could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions against us by governmental entities, consumers, suppliers, competitors, or others or other liabilities that may require us to change our operations and/or cease offering certain products or services. Moreover, even if we introduce new offerings, we may experience a decline in revenue of our existing offerings that is not offset by revenue from the new offerings. In addition, we may lose existing customers who choose a competitor’s products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

If we are unable to successfully market to new customers and retain existing customers, or if evolving privacy, healthcare, or other laws or regulations prevent or limit our marketing activities, our business, financial condition, and results of operations could be harmed.

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers a technology-driven platform to access telehealth consultations with Providers, who may prescribe customers certain prescription medications or order laboratory tests. Unless we are able to attract new customers, retain existing customers, and maintain our wholesale partnerships, our business, financial condition, and results of operations may be harmed.

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

Changes to social networking, advertising platforms’ or mobile device or other operating systems’ terms of use; terms of service or traffic algorithms that limit promotional communications or impose restrictions that would limit our ability or our customers’ ability to send communications through their platforms; disruptions or downtime experienced by these platforms; or reductions in the use of or engagement with social networking or advertising platforms by customers and potential customers could also harm our business. Additionally, changes in regulations or the business practices of third parties could limit our ability, and the ability of search engines and social media platforms, to collect data from users and engage in targeted advertising, which could negatively impact the effectiveness of our digital marketing. For example, in 2025, Meta implemented changes to the use of certain types of health-related data for ad targeting purposes. The regulation of the use of cookies and other current online tracking and advertising practices, or a loss in our ability to make effective use of services that employ such practices, could adversely affect our business if we are unable to adjust our marketing practices accordingly. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media, emails, and text messages could also cause reputational damage and adversely affect our business.

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

We use third-party social media platforms as part of our marketing strategy. For example, our brands maintain Instagram, Facebook, YouTube and TikTok accounts. We also maintain relationships with many social media influencers and engage in sponsorship initiatives. As existing e-commerce and social media platforms continue to rapidly evolve and new platforms develop, we expect to maintain a presence on these existing platforms and an important part of our marketing strategy is to establish and maintain a presence on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, if the social media platforms we use change their policies or algorithms, or if evolving laws and regulations limit how we can market through these channels, if at all, we may not be able to fully optimize our use of such platforms and our ability to retain current customers and acquire new customers may suffer. Any such failure could adversely affect our reputation, revenue, and results of operations.

In addition, an increase in our use of social media for product promotion and marketing may increase the burden on us to monitor compliance of such materials, and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations. For example, in some cases, the Federal Trade Commission has sought enforcement action where an endorsement has failed to clearly and conspicuously disclose a financial relationship or material connection between an influencer and an advertiser. FDA may also bring enforcement actions for false or misleading advertising and promotion of prescription drugs, including compounded drugs, and medical devices. In recent years, FDA has issued multiple untitled letters related to false or misleading promotion by influencers and/or using social media and is increasingly focused on claims made in direct-to-consumer advertisements. Although we contract with and monitor our influencers’ posts on social media, they may fail to comply with our content-related requirements, and if we were held responsible for any false, misleading, or otherwise unlawful content of their posts or their actions, we could be fined or subjected to other monetary liabilities or required to alter our practices, which could have an adverse impact on our business and reputation.

A failure to accurately identify promising influencers to use and endorse our offerings or a failure to enter into cost-effective influencer arrangements may have an adverse effect on our reputation or business. Moreover, the cost to enter into arrangements with influencers may increase over time, which could have an adverse impact on our financial condition and results of operations.

Promoting prescription medicines via influencers is strictly prohibited in the United Kingdom, the European Union, and Canada. Regulators have increased scrutiny of social media posts, sponsored content, and discount codes that illegally advertise prescription medicines to the public, particularly for high-profile prescription medicines such as weight-loss treatments. Influencer endorsements for prescription medicines constitute a breach of advertising law and can lead to investigations, compliance notices, and enforcement actions. While over-the-counter (OTC) medicines and medical devices may be promoted using influencers, this is only permitted under strict advertising and disclosure rules. The promotion of prescription medicines is restricted to communications directed at healthcare professionals, not the general public. Any failure to comply with applicable advertising, promotion, or disclosure laws in these jurisdictions could subject us to regulatory investigations, fines, reputational harm, and restrictions on our marketing activities.

In order to maintain and grow our business, we must maintain credibility and confidence among customers, analysts, investors, and other parties in our long-term financial viability and business prospects. In particular, our offerings, business, results of operations, and statements and actions of our company and management are subject to significant amounts of commentary by a range of third parties. Negative commentary or publicity regarding our business, the industry in which we operate, our offerings, members of our management team, or influencers who endorse our products and other third parties who are affiliated with or endorse us, may also be posted on social media platforms or appear in other media. Influencers with whom we maintain endorsement arrangements could engage in behavior or use their platforms to communicate with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect our reputation. Any such commentary could impact our reputation or brand and affect our ability to attract and retain customers, which could have a material adverse effect on our business and results of operations.

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

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing customers, Providers, strategic partners, Partner Pharmacies, and other suppliers, and to our ability to attract new customers, Providers, strategic partners, Partner Pharmacies, and other suppliers. The promotion of our brand requires us to make substantial investments, and we anticipate that, given the highly competitive nature of our market, these marketing initiatives may become more challenging to execute successfully and increasingly expensive. Brand promotion and marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet the expectations of our customers, Providers, or partners, could harm our reputation and brand and make it substantially more difficult for us to attract new customers, Providers, and partners. (See “–Use of social media and influencers may materially and adversely affect our reputation or subject us to fines or other penalties”). Additionally, unexpected side effects or safety or efficacy concerns with our offerings, including compounded injectable semaglutide or GLP-1s as a class, significant changes in demand, litigation or regulatory proceedings and investigations, negative publicity, recalls, pressure from existing or new competitive products, or changes in labeling or pricing for these medications, could materially impact our reputation, which could negatively affect our business, stock price, prospects, and/or our results of operations. If we do not successfully maintain and enhance our reputation and brand recognition in a cost-effective manner, our business may not grow and we could lose our relationships with customers, Providers, and partners, which could harm our business, financial condition, and results of operations.

The failure of our offerings to achieve and maintain market acceptance could result in us achieving revenue below our expectations, which could cause our business, financial condition, and results of operations to be materially and adversely affected.

Our current business strategy is highly dependent on our platform and offerings achieving and maintaining market acceptance. Market acceptance and adoption of our business model and our offerings may depend on educating potential customers who may find our offerings useful, as well as potential partners, suppliers, and Providers, as to the distinct features, ease-of-use, positive lifestyle impact, cost savings, and other perceived benefits of our offerings as compared to those of competitors. If we are not successful in demonstrating to existing and potential customers the benefits of our offerings, our revenue may decline or we may fail to increase our revenue in line with our forecasts.

Achieving and maintaining market acceptance of our model and our offerings could be negatively impacted by many factors, including:
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

In addition, our business model and the offerings we make available may be perceived by potential customers, Providers, suppliers, and partners to be less trustworthy or effective than traditional medical care or competitive telehealth options, and people may be unwilling to change their current health regimens or adopt our offerings. Consumers who have healthcare insurance coverage may not wish to use our platform to access healthcare services or products for which insurance reimbursement is not available. Moreover, we believe that Providers can be slow to change their treatment practices or approaches because of perceived liability risks or distrust of departures from traditional practice. Accordingly, we may face resistance to our offerings from brick-and-mortar Providers.

The market for our model and services is relatively new, rapidly evolving, and increasingly competitive, as the healthcare industry in the United States is undergoing significant structural change and consolidation, which makes it difficult to forecast demand for our offerings.

The market for our model is relatively new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including the utilization and integration of artificial intelligence in our offerings, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings (including compounded offerings), customer success on our platform, or our market as a whole could limit market acceptance of our business model and offerings. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of Providers and healthcare organizations to partner with us, increase their use of telehealth and pharmaceutical compounding, and our ability to demonstrate the value of our technology to Providers, as well as our existing and potential customers. If Providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our offerings may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth and artificial intelligence could limit market acceptance of our business model and offerings.

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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to continue to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of the Facilities, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as artificial intelligence, that we are unable to similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

The markets for healthcare and technology are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers, pharmacies, pharmaceutical companies, clinical laboratories, large retailers that sell non-prescription products, including, for example, over-the-counter medical devices, nutritional supplements, vitamins, and hair care treatments, as well as technology companies entering into the health and wellness industry. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare or healthcare technology. Our competitors further include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, pharmaceutical companies that have entered the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers and technology companies. We may also increasingly be viewed by pharmaceutical companies as competing with them as customers seek out personalized solutions. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, or significantly greater resources than we do, or may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has occurred and may continue to occur in our industry. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies, or services to increase the availability of their solutions in the marketplace. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements and may have the ability to initiate or withstand substantial price competition.

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
•price and affordability;
•personalization;
•brand recognition;
•long-term outcomes;
•breadth and efficacy of offerings;
•perceived and actual product quality and safety;
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

Through our platform, our customers gain access to one or more licensed Providers, including physicians, physician assistants, nurse practitioners, and behavioral health providers for telehealth consultations conducted by video, phone, and/or store-and-forward technology. These Providers are employed by or contracted with Affiliated Medical Groups. We enter into certain contractual arrangements with the Affiliated Medical Groups and their provider owners, including an administrative services agreement with each Affiliated Medical Group for the exclusive provision by us of non-clinical services and support for the Affiliated Medical Groups. While we expect that these relationships with the Affiliated Medical Groups will continue, we cannot guarantee that they will. We believe that our arrangements with the Affiliated Medical Groups have been structured to comply with applicable law and allow the Providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the Affiliated Medical Groups to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the Affiliated Medical Groups, whether resulting from a dispute, a change in government regulation or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our customers and could have a material adverse effect on our business, financial condition and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on Providers, which could discourage professionals from entering into arrangements with the Affiliated Medical Groups and using our platform and could result in lawsuits by Providers against the Affiliated Medical Groups and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences, and have been the subject of a recent increase in focus and action by a number of state legislatures. More restrictive treatment of healthcare professionals’ relationships with non-professionals such as our company in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business entails the risk of professional liability claims against the Affiliated Medical Groups, the Providers they engage on our platform, our Partner Pharmacies, our Facilities (and associated personnel, including pharmacists), the third-party suppliers and manufacturers of certain products on our platform, including prescription pharmaceuticals, over-the-counter drugs, over-the-counter devices, cosmetics, and dietary supplements (collectively, “Manufacturing Suppliers”), and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful professional liability or other claims could result in substantial damage awards that exceed the limits of our insurance coverage. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand the scope of our services and the number of conditions for which we provide access to treatment. As a result, adequate professional liability insurance may not be available to the Affiliated Medical Groups, the Providers, our Facilities, our Partner Pharmacies, Manufacturing Suppliers or to us in the future at acceptable costs or at all.

Any claims made against us, our Partner Pharmacies, our Facilities (and associated personnel, including pharmacists), Manufacturing Suppliers, the Affiliated Medical Groups, and/or the Providers that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management, our Partner Pharmacies, our Facilities, Manufacturing Suppliers, Affiliated Medical Groups, and/or Providers from their respective operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, claims against us, even if covered by insurance, may adversely affect our business, brand, or reputation, and divert the attention of our management, our Partner Pharmacies, our Facilities, Manufacturing Suppliers, Affiliated Medical Groups, and/or Providers. If our customers have negative experiences on our platform as a result of the activities or quality of Providers, including any allegations of potentially unethical or illegal practices, such negative experiences could subject us to liability and negatively affect our brand, our ability to attract new customers, and our ability to retain existing customers.

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

We have made, and may in the future make, acquisitions, potential strategic transactions and investments in the United States as well as in international markets, to add employees, complementary companies, operations, products, solutions, technologies, facilities, revenue, and/or assets to our business. These transactions could be material to our results of operations and financial condition. The identification of suitable acquisition or investment candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all, and may not realize the expected benefits of any such acquisitions or investments. The process of integrating acquired companies, businesses, or technologies has created, and will continue to create, unforeseen operating difficulties and expenditures. The related areas where we face risks include, but are not limited to:
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

Acquisitions can also result in expenditures of significant cash, issuances of equity or convertible securities (which can be dilutive to our existing stockholders), the incurrence of debt, restrictions on our business, contingent liabilities, amortization expenses, or impairments of goodwill, any of which could harm our financial condition. In addition, any acquisitions or investments could be viewed negatively by customers, Providers, partners, suppliers, or investors.

Additionally, competition within our industry for acquisitions of businesses, technologies and assets is and may continue to be intense. Even if we are able to identify an acquisition or investment that we would like to consummate, we may not be able to complete the transaction on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions or investments that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate, execute and integrate acquisitions successfully, including our recently completed or announced acquisitions, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, legal, regulatory, operational, financial, and economic risks, any of which could increase our costs and hinder such growth.

Expanding our business to attract customers, Providers, and suppliers in countries other than the United States is a core pillar of our long-term growth strategy. For instance, in July 2025, we completed the acquisition of Zava, a digital health platform with operations in the United Kingdom, Germany, Republic of Ireland, France, and Spain, and in November 2025, we completed the acquisition of Medici, a digital health platform with operations in Canada. In February 2026, we announced a definitive agreement to acquire Eucalyptus, an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
•uncertain legal and regulatory requirements applicable to telehealth and prescription medication, including compounding;
•our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;
•multiple, conflicting and changing laws and regulations such as healthcare laws, marketing and consumer protection laws, tax laws, privacy and data protection laws and regulations including the use of big data analytics and artificial intelligence, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•developing and maintaining commercial relationships on favorable terms, or at all;
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

None of our call centers, Partner Pharmacies, shipping providers, contract manufacturers, AWS, nor other third-party service providers have an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these third-party service providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated, or if in the future we add additional data, call center, or pharmacy providers, we may experience costs or downtime in connection with the transfer to, or the addition of, such new providers. If these third-party service providers were to increase the cost of their services, we may have to increase the price of our offerings, and our results of operations may be adversely impacted.

We depend on a number of third parties to perform functions critical to our ability to operate our platform, generate revenue from customers, and to perform many of the related functions.

We depend on the Affiliated Medical Groups and their Providers to deliver quality healthcare consultations and services through our platform. We conduct fulfillment and distribution activities through a combination of our Facilities and Partner Pharmacies, and therefore depend on such Partner Pharmacies to provide efficient fulfillment and distribution of prescription medication and other products and services. Finally, we depend on our relationships with Manufacturing Suppliers to supply and/or manufacture certain of our products or product ingredients, including compounded GLP-1s, to the Pharmacies. We cannot control the timing, or ensure the availability, of any such offerings.

Any interruption in the availability of a sufficient number of Providers or supply from our Partner Pharmacies, our Facilities or Manufacturing Suppliers could materially and adversely affect our ability to satisfy our customers and ensure they receive consultation services and any medication that they have been prescribed. If we were to lose our relationship with one of the Affiliated Medical Groups, we cannot guarantee that we will be able to ensure access to a sufficient network of Providers. Similarly, if we were to lose our relationship with one of our Partner Pharmacies or Manufacturing Suppliers, are unable to obtain access for customers to low cost pharmaceutical products through our Partner Pharmacies, Facilities, or Manufacturing Suppliers, or one of our Partner Pharmacies, Facilities or Manufacturing Suppliers was subject to regulatory or legal enforcement, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with an Affiliated Medical Group, Partner Pharmacy or Manufacturing Supplier is terminated, or any Affiliated Medical Group, Partner Pharmacy, or Manufacturing Supplier experiences a disruption in operations, including as the result of regulatory or legal enforcement. We also depend on cloud infrastructure providers, payment processors, suppliers of prescription and non-prescription products and packaging, shipping and delivery services, and various others that allow our platform to function effectively and serve the needs of our customers. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

Disruption in our global supply chain, supply chain concentration, and changes to tax or trade policy could negatively impact our business.

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. Our ability to offer access to branded GLP-1 offerings is subject to supply chain constraints, which we expect to continue for the foreseeable future. Our compounded GLP-1 offerings may also be subject to periodic supply chain constraints. Certain of our weight loss offerings are primarily fulfilled by one supplier. If this supplier stops fulfilling purchase orders, it could significantly slow our ability to fulfill these orders until new suppliers are identified and fully onboarded and/or our internal manufacturing capabilities are expanded, which could adversely impact our results of operations and business. While we have not experienced material supply chain issues to date, the loss or disruption of such supply arrangements for any reason, including as a result of ongoing conflict arising out of the Russian invasion of Ukraine and the hostilities and conflict in the Middle East, other acts of war or terrorism, trade sanctions, inflation, health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition. From time to time, our Facilities have also experienced batch failures. While these failures have not caused a material interruption to our supply arrangements to date, a future material interruption could cause reputational damage and have a material adverse impact on our business, results of operations and financial condition.

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

The operations of our Pharmacies, Partner Pharmacies and any affiliated pharmacies are subject to extensive regulation in the United States and internationally. Such statues and regulations govern various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; compounding of prescription medications; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to various enforcement or regulatory authorities.

Many states in the United States have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. However, if the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations.

In the United Kingdom, pharmacies, pharmacists, and pharmacy technicians are regulated by the GPhC, which sets standards for the safe and effective provision of pharmacy services, including those provided at a distance (such as online and mail-order pharmacies). Pharmacies must be registered with the GPhC and are subject to regular inspections to ensure compliance with pharmacy standards, including those relating to the storage, dispensing, labeling, and distribution of medicines, as well as patient counseling and record-keeping. UK pharmacies may promote their pharmacy services, including online services, but are strictly prohibited from promoting prescription-only medicines to the general public. Advertising of pharmacy services must comply with the GPhC’s guidance and the MHRA’s guidance. Any promotion of prescription medicines must be directed only to healthcare professionals.

In Canada, pharmacies, pharmacists, and pharmacy technicians are regulated at the provincial and territorial level by pharmacy regulatory authorities. These authorities set standards for the safe and effective provision of pharmacy services, including services provided at a distance, such as online and mail‑order pharmacies. Pharmacies must be licensed or accredited by their provincial or territorial regulator and are subject to inspection to ensure compliance with applicable standards, including those relating to the storage, preparation, dispensing, labelling, distribution of medicines, patient counseling, and record‑keeping. Canadian pharmacies may promote their pharmacy services, including online services, but are prohibited from advertising prescription drugs to the general public. Any promotion of prescription medicines must be directed only to healthcare professionals and must comply with Health Canada’s advertising requirements and applicable provincial and territorial professional conduct rules.
Failure to successfully expand our capabilities, the loss, suspension or other limitation of any license held by a Pharmacy, or any failure or perceived failure by us or the Pharmacies to comply with any applicable federal, state, or local law or regulation, and equivalent foreign law, could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

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

We have limited experience determining the optimal prices for certain of our offerings. As competitors introduce new solutions that compete with our offerings, we may be unable to attract new customers, Providers, or other partners at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among the products and services that we make available and negatively impact our overall revenue. As a result, in the future we may adjust our prices to offer more options for our customers or for other strategic reasons. Any pricing decisions including those mentioned above could adversely affect our financial position, including our revenue, gross profit, profitability, and cash flows.

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

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers with expertise in areas like machine learning and artificial intelligence, is intense.

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

A significant portion of our inventory is stored in our Facilities, and from time to time with third party logistics providers, and any damage or disruption at any Facility or with any third party logistics provider may harm our business.

Our Facilities, and from time to time certain third-party logistics providers, collectively hold a significant portion of our inventory. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill anticipated customer demand for supply chain, seasonality, or other reasons. We store this inventory at some or all of the previously mentioned facilities, and we may have a significant level of inventory in storage during certain quarters. A natural disaster, fire, power interruption, work stoppage, or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business, particularly if we had a significant level of inventory stored in a damaged or unusable facility. If a material amount of any facility, machinery, or inventory were damaged or unusable for any reason, we would be unable to meet our obligations to customers and wholesale partners, which could materially adversely affect our business, financial condition, and results of operations.

Risks Related to the Proposed Acquisition of Eucalyptus

The planned acquisition of Eucalyptus is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all.

Completion of the planned acquisition of Eucalyptus (the “Proposed Acquisition”) is subject to the satisfaction or waiver of customary and other closing conditions, including regulatory approvals. We cannot predict whether or when such approvals will be received or such conditions will be satisfied. The failure to satisfy all of the required conditions could delay the closing of the Proposed Acquisition for a significant period of time or at all. Any delay in completing the Proposed Acquisition could cause us not to realize some or all of the benefits of the Proposed Acquisition, or to realize them on a different timeline than expected. There can be no assurance that the closing conditions will be satisfied or (to the extent permitted) waived or that the Proposed Acquisition will be completed.

If the Proposed Acquisition is not completed, our business may be materially adversely affected, without having realized any of the anticipated benefits of having completed the Proposed Acquisition, and we will be subject to a number of risks, including the following:

•the market price of our Class A common stock could decline;
•management’s time and focus to matters relating to the Proposed Acquisition, as well as financial resources, could otherwise have been devoted to pursuing other beneficial opportunities;
•we may experience negative reactions from the financial markets or from customers, suppliers, regulators or employees;
•we will be required to pay certain costs relating to the Proposed Acquisition, such as legal and accounting fees, whether or not the Proposed Acquisition is completed; and
•we may experience reputational harm due to the adverse perception of any failure to successfully complete the Proposed Acquisition.

Any of these risks could materially and adversely impact our financial condition and results of operations.

Additionally, we will incur substantial expenses in connection with and as a result of completing the Proposed Acquisition, including legal and other transaction costs, and following the completion of the Proposed Acquisition, we expect to incur additional expenses in connection with integrating Eucalyptus into our operations. A portion of these costs have already been incurred or will be incurred regardless of whether the Proposed Acquisition is completed. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately. Although we expect that the realization of benefits related to the Proposed Acquisition will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

Our plans for funding the Proposed Acquisition may be adversely affected to the extent there are lower-than-expected operating results or significant financial market disruptions.

We are obligated to pay up to $1.15 billion of consideration, subject to certain adjustments, in connection with the Proposed Acquisition, which consists of upfront payments payable at closing, deferred payments payable through the eighteen-month anniversary of closing, and potential earn-out consideration payable through early 2029. In addition to funding the Proposed Acquisition with cash on hand, including cash from future operations, we may choose to obtain additional financing by accessing the capital markets, which may include the issuance of equity or convertible debt securities. We also have the ability, at our option, to satisfy some of our deferred and earn-out consideration obligations in equity issuances to certain Eucalyptus equityholders, rather than cash payments. If our operating results are lower than expected or significant market disruptions occur, our cash on hand and available liquidity under our Revolving Credit and Guaranty Agreement may be insufficient to fund the consideration in cash, or may limit our ability to issue debt or equity securities. In that case, we may choose to issue equity to certain Eucalyptus equityholders to satisfy some of our payment obligations, which would be dilutive to our existing shareholders. See the risk factors titled “Risks Related to Our Business—Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed” and “Risks Related to Our Business—We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.”

We may not realize the benefits, including growth opportunities, that are anticipated from the Proposed Acquisition.

The benefits that are expected to result from the Proposed Acquisition will depend, in part, on our ability to realize the anticipated growth opportunities of the acquired business, comply with foreign regulations to which we have not previously been subject, successfully retain Eucalyptus’ historical customers on our platform, and successfully maintain Eucalyptus’ commercial relationships. Any failure to achieve these objectives could adversely affect the performance of the acquired business and reduce the expected returns from the Proposed Acquisition. In addition, realization of these benefits will depend on the successful integration of Eucalyptus with our current operations. There can be no assurance that we will successfully or cost-effectively integrate this business. Accordingly, we may not realize the anticipated benefits from the Proposed Acquisition, and these benefits may be offset by costs incurred to integrate, or delays in integrating, the businesses. These costs could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As an example, under our current business model, in most jurisdictions where we operate, we accept payments only from our customers, and not from any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not currently subject to many of the laws and regulations that impact many other participants in the healthcare industry. However, if we begin accepting reimbursement from insurance providers or other third parties in these jurisdictions, or if the government asserts broader regulatory control over companies like ours, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable foreign, federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, in the United States, we rely on, or have relied on, exemptions from FDA’s premarket approval and certain labeling requirements to market our compounded products, which requires or has required us to comply with the conditions in the exemptions set forth in Sections 503A and 503B of the FDCA. In May 2024, we began offering access to GLP-1s as part of our weight loss offering, first in the form of compounded injectable semaglutide, and in September 2024, we acquired a licensed 503B outsourcing facility. Certain compounding pharmacies and 503B outsourcing facilities have experienced both facility and product quality issues and been the subject of negative media coverage as well as litigation in recent years, including with respect to compounded GLP-1s. In December 2025, our Outsourcing Facility received a warning letter noting the failure to submit an adverse event report and a deficiency with the Outsourcing Facility’s procedures for reporting adverse events in violation of Section 503B of the FDCA, to which we timely responded. While we do not expect this inquiry will have a material impact on our business or operations, there can be no assurance that the FDA will be satisfied with the adequacy of our responses. Compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. Governmental inquiries or actions or litigation brought against us, a Partner Pharmacy, Pharmacy or other Facility, or Manufacturing Supplier relating to our compounding activities, including with respect to GLP-1 products, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our brand, reputation and business.

Additionally, certain of our compounded GLP-1 products were previously produced by 503B outsourcing facilities, which was permitted based on a previous shortage with respect to FDA-approved injectable semaglutide. On February 21, 2025, the FDA resolved the semaglutide shortage. Resolution of the shortage limits our ability to use 503B outsourcing facilities to provide access to compounded semaglutide on our platform. In particular, we currently only use 503A compounding pharmacies for the fulfillment and dispensing of compounded GLP-1 products, which limits our current use of 503B outsourcing facilities and may constrain our ability to meet customer demand, which could adversely affect our results of operations. While we continue to offer access to certain compounded GLP-1s consistent with the statutory exemptions from the new drug approval requirements, we cannot guarantee that we will be able to continue offering these products in the same manner, to the same extent, or at all, due to a variety of factors outside our control, including supply chain, intellectual property, and regulatory matters.

In February 2026, the FDA issued a statement indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. The Company was directly named in the FDA Statement. Also in February 2026, the General Counsel of HHS issued a statement on X indicating that HHS had referred the Company to the DOJ for investigation for potential violations of the Federal Food, Drug, and Cosmetic Act and applicable Title 18 provisions. At this time, it is unclear what actions the FDA, HHS, or DOJ may take; however, restrictions on compounding, or marketing of compounded, GLP-1 products may adversely impact our financial conditions and business operations. For example, such actions could require significant resources to address and may result in reputational harm, operational disruptions, or increased costs.

Further, in 2024, the manufacturers of certain FDA-approved GLP-1 products requested FDA add semaglutide and tirzepatide to its “Demonstrable Difficulties for Compounding List.” FDA has never finalized the Demonstrable Difficulties for Compounding List for any drug products, but if FDA were to add semaglutide to, and finalize, the list, we could no longer compound these products. If our ability to offer these products continues to be constrained in the future, supply may be limited, the price of these offerings may increase significantly and the margins on our sale of such products may decrease, which could decrease new customer demand, cause existing customers to cancel their subscriptions, and reduce our revenues and/or gross profit from sales of such products, which could harm our brand, reputation, results of operations and the market price of our Class A common stock. The regulatory landscape applicable to GLP-1s continues to rapidly evolve in ways that may be adverse to our business.

Many of the compounded drugs available through our Platform are produced by our Pharmacies, and the promotion and advertising of these compounded drugs is subject to FDA regulation. In particular, FDA will object to any promotional activity that is false or misleading, including the failure to disclose material facts. For example, FDA will expect adequate substantiation for an efficacy claim and some information related to the product’s risks. Failure by us or any third-party collaborators (including social media influencers) we contract with to comply with these requirements may result in enforcement by the FDA, such as warning letters requiring that remedial measures be taken, or state authorities. This could result in adverse publicity and may affect our ability to promote or sell our products, which could have material adverse impacts on our business. In addition, FDA findings of misleading promotional statements and practices can lead to private litigation under federal and state consumer protection and unfair trade practices laws, such as the Lanham Act or similar state laws.

Further, in February 2025, we acquired a peptide manufacturing facility (and related assets). This is an operational area where we have not operated previously as an organization. Once we have commenced commercial operations, we will be subject to new regulatory requirements, including provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We will also be subject to CDPH Food & Drug Branch oversight as a CDPH-registered drug manufacturer and will be required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

Additionally, we began offering laboratory testing services in November 2025, which subjects us to licensure and certification requirements and federal, state, and local laws and regulations applicable to laboratory testing, including the FDCA, CLIA, and similar state laws. This also results in additional oversight by various regulatory agencies, including CMS and the FDA within HHS on the federal side, as well as state and local departments of health responsible for regulating clinical laboratory testing within the jurisdictions where we will conduct laboratory testing or from which we receive specimens. We may also become subject to additional state licensure requirements applicable to entities engaging in the distribution of prescription medical devices and products depending on how we integrate the laboratory testing services into our current customer offerings.

Furthermore, we may also become subject to certain FDA premarket review requirements relating to laboratory testing products, including sample collection kits and related components, that are used in the laboratory testing services, including but not limited to 510(k) clearance, de novo classification, premarket approval, and others. Certain sample collection kits may be regulated as medical devices, may be considered prescription devices, or may require 510(k) clearance, de novo classification, premarket approval, or other FDA authorization. In some cases, it may be unclear whether the kits we use—or kits sourced from third-party suppliers—require such authorization or are being used in a manner consistent with their cleared, exempt, or authorized intended use. If the FDA or state regulators determine that any such kits or components require premarket review or are being used outside the scope of an existing authorization, we could be required to seek new or supplemental marketing authorization, modify our workflows or labeling, suspend or discontinue use of certain kits, or identify and validate alternative suppliers. Replacement kits may not be readily available, may require their own FDA review, or may be difficult or costly to integrate into our testing operations. If we are unable to comply with the regulatory regime, we may be subject to fines, enforcement actions, or other regulatory orders, which may adversely affect our business.

In addition, in July 2025, we completed the acquisition of Zava, a digital health platform with operations in the United Kingdom and the European Union. The acquisition expanded our footprint within the United Kingdom and has enabled our entry into Germany, France, the Republic of Ireland, and Spain. In November 2025, we completed the acquisition of Medici, a digital health platform with operations in Canada, which established our entry into Canada. These jurisdictions impose varying legal and regulatory requirements relating to, among other things, the provision of telehealth services and pharmacy services, the advertising of prescription products, compounding, and data protection. Failure to appropriately manage compliance across these jurisdictions could result in consequences such as enforcement actions, reputational harm, or limitations on our ability to operate or expand in these markets, which could adversely affect our business, financial conditions or results of operations.

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

FDA has issued warning letters related to specimen-collection kits, and similar enforcement activity directed at our products or suppliers could materially and adversely affect our business.

The FDA has taken the position that many specimen-collection kits used for at-home collection of biological samples—such as dried blood-spot cards, saliva tubes, urine collection devices, and stool collection tools—are in vitro diagnostic (“IVD”) medical devices that require FDA clearance, approval, authorization, or compliance with other device requirements. FDA has issued warning letters alleging that companies distributed such specimen-collection kits without required marketing authorization. For example, in 2025, FDA issued two warning letters alleging that manufacturers were distributing specimen-collection kits without clearance or approval, including a warning letter to Blackfly Investments, LLC d/b/a Molecular Testing Labs, in which FDA stated that an HIV dried blood-spot self-collection kit was being offered without the necessary premarket authorization and rejected the company’s claims that the product was exempt from premarket review.

Certain workflows offered through our platform rely on at-home sample collection kits, including kits used for the collection of blood specimens. Depending on their design, components, labeling, and intended use, these kits may be considered medical devices subject to FDA regulatory requirements, and in some circumstances may require 510(k) clearance, de novo classification, premarket approval, or other authorization. It may not always be clear whether a particular kit used by us or by third-party suppliers requires such authorization or is being used in a manner consistent with its cleared, exempt, or authorized intended use. If FDA were to determine that any sample-collection kits used in connection with our testing services require premarket review, or that we or our suppliers are distributing or using such kits without required authorization, FDA could issue warning letters, request corrective actions, or require us or our suppliers to seek clearance or approval, discontinue distribution, modify labeling or instructions for use, or undertake additional validation.

Such FDA enforcement directed at any of the collection kits used by us or our suppliers could require us to identify and qualify alternative suppliers, update laboratory workflows, or modify instructions to customers. Suitable alternatives may not be immediately available, may require FDA review, or may be costly or operationally disruptive to implement.

Any enforcement action relating to specimen-collection kits—whether directed at us or at our suppliers—could delay or limit our ability to offer certain diagnostic testing services, increase compliance costs, negatively affect customer experience, disrupt laboratory operations, or otherwise materially and adversely affect our business, financial condition, and results of operations.

FDA regulation of laboratory developed tests (“LDTs”) and regulation by other countries of diagnostic offerings could materially and adversely affect our business.

The operations of our recently launched laboratory business could subject us to additional and evolving regulatory requirements. The FDA has regulatory authority over instruments, test kits, reagents, sample-collection devices, and other articles used by clinical laboratories, and enforces laws governing the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution, and post-market surveillance of diagnostics. The FDA also inspects and reviews the manufacturing processes and performance of such diagnostics.

Historically, high-complexity clinical laboratories have offered LDTs under the CLIA regulatory framework administered by CMS without FDA premarket clearance or approval. On April 29, 2024, the FDA released a final rule seeking to phase out its long-standing enforcement discretion for LDTs over a multi-year period, asserting that LDTs are medical devices subject to the Federal Food, Drug, and Cosmetic Act’s premarket review and quality-system requirements. On March 31, 2025, the U.S.

District Court for the Eastern District of Texas vacated the rule, concluding that LDTs developed and used within a single clinical laboratory fall outside FDA’s statutory authority. FDA did not appeal, and the final rule was rescinded on September 19, 2025. It remains uncertain whether and how FDA may seek to regulate LDTs that are developed across multiple laboratories, used outside traditional clinical settings, or offered through digital-health or direct-to-consumer channels.

Additionally, the legal framework governing LDTs remains in flux. Legislative proposals—such as prior versions of the VALID Act—have sought to expressly grant FDA statutory authority over LDTs. If Congress were to enact legislation providing FDA with clear jurisdiction over LDTs, our laboratory operations could become subject to new premarket review requirements, manufacturing and quality-system obligations, adverse-event reporting rules, or other device-related controls. Such legislation could require us to obtain FDA authorization for tests currently offered as LDTs, modify or discontinue certain testing services, incur significant compliance costs, or adjust our diagnostic service offerings. Failure to comply with applicable or newly imposed requirements, or disruptions associated with required changes to our diagnostic products or laboratory workflows, could have a material adverse effect on our business, financial condition, and results of operations.

Regulation of diagnostic offerings outside the United States may also affect our laboratory operations. For example, the European Union In Vitro Diagnostics Regulation (EU IVDR) establishes a new classification system and imposes enhanced conformity-assessment, quality-system, and post-market obligations for in vitro diagnostic devices. Where applicable to our services, these requirements may increase compliance costs, limit the types of diagnostic services we can provide, or result in administrative or legal actions.

If any of the sample collection kits we use are considered prescription medical devices, we may be required to obtain additional state licenses to distribute such devices, and failure to obtain or maintain these licenses could adversely affect our operations.

Certain sample collection kits used in connection with our laboratory testing services may be classified as prescription medical devices depending on their design, components, intended use, labeling, and claims. Many states regulate the distribution, shipment, or sale of prescription medical devices and require distributors, third-party logistics providers, manufacturers, or repackagers of such devices to obtain and maintain state-issued device distribution licenses, permits, or registrations. State requirements vary widely and may apply regardless of whether devices are dispensed directly to consumers, shipped to laboratories, or distributed through affiliated or third-party facilities.

To the extent any of our sample collection kits are deemed prescription medical devices, we may be required to obtain state device-distribution licenses in multiple jurisdictions in order to lawfully store, ship, or distribute these kits to customers or to our laboratory. In addition, if our third-party manufacturers or suppliers are required to hold state device-distribution licenses, but fail to obtain or maintain them, we may be unable to continue sourcing certain kits from those suppliers without disruption. Licensing requirements may impose obligations relating to facility standards, recordkeeping, reporting, personnel qualifications, inspection preparedness, and ongoing compliance. Some states also require separate licenses for each physical location involved in device distribution activities.

If we fail to obtain or maintain any required state device-distribution licenses, or if regulators determine that our distribution activities fall within licensing categories for which we are not registered, we could be subject to fines, penalties, cease-and-desist orders, or other enforcement actions. We may also be prohibited from distributing certain collection kits in specific states until the appropriate licenses are obtained. Additionally, delays or denials in licensure, or the need to establish new licensed distribution channels, may increase our operational costs, impede our ability to provide certain diagnostic testing services, or require changes to our fulfillment and logistics workflows. Any such developments could adversely affect our business, financial condition, and results of operations.

If our business practices are found to violate federal or state anti-kickback, physician self-referral, or false claims laws, we may incur significant penalties and reputational damage that could adversely affect our business.

In the United States, the healthcare industry is subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims, and other fraud and abuse issues. For example, the Anti-Kickback Law prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce or reward either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal healthcare program. “Remuneration” is broadly defined under the Anti-Kickback Law to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry.

The penalties for violating the Anti-Kickback Law can be severe. Violations of the Anti-Kickback Law may be established without providing specific intent to violate the statute, and may be punishable by civil, criminal and administrative fines and penalties, damages, imprisonment, and exclusion from participation in federal healthcare programs. Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private insurers.

In addition, the federal ban on physician self-referrals, commonly known as the “Stark Law,” prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. A “financial relationship” is created by an investment interest or a compensation arrangement. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties, and exclusion from participation in federal healthcare programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

The federal False Claims Act (the “False Claims Act”) generally prohibits anyone from knowingly and willingly presenting, or causing to be presented, a false or fraudulent claim for payment of federal funds, or knowingly making, or causing to be made, a false record or statement to get a false claim paid. A claim resulting from a violation of the Anti-Kickback Law constitutes a false or fraudulent claim. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of themselves and the federal government alleging violations of the statute and to share in any monetary recovery. Penalties for violating the False Claims Act include substantial monetary penalties and fines, the imposition of a corporate integrity agreement and exclusion from participation in federal healthcare programs. Many states have adopted laws similar to the False Claims Act.

In the United States, because we do not accept payments from third-party payors, our current operations are not subject to the Stark Law, the Anti-Kickback Law, or the False Claims Act. If the scope of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act changes or a state analog of any of the Anti-Kickback Law, the Stark Law, or the False Claims Act includes a broader spectrum of activities than the respective federal statute, or if we change our business model to accept payments from third-party payors such as a government program, our failure to comply with such laws, or an allegation that we have not complied, could have a material adverse effect on our business, financial condition, and results of operations.

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

Because these are developing areas of law and regulation, we monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’, Providers’, or Pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in a manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth (noting that in the United Kingdom, asynchronous consultations are permissible, but additional safeguards are required when prescribing certain prescription medicines). If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Due to uncertainty and other factors in the regulatory environment, certain states, federal agencies or other national regulatory agencies may determine that we are in violation of their laws and regulations. If we must remedy such violations, we may be required to modify our business and services in a manner that undermines our platform’s attractiveness to customers, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in certain states are overly burdensome, we may elect to terminate our operations in such states or eliminate certain products or services. In each case, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Additionally, the introduction of new products, services or solutions to our platform may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate federal, state, or local or national licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The products available through our platform, and the third-party suppliers and manufacturers of these products, including our Manufacturing Suppliers, are subject to extensive regulation by the FDA and international, federal, state and local authorities, including prescription drug products, over-the-counter drugs, prescription medical devices, over-the-counter medical devices, cosmetics and dietary supplements. These authorities can enforce regulations related to methods and documentation of the testing, production, compounding, control, safety, quality assurance, labeling, packaging, sterilization, storage, shipping, marketing, and sale of products. Government regulations specific to pharmaceuticals and medical devices are wide ranging and govern, among other things: the ability to bring a pharmaceutical to market, the conditions under which it can be compounded, the conditions under which it can be sold, the conditions under which it must be manufactured, and permissible claims that may be made for such product. Failure to meet, or changes to any international, federal, state, or local requirements attendant to the testing, compounding, production, distribution, labeling, packaging, handling, sales and marketing, continued safety and/or other aspects of a regulated product, including any changes to the interpretation or enforcement of such requirements or any exemptions from such requirements, could result in enforcement actions, impede our ability to provide access to affected products, and have a material adverse effect on our business, financial condition, and operations.

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses, unapproved drugs, or in a false or misleading manner, or if the FDA determined that any of our compounded products do not meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable.

The prescription drug and medical device products available through our platform require approval or authorization by the FDA (and equivalent regulatory authorities in the United Kingdom, the European Union, and Canada) and are subject to the limitations placed by the FDA (or equivalent regulatory authorities in the United Kingdom, the European Union, and Canada) on the approved or authorized uses in the product prescribing information. FDA has the authority to impose significant restrictions on approved drug products and medical devices through regulations on advertising, promotional and distribution activities. Some of these products are prescribed by Providers on the platform for “off-label” uses. While we believe our product promotion is conducted in material compliance with FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, or is otherwise inconsistent with applicable FDA laws and regulations, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties.

It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, or with respect to the United Kingdom, the European Union, and Canada, the promotion of prescription only medicines to the general public (which is prohibited), and could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement or local advertising requirements in the United Kingdom, the European Union, and Canada. In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA determines that such products do not meet the requirements for exemption, the FDA could subject us, our Facilities, Partner Pharmacies, Affiliated Medical Groups. Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, such as the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Our product offerings include proprietary product formulas that we market as cosmetic products. In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products, and we could similarly be subject to enforcement action if we market our cosmetic products using drug claims or otherwise promote them for non-cosmetic purposes. Other federal, state, or foreign enforcement authorities might also take action against us or our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements. In addition, Section 503A requires the pharmacy to obtain individual prescriptions establishing that the compounded drug is necessary for each drug prescribed for each of our customers, and also limits compounded drugs that are “essentially copies” of commercially available FDA-approved drugs, including those with the same route of administration. These restrictions create limitations on our ability to market compounded drugs that have the same active ingredients and route of administration as FDA-approved drugs.

Further, we previously sourced certain compounded GLP-1 products that we provided access to on our platform from 503B outsourcing facilities, which was permitted based on a previous shortage with respect to FDA-approved injectable semaglutide. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. For example, the facility must register with FDA, and the drugs must be compounded by or under the direct supervision of a licensed pharmacist. The facility must also operate in compliance with FDA’s cGMP regulations and FDA’s requirements for outsourcing facilities addressing cGMP. On February 21, 2025, the FDA resolved the semaglutide shortages. Although we believe our products meet the applicable requirements of the FDCA, additional changes to the regulatory requirements for compounding GLP-1 products may adversely impact our financial conditions and business operations, and we cannot predict such changes.

In addition, FDA regulates all labeling and advertisements for prescription and over-the-counter drugs and medical devices. FDA prohibits false or misleading promotional statements and has broad authority to determine whether a communication is “false or misleading”, including taking into account whether a communication fails to disclose material facts in light of the representations made. These restrictions may be more limiting for compounded products as compared with FDA-approved products regarding efficacy and safety claims, which may impact our ability to compete against the sale of comparable FDA-approved products. If the FDA determines that our product promotion or a communication is “false or misleading”, or is otherwise inconsistent with applicable FDA laws and regulations, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. While we believe our product promotion is in material compliance with FDA and other regulations, we have previously received warning letters from FDA related to promotion of our compounded products and could be subject to other actions by the FDA or other federal, state, or foreign enforcement authorities in the future. See the risk factor titled “—If we are unable to expand or maintain the scope of our offerings, including the number and type of products and services that we offer, the number and quality of Providers serving our customers, and the number and types of conditions capable of being treated through our platform, our business, financial condition, and results of operations may be materially and adversely affected.”

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

Perceptions regarding the safety, efficacy, and quality of compounded drugs may significantly harm our business, financial condition, and results of operations.

Compounded drug products, unlike FDA approved drugs, are exempt from certain FDA premarket review for safety, efficacy, or quality. As a result, healthcare professionals, patients, policymakers, and the media may perceive compounded drugs, including our products, as presenting greater safety or efficacy risks than FDA‑approved alternatives. These perceptions may arise from the inherent nature of compounding, from adverse events associated with compounded drugs generally, or from safety concerns involving us or other market participants, even if unrelated to our operations. In addition, negative perceptions can arise from other matters related to us or other developments in the industry, including recent communications issued by the FDA and HHS. See the risk factor titled “We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses, unapproved drugs, or in a false or misleading manner, or if the FDA determined that any of our compounded products do not meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable.” Heightened scrutiny of compounded drugs, which could stem from FDA safety alerts, adverse event reports, product recalls, contamination incidents at compounding facilities, or publicized enforcement actions, whether related to us, our products or otherwise, may lead to reduced physician and patient confidence in compounded products. This could decrease demand for our compounded offerings, including our GLP-1 products, or prompt customers to transition to FDA‑approved drugs.

Negative perceptions regarding compounded drugs may also increase the likelihood of regulatory inquiries by the FDA or other federal or state government agencies, inspections, or enforcement actions, as well as civil product liability or consumer litigation. Perceptions regarding these or other matters, including the recent communications issued by the FDA and HHS, have led and may continue to lead to increased scrutiny, inquiries, or adverse action by our business partners or third-party service providers, even where no deficiency exists in our practices or the practices of a Partner Pharmacy, Pharmacy or other Facility, or Manufacturing Supplier. If negative perceptions regarding compounded drugs or the recent FDA and HHS communications persist or intensify, our ability to maintain existing customer relationships, acquire new customers, or expand our compounded drug portfolio could be materially impaired, which would significantly harm our business, financial condition, and results of operations.

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

Our use, disclosure, and other processing of personally identifiable information, including health information, is subject to federal, provincial, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, the Pharmacies, our revenue, our business, and/or our financial condition.

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

The GDPR has been implemented in the United Kingdom as the “UK GDPR” and sits alongside the UK Data Protection Act 2018 which implements certain United Kingdom-specific provisions and derogations to the GDPR into UK law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior, are subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the GDPR and may lead to significant compliance and operational costs.

The EU GDPR and UK GDPR also impose strict rules on the transfer of personal data out of the European Economic Area (the “EEA”) and the United Kingdom, respectively, to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place. In July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework (which was followed in October 2023 with the adoption of an adequacy decision in the United Kingdom for the UK-United States Data Bridge). However, the adequacy decision does not foreclose, and continues to face, legal challenges, and the ongoing legal uncertainty may increase our costs and our ability to efficiently process personal data from the EEA or the UK. Under the EU GDPR and UK GDPR, data protection authorities in these territories have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects.

In Canada, the legal and regulatory framework governing privacy, including health information privacy, is evolving rapidly, particularly with respect to the use of artificial intelligence and digital health technologies. Federal and provincial regulators, as well as consumer advocacy groups, have called for new legislation and amendments to existing laws, increased regulatory oversight and enforcement, and have advanced differing interpretations of current requirements. The expanding and increasingly complex patchwork of Canadian privacy and health privacy laws may increase our compliance obligations and expose us to significant fines, penalties, regulatory investigations, and private rights of action in the event of actual or alleged noncompliance, including breaches or improper handling of personal health information. Compliance with these evolving requirements may require us to modify our business practices, systems, and controls, resulting in increased operational costs, potential limitations on our products and services, and adverse effects on demand for our offerings in Canada.

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

We are, and may in the future be, subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in our industry, and other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, and trade secrets, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, intellectual property rights, including use of an individual’s likeness and related trademarks, are a key asset of the influencers we work with and any use by us of such assets is often heavily negotiated. Our future success depends in part on not infringing upon the intellectual property rights of others and being successful in overcoming any claims of infringement brought against us. We have in the past and may in the future receive notices or be subject to lawsuits that claim we have misappropriated, infringed, or otherwise misused other parties’ intellectual property rights. For example, on February 9, 2026, Novo Nordisk filed a lawsuit in the U.S. District Court for the District of Delaware asserting claims for patent infringement related to Novo Nordisk’s patent in connection with compounded GLP-1 products containing semaglutide available, based on a prescription, through our digital platform. The intellectual property disputes that we face may increase in number and/or materiality as a result of our expansion, product categories, and competitive dynamics. Additionally, we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover our technology.

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

From time to time, we are subject to legal and regulatory proceedings and inquiries in the ordinary course of business, which can include intellectual property disputes or claims related to our marketing or sale of products, any of which may be costly to defend and could materially harm our business and results of operations.

From time to time, we are subject to legal proceedings in the ordinary course of business and have faced allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, investor protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We have faced and in the future may face allegations, regulatory inquiries, or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through the Pharmacies, and we, as well as the Pharmacies, Affiliated Medical Groups, and Providers, have faced and in the future may face allegations, litigation, and regulatory investigations under foreign, federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters including securities class action and derivative lawsuits and regulatory inquiries that we have faced or we could face, may be protracted and expensive, and the results are difficult to predict. For example, in October 2023, the FTC issued to us a Civil Investigative Demand requesting information as part of a non-public investigation. As of the date of this Annual Report on Form 10-K, the FTC has not communicated to us any potential conclusions or findings the FTC may make with respect to its investigation. We believe we have substantially completed providing responses to the FTC’s information requests. While we do not expect the outcome of this investigation to have a material impact on our business or operations, there can be no assurance that our expectations will prove correct.

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

We have been, and in the future may be, subject to actions and public statements by U.S. federal and state government officials and agencies, which could materially and adversely affect our business, financial condition, results of operations and reputation.

We have recently, and in the future may be, the subject of public statements and actions by U.S. government officials and agencies. For instance, in September 2025 we received warning letters from the U.S. Food and Drug Administration with respect to statements on our websites regarding compounded semaglutide products and the statements’ compliance with the Federal Food, Drug, and Cosmetic Act, in February 2026 the U.S. Department of Health and Human Services ( “HHS”) issued a statement on X indicating that it had referred us to the Department of Justice for investigation for potential violations of the Federal Food, Drug, and Cosmetic Act and applicable Title 18 provisions, and in February 2026 the FDA issued a statement, directly naming our company, that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs.

We cannot predict whether such public statements and actions may lead to investigations, enforcement actions or other proceedings, nor can we predict the timing, scope or outcomes thereof. Any such investigation, enforcement action or other proceeding would require significant management attention and resources, result in substantial legal fees and other costs, and divert attention from our business operations. In addition, the public nature of statements by U.S. government officials and agencies and the pendency of any investigation, enforcement action or other proceeding related thereto may prompt additional regulatory scrutiny, including investigations, enforcement actions, or other proceedings, by other governmental officials and agencies at the federal or state level. These investigations, enforcement actions, and other proceedings by other state and federal governmental officials and agencies could be broader in scope than public statements and actions currently suggest and impact other parts of our business and operations. Further, such public statements and the pendency of any investigation, enforcement action or other proceeding related thereto may negatively affect our public reputation and relationships with customers, healthcare providers, investors, and business partners. If any investigation, enforcement action, or proceeding results in findings adverse to us, we could be subject to civil or criminal penalties, fines, injunctions, consent decrees, restrictions on our ability to operate our business, exclusion from participation in certain programs, or other sanctions. Any such outcome could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, the public nature of these government statements may encourage additional regulatory scrutiny of our business, inspire private litigation, or prompt negative media coverage, any of which could harm our reputation and adversely affect our stock price. Even if we are ultimately able to resolve these matters favorably, the uncertainty created by these government actions and statements may continue to have a negative impact on our business and stock price for an extended period.

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

Our systems are vulnerable to damage or interruption from the occurrence of any catastrophic event, including climate-related disasters or other extreme weather events such as earthquakes, fires, floods, hurricanes, snow or ice storms, tornadoes or tsunamis, power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence, which could result in lengthy interruptions in access to our platform. If a climate-related disaster or other extreme weather event occurred in the locations of our Facilities, we could experience fulfillment and distribution delays, among other things, that could have an adverse impact on our results of operations. In addition, acts of war or terrorism, including malicious internet-based activity and supply chain attacks, could cause disruptions to the internet or the economy as a whole. Further, even if our systems are not interrupted or our Facilities are not affected by a catastrophic event, catastrophic events have the potential to impact our employees’ and service providers’ abilities to commute to work or to stay connected effectively while working remotely.

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

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2025, we had net income of $128.4 million, and Adjusted EBITDA of $318.0 million, compared to net income of $126.0 million and Adjusted EBITDA of $176.9 million for the year ended December 31, 2024. There can be no assurance that we will be able to maintain our profitability in future fiscal periods. We have incurred more losses than profits since our inception, and have an accumulated deficit of $113.8 million as of December 31, 2025. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to continue to invest significant additional funds towards growing our platform, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring additional employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of equity and convertible debt instruments, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the years ended December 31, 2025, 2024, and 2023, we may not generate positive cash flows from operations, or maintain profitability in any given period.

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
•our ability to execute our plans to add treatment options, testing services, and Provider expertise for additional medical conditions;
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
•costs and the diversion of management attention related to litigation, investigations, regulatory enforcement actions, or settlements;

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

The preparation of financial statements in conformity with U.S. GAAP and our key metrics require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes and amounts reported in our key metrics. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to valuation and recognition of stock-based compensation expense, initial and subsequent valuation of contingent consideration in business combinations or asset acquisitions, purchase price allocation for business combinations, valuation of assets acquired in an asset acquisition, estimates used in determining the useful lives of intangible assets, valuation of deferred tax assets, estimating the net realizable value of inventory, valuation of refund reserve, and estimates used in the capitalization of website development and internal-use software costs. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors.

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

Currently, seven of our ten directors have been determined by our Board of Directors to be independent. We also have an independent compensation committee in addition to an independent audit committee. For as long as the “controlled company” exemption is available, our Board of Directors in the future may not consist of a majority of independent directors and may not have an independent nominating and corporate governance committee or compensation committee. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE rules regarding corporate governance.

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

•the ability of our Board of Directors to amend the bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our Board of Directors.

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

The market price of our Class A common stock has been and may continue to be volatile.

The market price of our Class A common stock has fluctuated and may continue to fluctuate due to a variety of factors, including:
•changes in the industries in which we operate;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual results of operations;
•publication of research reports by securities analysts about us or our competitors or our industry;
•commencement of, involvement in, or public statements with respect to, litigation or governmental action involving us;
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

Securities research analysts have and may continue to establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. The share price of our Class A common stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, the market price and volume for shares of our Class A common stock could be adversely affected.

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

Like other companies, we are subject to cybersecurity threats and nonmaterial cybersecurity incidents from time to time. For example, in early February 2026, we identified a cybersecurity incident (the “Incident”) in which an unauthorized third party gained access to certain of our systems by means of a social engineering attack on two employees. In response to the Incident, we promptly initiated our cybersecurity response plans and took steps to assess, contain, and remediate the unauthorized activity, including isolating the affected systems, launching an investigation with the assistance of external cybersecurity advisors, and coordinating with law enforcement. As of the date of this Annual Report on Form 10-K, we have confirmed that our customer service software platform was accessed and certain customer information was obtained. We have further confirmed that the vast majority of customer information accessed was limited to personally identifiable information (PII), specifically, names and email addresses, and less frequently phone numbers and physical addresses. Additionally, for customers who contacted customer service between mid-February 2025 and early February 2026 through our online customer service platform, the unauthorized third party may have gained access to customer data regarding category of treatment and other information included in their communications with customer service. Our electronic medical record was not accessed. When our investigation is complete, we will make required regulatory and individual notifications on a rolling basis. Our investigation into the Incident is ongoing, and we are still in the process of gathering details regarding the scope of information involved. While our investigation and assessment of the Incident is ongoing, as of the date of this Annual Report on Form 10-K, we do not believe the Incident is reasonably likely to materially impact our financial condition or results of operations. However, if new or additional information were to come to light as the investigation progresses, the impact of the incident could prove to be material to our business, financial condition, results of operations, or cash flows.

For a discussion of whether and how any risk from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, see Part I, Item 1A: “Risk Factors,” which should be read in conjunction with this Part I, Item 1C.

Governance

Our Board of Directors maintains overall oversight of our risk management. The Audit Committee is specifically tasked with reviewing cybersecurity and other information technology risks, controls, and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches. This committee also reviews with management any specific cybersecurity issues that could affect the adequacy of our internal controls. Our Head of Information Security reports to the Audit Committee on a quarterly basis any relevant cybersecurity issues or risks, related controls, procedures and programming, material cybersecurity and data privacy incidents (if any), as well as any material updates to our cybersecurity risk management and strategy, broader cybersecurity trends, and relevant educational information.

We maintain a dedicated cybersecurity team of seasoned professionals with proven expertise in securing large-scale enterprises across diverse industries. The team is led by our Head of Information Security, who reports to the Chief Technology Officer (CTO). The Head of Information Security has 20 years of experience in various technology leadership roles. Of these, the last 10 plus years have specifically focused on building, managing, and supporting robust security programs across highly regulated industries. The Head of Information Security holds relevant credentials through leading organizations including CISSP (ISC2), CCSP (ISC2), CRISC (ISACA), CCISO (EC-Council), and QTE (DDN). Other members of the cybersecurity leadership team have several years of direct experience in the security industry and hold relevant credentials from ISC2, ISACA, EC-Council, and CompTIA. Moreover, cybersecurity team members keep themselves current through continuing professional education. These individuals are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, which include escalation to the CTO and executive leadership, as well as the Audit and Risk Committees when appropriate.

Item 2. Properties

Hims & Hers’ address is 2269 Chestnut Street, #523, San Francisco, California 94123. In addition, as of December 31, 2025 we lease and operate office spaces, fulfillment centers, and Facilities in locations around the United States as well as in the United Kingdom, the European Union, and Canada. Hims & Hers’ workforce is currently working on a fully remote basis with the exception of those employees serving our fulfillment operations and certain of our Facilities, and certain employees internationally. We believe the Facilities are in good operating condition and are suitable for the conduct of our business.

Item 3. Legal Proceedings

In addition to the legal matters described in Note 14 – Commitments and Contingencies included in Part II, Item 8 of this Annual Report on Form 10-K, we are, from time to time, a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on our business, financial position, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HIMS”.

Holders

On February 20, 2026, there were 93 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe a substantially greater number of beneficial owners hold shares of our Class A common stock through brokers, banks, or other nominees.

Dividends

We have not paid any cash dividends on our Class A common stock to date. The payment of any cash dividends is within the discretion of our Board and our Board does not currently contemplate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of the 2026 Proxy Statement entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2025 was as follows (in thousands, except share and per share data):

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Programs (2)(3)
October 1, 2025 to October 31, 2025	—	$—	—
November 1, 2025 to November 30, 2025	2,042,652	$39.41	2,042,652
December 1, 2025 to December 31, 2025	—	$—	—
Total repurchases	2,042,652			$224,986
______________
(1)Average price paid per share includes costs associated with the repurchases.
(2)On July 24, 2024, we announced that our Board of Directors had authorized the 2024 Share Repurchase Program, pursuant to which we were authorized to repurchase up to $100.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means. The repurchase program had an expiration date of August 31, 2027, and was fully utilized as part of the share repurchases made during the fourth quarter of 2025.
(3)Following the full utilization of the 2024 Share Repurchase Program, on November 17, 2025, we announced that our Board of Directors had authorized the 2025 Share Repurchase Program, pursuant to which we may repurchase up to $250.0 million of our Class A common stock through open market purchases, privately negotiated transactions or other means. As of December 31, 2025, $25.0 million of our shares of Class A common stock had been repurchased under the authorization. The 2025 Share Repurchase Program expires on November 11, 2028, and may be suspended or discontinued at any time.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Nasdaq Internet Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 21, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of the Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” in this Form 10-K.

Unless otherwise indicated or the context otherwise requires, references in this discussion and analysis to “we,” “us,” “our,” the “Company,” and “Hims & Hers” refer to Hims & Hers Health, Inc. and its subsidiaries and variable interest entities.

Overview

Hims & Hers is a consumer-first platform transforming the way customers fulfill their health and wellness needs. Our mission is to help the world feel great through the power of better health. We believe that we have the technical infrastructure, distributed provider network, and access to clinical capabilities to lead the migration of routine office visits to a personalized, digital, accessible format. The Hims & Hers platforms (collectively, our “platform”) include access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. Our digital platform enables access to treatments for a broad range of conditions, including primarily those related to sexual health, hair loss, hormone health, weight loss, dermatology, and mental health, as well as services such as comprehensive laboratory testing. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

Recent Developments

In February 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (the “Purchaser”), an Australian proprietary company and wholly-owned subsidiary of our company, entered into a Securities Sale Deed (the “Deed”) by and among our company, Hims, Inc., the Purchaser and the sellers named therein, to purchase all of the issued capital of EUC Management Pty Ltd ACN 631 013 860 (d/b/a Eucalyptus) (“Eucalyptus”), an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. The aggregate total consideration of the transaction is up to $1.15 billion, subject to certain adjustments set forth in the Deed (the “Proposed Acquisition”). We entered into the Proposed Acquisition to expand into Australia and Japan and deepen our presence in the United Kingdom, Germany, and Canada. The upfront cash consideration payable at closing is approximately $240 million, not including certain closing adjustments as set forth in the Deed. Deferred payments totaling an additional amount of approximately $710 million, not including certain closing adjustments as set forth in the Deed, are payable in six quarterly installments through the 18-month anniversary of the closing. A maximum additional amount of approximately $200 million in earn-out payments, not including certain closing adjustments as set forth in the Deed, are payable following the release of our results for each of fiscal years 2026, 2027, and 2028, respectively, upon Eucalyptus achieving certain revenue and adjusted EBITDA targets. We have the option to settle approximately 60% of the deferred and earn-out payments in cash or our Class A common stock, at our election. The Proposed Acquisition is subject to customary closing conditions and is expected to close in mid-2026.

Revenue and Key Business Metrics

Our management monitors certain financial results to track our total revenue generation. Historically, we have disaggregated our total revenue between Online Revenue and Wholesale Revenue (both defined below). During 2025, as a result of completed acquisitions, we launched operations in the European Union and Canada, and deepened our presence in the United Kingdom. We expect to continue to expand internationally, including in connection with our Proposed Acquisition of Eucalyptus. As a result, beginning with this Annual Report on Form 10-K, we are now disaggregating our total revenue between United States Revenue and Rest of the World Revenue (both defined below). Additionally, Online Revenue and Wholesale Revenue have become a less relevant disaggregation of our total revenue, and we anticipate no longer reporting these financial results beginning with the three months ending March 31, 2026. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue. We continually and strategically review our key business metrics to ensure that they are helpful in managing or monitoring the performance of our business as it grows, which may result in changes in our key business metrics over time. As an example, Monthly Online Revenue per Average Subscriber (as defined below) has become less relevant for our business. We anticipate no longer reporting this metric beginning with the three months ending March 31, 2026, and are instead reporting Monthly Revenue per Average Subscriber, as defined below, beginning with this Annual Report on Form 10-K.

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

“United States Revenue” represents the sales of products and services by our consolidated legal entities operating within jurisdictions located inside of the United States.

“Rest of the World Revenue” represents the sales of products and services by our consolidated legal entities operating within jurisdictions located outside of the United States.

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

“Monthly Revenue per Average Subscriber” is defined as total revenue divided by “Average Subscribers”, which amount is then further divided by the number of months in a period. “Average Subscribers” are calculated as the sum of the Subscribers at the beginning and end of a given period divided by 2.

“Monthly Online Revenue per Average Subscriber” is defined as Online Revenue divided by Average Subscribers, which amount is then further divided by the number of months in a period.

The table below provides a breakdown of total revenue between (i) United States Revenue and Rest of the World Revenue and (ii) Online Revenue and Wholesale Revenue, for the years ended December 31, 2025, 2024, and 2023, as well as key metrics that drive total revenue and Online Revenue (i.e., Subscribers, Monthly Revenue per Average Subscriber, and Monthly Online Revenue per Average Subscriber) and the dollar and percentage change between such periods (in thousands, except for Monthly Revenue per Average Subscriber and Monthly Online Revenue per Average Subscriber):

	Year Ended December 31,
	2025	Change	% Change	2024	Change	% Change	2023

United States Revenue	$2,213,648	$763,977	53%	$1,449,671	$595,177	70%	$854,494
Rest of the World Revenue	133,989	107,146	399%	26,843	9,337	53%	17,506
Total revenue	$2,347,637	$871,123	59%	$1,476,514	$604,514	69%	$872,000

Online Revenue	$2,311,449	$873,512	61%	$1,437,937	$595,556	71%	$842,381
Wholesale Revenue	36,188	(2,389)	(6)%	38,577	8,958	30%	29,619
Total revenue	$2,347,637	$871,123	59%	$1,476,514	$604,514	69%	$872,000

Subscribers (end of period)	2,511	282	13%	2,229	692	45%	1,537
Monthly Revenue per Average Subscriber	$83	$18	28%	$65	$9	16%	$56
Monthly Online Revenue per Average Subscriber	$81	$17	27%	$64	$10	19%	$54

We generated $2,213.6 million in United States Revenue for the year ended December 31, 2025, an increase of $764.0 million, or 53%, as compared to $1,449.7 million for the year ended December 31, 2024. Growth in United States Revenue for the year ended December 31, 2025 was primarily driven by: (i) newer offerings, including expansion of our personalized offerings and Hers brand, which led to new Subscriber growth; and (ii) continued sustainable growth in Subscribers pertaining to mature offerings, from whom we generated recurring revenue that was driven in part by ordinary-course marketing campaigns that continued to strengthen our mature offerings. During the year ended December 31, 2025, our personalized offerings represented over 70% of United States Revenue, compared to representing approximately half of United States Revenue for the year ended December 31, 2024. Our personalized offerings refer to treatment plans developed by licensed providers to meet the specific needs of individual customers and may include certain compounded formulations. We expect revenue from personalized offerings, including existing and new offerings, to increasingly drive United States Revenue growth in the future. Additionally, during the year ended December 31, 2025, our Hers brand represented nearly 40% of United States Revenue, compared to representing less than 30% of United States Revenue for the year ended December 31, 2024. Growth in the Hers brand was driven by our glucagon-like peptide-1 receptor agonists (“GLP-1s”) and dermatology offerings, including personalized offerings. For the year ended December 31, 2025, a majority of our total United States Revenue came from non-GLP-1 offerings. We generated $1,449.7 million in United States Revenue for the year ended December 31, 2024, an increase of $595.2 million, or 70%, as compared to $854.5 million for the year ended December 31, 2023. Growth in United States Revenue for the year ended December 31, 2024 was primarily driven by offerings launched in the fourth quarter of 2023 or later, including new offerings launched in the second quarter of 2024 for which there was no comparable revenue in 2023, as well as continued sustainable growth in Subscribers pertaining to offerings available in all periods presented, from whom we generated recurring revenue. Offerings available in both periods represented a substantial majority of United States Revenue for the year ended December 31, 2024. United States Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings.

We generated $134.0 million in Rest of the World Revenue for the year ended December 31, 2025, an increase of $107.1 million, or 399%, as compared to $26.8 million for the year ended December 31, 2024. Growth in Rest of the World Revenue for the year ended December 31, 2025 was primarily driven by the geographic expansion from our recent acquisitions. We generated $26.8 million in Rest of the World Revenue for the year ended December 31, 2024, an increase of $9.3 million, or 53%, as compared to $17.5 million for the year ended December 31, 2023. Growth in Rest of the World Revenue for the year ended December 31, 2024 was primarily driven by Subscriber growth in the United Kingdom. Rest of the World Revenue can fluctuate on a period-to-period basis due to various factors, including those related to United States Revenue discussed above, as well as the magnitude of any future geographic expansion.

We generated $2,311.4 million in Online Revenue for the year ended December 31, 2025, an increase of $873.5 million, or 61%, as compared to $1,437.9 million for the year ended December 31, 2024. Growth in Online Revenue for the year ended December 31, 2025 was primarily driven by the same factors as the United States Revenue growth discussed above.

We generated $36.2 million in Wholesale Revenue for the year ended December 31, 2025, a decrease of $2.4 million, or 6%, as compared to $38.6 million for the year ended December 31, 2024. Wholesale Revenue can fluctuate on a period-to-period basis due to various factors, including timing of inventory purchases from our partners, seasonality trends, launches of new merchants, and timing of specialized campaigns. During the year ended December 31, 2025, there were no launches of material new merchants, notable factors impacting timing of inventory purchases, or material specialized campaigns impacting Wholesale Revenue trends. Top partners, comprising over 90% of Wholesale Revenue, remained consistent for all periods presented. As our presence in physical environments and on third-party platforms has matured and we have successfully built brand awareness with new customers in those environments, we do not anticipate launching new material partnerships in the foreseeable future or investing significantly in specialized wholesale marketing campaigns.

Subscribers grew 13% to approximately 2,511,000 as of December 31, 2025 as compared to approximately 2,229,000 Subscribers as of December 31, 2024. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, including both ordinary-course marketing campaigns and a specialized campaign in the first quarter of 2025 as discussed further below, improved onsite and customer onboarding experiences, and consumer adoption of our personalized offerings across our business. In the first quarter of 2025, we aired a Super Bowl marketing campaign highlighting specialized offerings on our platform and building brand awareness with consumers in order to normalize health and wellness challenges. Monthly Revenue per Average Subscriber grew 28% to $83 for the year ended December 31, 2025 as compared to $65 for the year ended December 31, 2024, and Monthly Online Revenue per Average Subscriber grew 27% to $81 for the year ended December 31, 2025 as compared to $64 for the year ended December 31, 2024, primarily due to Subscriber uptake of personalized offerings across our business, along with changes in product mix and the impact of our recent acquisitions. Monthly Revenue per Average Subscriber grew 16% to $65 for the year ended December 31, 2024 as compared to $56 for the year ended December 31, 2023, primarily due to our weight loss offerings along with changes in product mix.

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

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. A majority of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. While historically the consistent uptake by Subscribers of our offerings contributed to the stable and predictable nature of our Monthly Revenue per Average Subscriber, some of our weight loss offerings have led to increases in this metric, though we expect this metric to normalize over the long term. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted. Macroeconomic factors including inflation or recessionary pressures or the impact of trade actions may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our wholly-owned pharmacies (also referred to herein as our “Pharmacies”), our laboratory testing facilities and our peptide manufacturing facility (collectively with our Pharmacies sometimes herein referred to as our “Facilities”), with the goal of fulfilling a significant majority of our pharmaceutical and over-the-counter customer orders through internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers across all of our brands, and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. The number of our Subscribers using personalized solutions has grown in recent periods and represented more than a majority of Subscribers as of December 31, 2025. As we expect the percentage of Subscribers on our platform using a personalized solution to continue to increase, we expect revenue from personalized offerings across the business to increasingly drive total revenue growth in the future, and we plan to continue to invest in personalized product offerings, including in our compounding capabilities. In addition, we expect to continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Specifically, in July 2025, we acquired all of the outstanding equity of Zava Global GmbH and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, in November 2025, we acquired all of the outstanding equity of Medici Technologies, Inc. (“Medici”), a digital health platform registered in Canada, in January 2026, we completed a merger pursuant to which YourBio Health, Inc. (“YourBio”), a U.S.-based company specializing in capillary whole blood sampling technology, became our wholly-owned subsidiary, and in February 2026, we entered into the Proposed Acquisition of Eucalyptus (for additional details regarding these transactions refer to the “Recent Developments” and “Liquidity and Capital Resources” sections). In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net income (loss) before stock-based compensation, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, inclusive of revaluation of earn-out consideration recorded in general and administrative expenses prior to 2024, and (ii) transaction professional services), change in fair value of liabilities, payroll tax expense related to stock-based compensation, impairment of long-lived assets, legal settlement expenses that are considered non-recurring, change in fair value of equity securities, income taxes, and interest income and expense, net. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023

Revenue	$2,347,637	$1,476,514	$872,000

Net income (loss)	128,365	126,038	(23,546)
Stock-based compensation	135,244	92,322	66,080
Depreciation and amortization	54,502	17,088	9,515
Acquisition and transaction-related costs	15,544	3,979	3,016
Change in fair value of liabilities	9,255	—	1,075
Payroll tax expense related to stock-based compensation	6,947	—	—
Impairment of long-lived assets	531	114	429
Legal settlement	—	2,008	—
Change in fair value of equity securities	(4,437)	—	—
(Benefit from) provision for income taxes	(4,441)	(54,327)	1,975
Interest income and expense, net	(23,526)	(10,349)	(9,029)
Adjusted EBITDA	$317,984	$176,873	$49,515

Net income (loss) as a % of revenue	5%	9%	(3)%
Adjusted EBITDA margin	14%	12%	6%

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023

Net cash provided by operating activities	$300,006	$251,084	$73,483
Less: purchases of property, equipment, and intangible assets in investing activities	(226,045)	(41,655)	(17,220)
Less: investment in website development and internal-use software in investing activities	(16,546)	(11,095)	(9,272)
Free Cash Flow	$57,415	$198,334	$46,991

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

Basis of Presentation

Currently, we conduct business through one operating segment. The consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. As of December 31, 2025, the VIEs are the “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. We determined that we are the primary beneficiary of the Affiliated Medical Groups for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the VIE model, we present the results of operations and the financial position of the entities as part of our consolidated financial statements as if the consolidated group were a single economic entity. Additionally, Apostrophe Pharmacy LLC and XeCare, LLC, which are licensed mail order pharmacies providing prescription fulfillment solely to our customers, were VIEs through April 2025 and November 2025, respectively, when, as a result of changes of ownership, they became wholly-owned subsidiaries of our company and were no longer considered VIEs.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products, as well as services, primarily consisting of medical consultation services, post-consultation service support, and delivery of laboratory testing results, as applicable. Additionally, revenue is generated through wholesale arrangements.

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs of purchased and manufactured products, packaging materials, shipping costs, labor costs directly related to revenue generating activities including primarily medical consultation services and manufacturing labor, and overhead costs associated with manufactured products. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software (other than related to manufactured products) are considered to be operating expenses and are excluded from cost of revenue.

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the volume of fulfillment through internal fulfillment capabilities, and our ability to sell our inventory. While we expect our gross margin to fluctuate from period to period depending on these and other factors, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate and optimize more favorable costs of revenue.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and exclude content production costs. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter, though marketing expenses may fluctuate from period to period due to the timing and discretionary nature of these expenses. While marketing expenses may fluctuate as a percentage of revenue, with the additional marketing leverage driven by our newer offerings, along with the maturation of our existing Subscriber base, we expect total marketing expenses as a percentage of revenue to continue to decrease over the long term.

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical, pharmacy, fulfillment, customer service, and corporate quality functions. These expenses also include operating expenses primarily relating to operations and support functions for our Facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses to increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

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

General and administrative expenses

General and administrative expenses (“G&A”) include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our executive, legal, human resources, finance, brand strategy, communications, public and government relations, and other corporate functions. These expenses also include operating expenses primarily relating to general and administrative functions for insurance, third-party software and hosting to support those functions, related depreciation and amortization, and other general corporate costs. We expect G&A to increase for the foreseeable future as we increase headcount with the growth of our business, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Total other income, net

Total other income, net primarily consists of interest income from our cash and cash equivalents and available-for-sale investment accounts. Additionally, total other income, net includes expenses associated with our debt, as well as change in fair value of equity securities and liabilities and non-operating and one-time charges classified outside of operating expenses. Interest income has increased recently as a result of the significant balances in cash and cash equivalents and available-for-sale investments during 2025, although it may fluctuate from period to period based on balances and applicable interest rates. This increase in interest income will be partially offset by interest expense related to the amortization of debt discount and issuance costs on our debt.

Benefit from (provision for) income taxes

The benefit from (provision for) income taxes primarily consists of the impacts of federal and state tax credits and windfall tax benefits, as well as change in valuation allowance, partially offset by state and foreign income taxes. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. Any future releases of our current valuation allowance would be immaterial to the consolidated statements of operations.

Results of Operations

Comparisons for the years ended December 31, 2025 and 2024

The following table sets forth our consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023 and the dollar and percentage change between the three periods (dollars in thousands):

	Year Ended December 31,
	2025	Change	% Change	2024	Change	% Change	2023

Revenue	$2,347,637	$871,123	59%	$1,476,514	$604,514	69%	$872,000
Cost of revenue	614,259	310,880	102%	303,379	146,328	93%	157,051
Gross profit	1,733,378	560,243	48%	1,173,135	458,186	64%	714,949
Operating expenses:(1)
Marketing	919,296	240,452	35%	678,844	232,409	52%	446,435
Operations and support	286,444	100,642	54%	185,802	65,945	55%	119,857
Technology and development	149,301	70,482	89%	78,819	30,592	63%	48,227
General and administrative	272,724	104,957	63%	167,767	37,884	29%	129,883
Total operating expenses	1,627,765	516,533	46%	1,111,232	366,830	49%	744,402
Income (loss) from operations	105,613	43,710	71%	61,903	91,356	*	(29,453)
Other income (expense):
Change in fair value of equity securities	4,437	4,437	100%	—	—	—%	—
Change in fair value of liabilities	(9,255)	(9,255)	(100)%	—	1,075	(100)%	(1,075)
Other income, net	23,129	13,321	136%	9,808	851	10%	8,957
Total other income, net	18,311	8,503	87%	9,808	1,926	24%	7,882
Income (loss) before income taxes	123,924	52,213	73%	71,711	93,282	*	(21,571)
Benefit from (provision for) income taxes	4,441	(49,886)	(92)%	54,327	56,302	*	(1,975)
Net income (loss)	$128,365	$2,327	2%	$126,038	$149,584	*	$(23,546)
______________
(*)Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Marketing	$12,510	$9,392	$5,477
Operations and support	18,910	10,205	6,815
Technology and development	19,240	12,534	7,126
General and administrative	84,584	60,191	46,662
Total stock-based compensation expense	$135,244	$92,322	$66,080

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Year Ended December 31,
	2025	2024	2023

Revenue	100%	100%	100%
Cost of revenue	26%	21%	18%
Gross profit	74%	79%	82%
Operating expenses:
Marketing	39%	46%	51%
Operations and support	12%	13%	14%
Technology and development	7%	5%	6%
General and administrative	12%	11%	15%
Total operating expenses	70%	75%	86%
Income (loss) from operations	4%	4%	(4)%
Other income (expense):
Change in fair value of equity securities	—%	—%	—%
Change in fair value of liabilities	—%	—%	—%
Other income, net	1%	1%	1%
Total other income, net	1%	1%	1%
Income (loss) before income taxes	5%	5%	(3)%
Benefit from (provision for) income taxes	—%	4%	—%
Net income (loss)	5%	9%	(3)%

Revenue

Revenue was $2,347.6 million for the year ended December 31, 2025 compared to $1,476.5 million for the year ended December 31, 2024, an increase of $871.1 million, or 59%. For detailed discussion of this increase, refer to the “Revenue and Key Business Metrics” section.

Cost of revenue and gross profit

Cost of revenue was $614.3 million for the year ended December 31, 2025, compared to $303.4 million for the year ended December 31, 2024, an increase of $310.9 million, or 102%. This increase was primarily due to increased product and packaging costs of approximately 135%, increased shipping costs of 59%, and increased costs associated with medical consultation services of 39%. These increases were primarily due to our weight loss offerings, which have higher product and packaging costs and shipping costs compared to our other offerings, as well as overall increased business activity with the addition of new Subscribers.

Gross profit was $1,733.4 million for the year ended December 31, 2025 compared to $1,173.1 million for the year ended December 31, 2024, an increase of $560.2 million or 48%. Correspondingly, gross margin was 74% for the year ended December 31, 2025 compared to 79% for the year ended December 31, 2024. The decrease in gross margin for the year ended December 31, 2025 was primarily due to our weight loss offerings, which have shorter shipping cadences and increased fulfillment costs, along with the impact of the growth of our international business and new offerings. The decrease was partially offset by lower costs associated with medical consultation services as a percent of revenue as a result of improving Provider efficiency, as well as synergies gained through increased fulfillment volume.

Marketing expenses

Marketing expenses were $919.3 million for the year ended December 31, 2025, compared to $678.8 million for the year ended December 31, 2024, an increase of $240.5 million, or 35%. The most significant component of marketing expenses is customer acquisition costs, which increased to $798.5 million for the year ended December 31, 2025, compared to $594.5 million for the year ended December 31, 2024, an increase of $204.0 million, or 34%. The increase in customer acquisition costs was primarily a result of management’s decision to increase investment in display, search, streaming and linear television (including our Super Bowl marketing campaign in February 2025), affiliate, and radio and podcast marketing, as we continue to identify opportunities to drive new customer growth and which investment further expanded with the addition of newer offerings.

Operations and support

Operations and support expenses were $286.4 million for the year ended December 31, 2025, compared to $185.8 million for the year ended December 31, 2024, an increase of $100.6 million, or 54%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $40.2 million, an increase in order fulfillment and transaction processing of $26.6 million, an increase in depreciation, amortization, and technology costs of operations and support functions of $9.1 million, an increase in stock-based compensation of $8.7 million and an increase in professional services of $7.2 million.

Technology and development

Technology and development expenses were $149.3 million for the year ended December 31, 2025, compared to $78.8 million for the year ended December 31, 2024, an increase of $70.5 million, or 89%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $24.0 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $21.4 million, an increase in professional services of $7.7 million, an increase in stock-based compensation of $6.7 million, and an increase in product development costs of $4.6 million.

General and administrative

General and administrative expenses were $272.7 million for the year ended December 31, 2025, compared to $167.8 million for the year ended December 31, 2024, an increase of $105.0 million, or 63%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $26.3 million, an increase in stock-based compensation of $24.4 million, an increase in professional services of $20.0 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $17.1 million, an increase in acquisition costs of $5.9 million, and an increase in insurance premiums of $5.4 million.

Total other income, net

Total other income, net was $18.3 million for the year ended December 31, 2025, compared to $9.8 million for the year ended December 31, 2024, an increase of $8.5 million. The increase was driven primarily by interest income of $28.4 million for the year ended December 31, 2025, compared to $10.3 million for the year ended December 31, 2024, as well as a gain from the change in fair value of equity securities of $4.4 million during the year ended December 31, 2025, partially offset by a loss from the change in fair value of liabilities of $9.3 million during the year ended December 31, 2025. The increase in interest income was driven by the significant balances of cash and cash equivalents and investments during 2025, the gain on change in fair value of equity securities was related to unrealized gains on equity securities, and the loss on change in fair value of liabilities was related to changes in the fair value of earn-out liabilities associated with acquisitions.

Benefit from (provision for) income taxes

Benefit from income taxes was $4.4 million for the year ended December 31, 2025, compared to a benefit from income taxes of $54.3 million for the year ended December 31, 2024. The change was mainly due to the change in valuation allowance of $68.0 million in the prior period, primarily due to the full release of the valuation allowance on our domestic deferred tax assets during the year ended December 31, 2024, partially offset by tax activity during that period. The release of the valuation allowance resulted in the recognition of certain deferred tax assets, a decrease to income tax expense, and a corresponding one-time increase to net income for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, our principal sources of liquidity totaled $928.8 million, consisting of (i) cash and cash equivalents, which are primarily invested in interest-bearing cash accounts and money market funds; (ii) short-term available-for-sale investments, which are invested in government and government agency securities, corporate bonds, and U.S. Treasury bills; and (iii) long-term available-for-sale investments, which are invested in government and government agency securities and corporate bonds.

In February 2025, we acquired via an asset purchase agreement certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States, for total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction of up to approximately $39.1 million. A maximum additional amount of $32.7 million in cash and Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions, which is subject to a continued service condition by the Seller’s CEO, as defined in the asset purchase agreement. The cash payments are included within investing activities on the consolidated statements of cash flows.

Additionally, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million (the “Credit Facility”). The Credit Facility includes letter of credit and swing line loan sub-limits of $40.0 million and $20.0 million, respectively, and an accordion option, which, if exercised, would allow us to increase the aggregate commitment amount by up to $125.0 million, plus additional amounts if we are able to satisfy a leverage test and certain other conditions. As of December 31, 2025, we had $7.0 million in letters of credit outstanding under the Credit Facility sub-limit. As such, $168.0 million remained available under the Credit Facility as of December 31, 2025. No loans were outstanding under the Credit Facility and we were in compliance with all conditions and covenants thereunder as of December 31, 2025. For additional details regarding the Credit Facility, see Note 13 – Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”), which provided us with aggregate proceeds net of debt discount of $970.0 million. In connection with the issuance of the 2030 Convertible Notes, we separately entered into privately negotiated capped call transactions with certain financial institutions, which resulted in aggregate cash payments of $47.8 million (for additional details see Note 13 – Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). The cash proceeds and cash payments are included within financing activities on the consolidated statements of cash flows.

In July 2025, we acquired all of the outstanding equity of Zava, a digital health platform registered in Germany with operations in the United Kingdom and the European Union, to further expand our operations in the United Kingdom and to launch in the European Union. The purchase price for accounting purposes was EUR 219.2 million, or $258.0 million, based on the exchange rate on the closing date, including cash paid upfront of EUR 142.2 million and contingent consideration with an acquisition date fair value of EUR 77.0 million, or $167.3 million and $90.7 million, respectively, based on the exchange rate on the closing date. The contingent consideration primarily relates to a potential earn-out payable in cash of up to EUR 100.0 million, or $117.7 million based on the exchange rate on the closing date, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which is recognized as contingent consideration, and which may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement (for additional details regarding the acquisition see Note 3 – Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Based on actual results, the earn-out related to the 2025 fiscal year was achieved, and we will make a cash payment in the first half of 2026 of EUR 40.0 million, or $47.0 million based on the exchange rate on December 31, 2025.

In November 2025, we acquired all of the outstanding equity of Medici, a digital health platform registered in Canada. The acquisition established our presence in the Canadian market and furthers our goal of expanding our global operations and fulfillment capabilities. The purchase price for accounting purposes was CAD 39.1 million, or $27.8 million based on the exchange rate on the closing date, consisting of cash paid upfront of CAD 32.7 million and cash to be paid at a later date of CAD 6.4 million, or $23.2 million and $4.6 million, respectively, based on the exchange rate on the closing date. A maximum additional amount of cash consideration of CAD 40.0 million, or $28.4 million based on the exchange rate on the closing date, is payable to the Medici founders (“Sellers”) upon satisfying certain earn-out conditions, with measurements occurring for each of the 2026 and 2027 fiscal years. This earn-out payment is subject to a continued service condition, as defined in the business combination agreement, by the Sellers, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable (for additional details regarding the acquisition see Note 3 – Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

In January 2026, we completed a merger pursuant to which YourBio Health, Inc. (“YourBio”), a U.S.-based company specializing in capillary whole blood sampling technology, became our wholly-owned subsidiary. We entered into the merger agreement to incorporate YourBio’s blood-sampling technology into our technology portfolio. The transaction provided for upfront cash consideration of $150.0 million, not including certain closing adjustments as defined in the merger agreement, plus additional contingent consideration in the form of a potential cash earn-out based on operational metrics measured over a five-year period. Any contingent consideration will be payable in cash within 75 days of the end of each applicable earn-out year, in accordance with the merger agreement (for additional details regarding the acquisition see Note 20 – Subsequent Events to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). As market conditions warrant, we may, from time to time, repurchase our outstanding 2030 Convertible Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material to the consolidated financial statements.

In January 2026, we drew $150.0 million on our Credit Facility to facilitate the YourBio merger discussed above. The amount was repaid in full as of the date of this Annual Report on Form 10-K.

As discussed in the “Recent Developments” section, in February 2026, we entered into a definitive agreement for the Proposed Acquisition of Eucalyptus, which includes aggregate total consideration of up to $1.15 billion, including upfront cash consideration of approximately $240 million, deferred payments totaling an additional amount of approximately $710 million, and a maximum additional amount of approximately $200 million in earn-out payments, all of which are not including certain closing adjustments as set forth in the Deed. The deferred payments are payable in six quarterly installments through the 18-month anniversary of the closing, and the earn-out payments are payable following the release of our results for each of fiscal years 2026, 2027, 2028, respectively, upon Eucalyptus achieving certain revenue and adjusted EBITDA targets. We have the option to settle approximately 60% of the deferred and earn-out payments in cash or our Class A common stock, at our election.

We believe our existing cash resources, as well as availability under our Revolving Credit Facility, are sufficient to support planned operations for the next 12 months. As a result, management believes that our current and available financial resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our Facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities as well as acquire or invest in complementary businesses (including our Proposed Acquisition of Eucalyptus), services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. We may also use our cash and cash equivalents to repurchase up to $225.0 million of our Class A common stock through November 11, 2028 at management’s discretion pursuant to our 2025 Share Repurchase Program. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2025	2024	2023

Net cash provided by operating activities	$300,006	$251,084	$73,483
Net cash used in investing activities	(1,024,958)	(19,048)	(12,106)
Net cash provided by (used in) financing activities	729,620	(107,845)	(11,475)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $300.0 million for the year ended December 31, 2025. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $135.2 million, net income of $128.4 million, depreciation and amortization of $54.5 million, change in fair value of liabilities of $9.3 million, non-cash acquisition-related costs of $5.9 million, and amortization of debt discount and issuance costs of $4.5 million, partially offset by benefit from deferred taxes of $13.0 million, change in fair value of equity securities of $4.4 million, and a net accretion on securities of $2.0 million. In addition, a net cash outflow totaling $29.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in prepaid expenses of $51.9 million, a decrease in accrued liabilities of $43.1 million, and an increase in inventory of $13.7 million. This outflow was partially offset by an increase in deferred revenue of $51.6 million and an increase in accounts payable of $30.3 million.

Net cash provided by operating activities was $251.1 million for the year ended December 31, 2024. Net cash provided by operating activities included net income of $126.0 million, non-cash expense related to stock-based compensation of $92.3 million, and depreciation and amortization of $17.1 million, partially offset by benefit from deferred taxes of $61.6 million and a net accretion on securities of $4.4 million. In addition, a net cash inflow totaling $78.6 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in deferred revenue of $67.6 million and an increase in accounts payable and accrued liabilities of $67.5 million. This inflow was partially offset by an increase in inventory of $41.6 million, an increase in prepaid expenses of $9.5 million, and a decrease in earn-out payable of $2.8 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments and acquisitions, as well as purchases of property, equipment, and intangible assets and investment in website development and internal-use software. Our purchases of property, equipment, and intangible assets have increased in recent quarters as we scale our internal fulfillment capabilities to supply the increasing demand for our personalized offerings.

Net cash used in investing activities for the year ended December 31, 2025 was $1,025.0 million, which was primarily due to net investment cash outflows related to available for sale securities of $617.1 million, $226.0 million in purchases of property, equipment, and intangible assets, including the cash payments made in connection with the C S Bio Co. asset acquisition, $145.2 million for the acquisition of businesses, net of cash acquired, primarily related to the Zava and Medici acquisitions, $20.0 million in a purchase of equity securities. and investments of $16.5 million in website development and internal-use software.

Net cash used in investing activities for the year ended December 31, 2024 was $19.0 million, which was primarily due to $41.7 million in purchases of property, equipment, and intangible assets, $15.4 million for the acquisition of MedisourceRx, and investments of $11.1 million in website development and internal-use software. This cash outflow was partially offset by net investment cash inflows related to available for sale securities of $49.1 million.

Cash flows from financing activities

Net cash provided by financing activities for the year ended December 31, 2025 was $729.6 million, which was primarily due to proceeds from issuance of convertible senior notes, net of debt discount of $970.0 million, proceeds from exercise of vested stock options of $11.0 million, and proceeds from employee stock purchase plan of $6.4 million. This cash inflow was partially offset by payments for taxes related to net share settlement of equity awards of $116.7 million, repurchases of our Class A common stock of $90.0 million, purchases of capped calls related to convertible senior notes of $47.8 million, and payments for debt issuance costs of $3.4 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases (including one executed but not yet commenced as of period end), the fair value of earn-out payable, earn-out liabilities, and other contingent consideration related to acquisitions, and non-cancelable purchase obligations primarily related to cloud-based software contracts used in operations. Total contractual obligations and commitments as of December 31, 2025 were $356.2 million, of which $77.9 million was payable within 12 months.

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

As of December 31, 2025, with the exception of certain attributes, we believe it is more likely than not that we will realize our domestic and foreign deferred tax assets.

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

During the year ended December 31, 2025, our largest acquisition was Zava. The most significant estimates for the acquisition accounting related to the valuation of the identified intangible assets, with a combined acquisition date fair value of $143.8 million determined using the multi-period excess earnings method, and the valuation of the contingent consideration, with an acquisition date fair value of $90.7 million using a Monte Carlo simulation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks in the ordinary course of our business, including sensitivities as follows:

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and available-for-sale investments.

We had cash and cash equivalents, short-term available-for-sale investments, and long-term available-for-sale investments totaling $928.8 million and $300.3 million as of December 31, 2025 and 2024, respectively, which were held for working capital purposes. As of December 31, 2025, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term available-for-sale investments are comprised of government and government agency securities, corporate bonds, and U.S. Treasury bills, and our long-term available-for-sale investments are comprised of government and government agency securities and corporate bonds. Our available-for-sale investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes and we do not believe there is associated material exposure to interest rate risk.

In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”). The 2030 Convertible Notes do not bear regular interest and their principal amount will not accrete; accordingly, we do not have economic interest rate exposure on the 2030 Convertible Notes. However, we may be required to pay special interest under certain circumstances in accordance with the terms of the 2030 Convertible Notes. For additional details on the 2030 Convertible Notes see Note 13 – Debt to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Foreign Currency Risk

There was no significant foreign currency risk for the years ended December 31, 2025, 2024, and 2023 since a substantial majority of our operations are in the United States for the periods presented. Our operations in the United Kingdom, the European Union, and Canada are not considered significant for the periods presented. Accordingly, we believe we do not have a material exposure to foreign currency risk. We expect to continue to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Hims & Hers Health, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hims & Hers Health, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Zava Global GmbH and subsidiaries (Zava) during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Zava’s internal control over financial reporting associated with less than 3% of total assets and less than 5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Zava.

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

Assessment of the acquisition date fair value of the platform partnerships intangible asset acquired in a business combination

As discussed in Note 3 to the consolidated financial statements, in July 2025, the Company acquired all of the outstanding equity of Zava for a purchase price of $258.0 million. The acquisition was accounted for as a business combination using the acquisition method of accounting with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. As part of the transaction, the Company acquired a platform partnerships intangible asset with an acquisition date fair value of $100.2 million, which was determined using the multi-period excess earnings method.

We identified the assessment of the acquisition date fair value of the platform partnerships intangible asset as a critical audit matter. Subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to assess the discount rate assumption used to estimate the acquisition date fair value for the platform partnerships intangible asset due to the degree of measurement uncertainty associated with this assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition date valuation process. This included a control over the development of the discount rate used to value the platform partnerships intangible asset. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate assumption used for the platform partnerships intangible asset by:

•recalculating the Company’s determination of its weighted average cost of capital (WACC) used to determine the discount rate used to value the platform partnership intangible asset
•independently developing a WACC using inputs obtained from publicly available market data and comparing it to the WACC used by the Company
•reconciling the Company’s determination of its WACC to the Company’s weighted average return on assets and internal rate of return.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 23, 2026

Hims & Hers Health, Inc.
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$228,616	$220,584
Short-term available-for-sale investments	348,876	79,667
Inventory	80,128	64,427
Prepaid expenses and other current assets	110,018	31,153
Total current assets	767,638	395,831
Restricted cash	—	856
Long-term available-for-sale investments	351,263	—
Goodwill	278,325	112,728
Property, equipment, and software, net	311,930	82,083
Intangible assets, net	196,116	43,410
Operating lease right-of-use assets	137,046	10,881
Deferred tax assets, net	82,707	61,603
Other long-term assets	29,680	147
Total assets	$2,154,705	$707,539
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$143,278	$91,180
Accrued liabilities	78,518	53,013
Deferred revenue	127,160	75,285
Earn-out payable	46,986	—
Earn-out liabilities	3,646	—
Operating lease liabilities	4,843	1,889
Total current liabilities	404,431	221,367
Convertible senior notes, net	972,580	—
Operating lease liabilities	143,167	9,456
Earn-out liabilities	53,009	—
Deferred tax liabilities, net	28,856	—
Other long-term liabilities	11,734	—
Total liabilities	1,613,777	230,823
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 218,867,898 and 212,459,586 shares issued and outstanding as of December 31, 2025 and 2024, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of December 31, 2025 and 2024	23	22
Additional paid-in capital	652,383	719,155
Accumulated other comprehensive income (loss)	2,294	(324)
Accumulated deficit	(113,772)	(242,137)
Total stockholders' equity	540,928	476,716
Total liabilities and stockholders' equity	$2,154,705	$707,539
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of
Operations and Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,347,637	$1,476,514	$872,000
Cost of revenue	614,259	303,379	157,051
Gross profit	1,733,378	1,173,135	714,949
Operating expenses:
Marketing	919,296	678,844	446,435
Operations and support	286,444	185,802	119,857
Technology and development	149,301	78,819	48,227
General and administrative	272,724	167,767	129,883
Total operating expenses	1,627,765	1,111,232	744,402
Income (loss) from operations	105,613	61,903	(29,453)
Other income (expense):
Change in fair value of equity securities	4,437	—	—
Change in fair value of liabilities	(9,255)	—	(1,075)
Other income, net	23,129	9,808	8,957
Total other income, net	18,311	9,808	7,882
Income (loss) before income taxes	123,924	71,711	(21,571)
Benefit from (provision for) income taxes	4,441	54,327	(1,975)
Net income (loss)	128,365	126,038	(23,546)
Other comprehensive income (loss)	2,618	(200)	153
Total comprehensive income (loss)	$130,983	$125,838	$(23,393)
Net income (loss) per share attributable to common stockholders, Class A and Class V:
Basic	$0.57	$0.58	$(0.11)
Diluted	$0.51	$0.53	$(0.11)
Weighted average shares outstanding, Class A and Class V:
Basic	224,959,268	215,939,037	209,344,712
Diluted	258,230,547	236,808,876	209,344,712
See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	208,429,312	$21	$656,626	$(277)	$(344,629)	$311,741
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	3,472,456	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(14,096)	—	—	(14,096)
Exercise of vested stock options	1,222,548	—	2,322	—	—	2,322
Issuance of common stock under employee stock purchase plan	594,885	—	2,298	—	—	2,298
Repurchases and retirement of common stock	(237,458)	—	(1,999)	—	—	(1,999)
Stock-based compensation	—	—	67,156	—	—	67,156
Other comprehensive income	—	—	—	153	—	153
Net loss	—	—	—	—	(23,546)	(23,546)
Balance as of December 31, 2023	213,481,743	21	712,307	(124)	(368,175)	344,029
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	4,404,420	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(52,501)	—	—	(52,501)
Exercise of vested stock options	6,734,549	1	26,650	—	—	26,651
Exercise of Class A common stock warrants	271,291	—	333	—	—	333
Repurchases and retirement of common stock	(5,768,042)	—	(83,039)	—	—	(83,039)
Issuance of common stock under employee stock purchase plan	617,563	—	3,901	—	—	3,901
Issuance of common stock for acquisition-related earn-out consideration	119,344	—	1,396	—	—	1,396
Issuance of common stock for acquisition of business	976,341	—	15,500	—	—	15,500
Stock-based compensation	—	—	94,608	—	—	94,608
Other comprehensive loss	—	—	—	(200)	—	(200)
Net income	—	—	—	—	126,038	126,038
Balance as of December 31, 2024	220,837,209	22	719,155	(324)	(242,137)	476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	4,413,800	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(116,669)	—	—	(116,669)
Exercise of vested stock options	3,434,284	1	11,032	—	—	11,033
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Issuance of common stock under employee stock purchase plan	502,332	—	6,440	—	—	6,440
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(35,583)	—	—	(35,583)
Repurchases and retirement of common stock	(2,234,910)	—	(89,960)	—	—	(89,960)
Stock-based compensation	—	—	138,828	—	—	138,828
Other comprehensive income	—	—	—	2,618	—	2,618
Net income	—	—	—	—	128,365	128,365
Balance as of December 31, 2025	227,245,521	$23	$652,383	$2,294	$(113,772)	$540,928

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$128,365	$126,038	$(23,546)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,502	17,088	9,515
Stock-based compensation	135,244	92,322	66,080
Change in fair value of equity securities	(4,437)	—	—
Change in fair value of liabilities	9,255	—	1,075
Net accretion on securities	(2,032)	(4,355)	(5,686)
Benefit from deferred taxes	(12,961)	(61,649)	(13)
Impairment of long-lived assets	531	114	429
Amortization of debt discount and issuance costs	4,529	—	—
Non-cash operating lease cost	12,413	2,546	1,922
Non-cash acquisition-related costs	5,893	—	2,691
Non-cash other	(2,135)	357	195
Changes in operating assets and liabilities:
Inventory	(13,722)	(41,612)	(902)
Prepaid expenses and other current assets	(51,856)	(9,494)	(6,395)
Other long-term assets	(518)	(56)	(58)
Accounts payable	30,297	43,710	7,324
Accrued liabilities	(43,053)	23,791	16,524
Deferred revenue	51,604	67,552	6,261
Operating lease liabilities	(1,913)	(2,443)	(1,933)
Earn-out payable	—	(2,825)	—
Net cash provided by operating activities	300,006	251,084	73,483
Investing activities
Purchases of available-for-sale investments	(725,838)	(160,564)	(157,239)
Maturities of available-for-sale investments	108,698	208,940	170,051
Proceeds from sales of available-for-sale investments	—	725	1,574
Investment in website development and internal-use software	(16,546)	(11,095)	(9,272)
Purchases of property, equipment, and intangible assets	(226,045)	(41,655)	(17,220)
Acquisition of businesses, net of cash acquired	(145,227)	(15,399)	—
Purchase of equity securities	(20,000)	—	—
Net cash used in investing activities	(1,024,958)	(19,048)	(12,106)
Financing activities
Proceeds from issuance of convertible senior notes, net of debt discount	970,000	—	—
Purchases of capped calls related to convertible senior notes	(47,800)	—	—
Proceeds from exercise of vested stock options	11,033	26,651	2,322
Payments for taxes related to net share settlement of equity awards	(116,669)	(52,501)	(14,096)
Repurchases of common stock	(89,960)	(83,039)	(1,999)
Proceeds from employee stock purchase plan	6,440	3,901	2,298
Payments for debt issuance costs	(3,424)	—	—
Payments for acquisition-related earn-out consideration	—	(3,190)	—
Proceeds from exercise of Class A common stock warrants	—	333	—
Net cash provided by (used in) financing activities	729,620	(107,845)	(11,475)
Foreign currency effect on cash and cash equivalents	2,508	(270)	(11)
Increase in cash, cash equivalents, and restricted cash	7,176	123,921	49,891
Cash, cash equivalents, and restricted cash at beginning of period	221,440	97,519	47,628
Cash, cash equivalents, and restricted cash at end of period	$228,616	$221,440	$97,519
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$228,616	$220,584	$96,663
Restricted cash	—	856	856
Total cash, cash equivalents, and restricted cash	$228,616	$221,440	$97,519
Supplemental disclosures of cash flow information
Cash paid for taxes	$23,162	$7,916	$1,109
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	25,244	7,781	3,383
Right-of-use asset obtained in exchange for lease liability	132,837	2,593	6,270
Issuance of common stock in connection with asset acquisition	12,760	—	—
Common stock to be issued for asset acquisition indemnification holdback	6,380	—	—
Common stock issued, contingent consideration, additional consideration payable, and liabilities assumed in connection with acquisition of businesses	200,267	16,000	—
Issuance of common stock for acquisition-related earn-out consideration	—	1,396	—

See accompanying notes to consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Consolidated Financial Statements

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Company has operations in the United States, the United Kingdom, Canada, and the European Union (in Germany, the Republic of Ireland, France, and Spain). The Hims & Hers platforms (collectively, the Company’s “platform”) include access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. The Company’s digital platform enables access to treatments for a broad range of conditions, including primarily those related to sexual health, hair loss, hormone health, weight loss, dermatology, and mental health, as well as services such as comprehensive laboratory testing. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

For the year ended December 31, 2025, the Company had operations in the United States, the United Kingdom, the European Union, and Canada. For the years ended December 31, 2024 and 2023, the Company had operations in the United States and the United Kingdom.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more significant estimates, judgments, and assumptions by management include, among others, valuation and recognition of stock-based compensation expense, initial and subsequent valuation of contingent consideration in business combinations or asset acquisitions, purchase price allocation for business combinations, valuation of assets acquired in an asset acquisition, estimates used in determining the useful lives of intangible assets, valuation of deferred tax assets, estimating the net realizable value of inventory, valuation of refund reserve, and estimates used in the capitalization of website development and internal-use software costs. Management believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions were made. Actual results experienced by the Company may differ from management’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s consolidated financial statements will be affected.

Risks and Uncertainties

The Company’s business, operations, and financial results are subject to various risks and uncertainties, including adverse United States and international economic conditions, legal restrictions, changes to the regulatory environment, changing laws for medical services and prescription products, decisions to outsource or modify portions of its supply chain, and competition in its industry, any of which could adversely affect its business, financial condition, results of operations, and cash flows. These significant factors, among others, could cause the Company’s future results to differ materially from the consolidated financial statements.

Concentration Risk

The Company’s financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments, and accounts receivable.

The Company maintains its cash and cash equivalents, as well as a significant majority of its available-for-sale investments, with high-quality financial institutions with investment-grade ratings. The majority of the cash balances are with U.S. banks and are in excess of amounts insured by the Federal Deposit Insurance Corporation.

The prescription products ordered on the Hims & Hers platform are primarily fulfilled by the wholly-owned pharmacies and Partner Pharmacies (as defined below). If any of the pharmacies were to stop fulfilling orders, it could significantly slow prescription product sales until fulfillment volume is redistributed to other operating pharmacies. The Company maintains agreements with these pharmacies and is continuing to invest in expanding internal fulfillment capabilities to mitigate any such risk.

Certain offerings on the Hims & Hers platform are primarily fulfilled by one supplier. If this supplier stops fulfilling purchase orders, it could significantly slow the Company’s ability to fulfill these orders until new suppliers are onboarded and internal manufacturing capabilities are expanded. The Company maintains agreements with suppliers and is continuing to invest in expanding internal manufacturing capabilities and diversifying fulfillment partners to mitigate any such risk.

As of December 31, 2025, one customer or partner individually represented more than 10% of accounts receivable. As of December 31, 2024, four customers or partners individually represented more than 10% of accounts receivable. For the years ended December 31, 2025, 2024, and 2023, no single customer or partner represented more than 10% of revenue. In addition, revenue related to sales in foreign countries was less than 10% of revenue for each of those years.

Foreign Currency Translation

The Company’s consolidated financial statements are presented in U.S. dollars. The functional currency of the Company’s non-U.S. subsidiaries is the local currency. Asset and liability balances denominated in non-U.S. dollar currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expenses are translated using average exchange rates. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are presented as foreign currency translation adjustments, a component of other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss).

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

The restricted cash balance as of December 31, 2024 comprised cash collateral that was held by the Company’s primary financial institution to secure letters of credit issued as security deposits for certain of the Company’s facilities. As of December 31, 2025, these letters of credit no longer require cash collateral and there is no restricted cash balance.

Investments

Available-for-sale debt instruments with original maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term available-for-sale investments on the consolidated balance sheets. Available-for-sale debt instruments with original maturities at the date of purchase and remaining maturities of greater than one year are classified as long-term available-for-sale investments on the consolidated balance sheets. The Company intends to sell such investments, if any, at or close to maturity. The available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss), except for credit losses. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other income, net on the consolidated statements of operations and comprehensive income (loss).

Equity securities which the Company currently does not intend to sell within one year are classified as long-term investments and are included within other long-term assets on the consolidated balance sheets. Equity securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in change in fair value of equity securities on the consolidated statements of operations and comprehensive income (loss).

Credit Losses

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities for the years ended December 31, 2025, 2024, or 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses for its available-for-sale securities was unnecessary as of December 31, 2025 and 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There were no material realized gains or losses on available-for-sale securities in the periods presented.

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

Inventory

Inventory primarily consists of finished goods and raw materials that are located at Company-managed and third-party fulfillment warehouses, pharmacies, and storage facilities. Inventory is stated at the lower of cost and net realizable value and inventory cost is determined by the weighted average cost method. The Company reserves for expired, slow-moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory. Management monitors inventory to identify events that would require impairment due to slow-moving, expired, or obsolete inventory and reduces the value of inventory when required.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of balances related to prepayments or vendor deposits for insurance, marketing, software, inventory and other operating costs, income taxes, and trade and other accounts receivables. Prepaid expenses are recorded when payment has been made in advance for goods and services. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts, if any, is the Company's best estimate of the amount of expected credit losses on its accounts receivable. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Accounts receivable comprises receivables, net, which primarily consists of Platform Partner trade receivables, wholesale trade receivables, income tax refund receivables, and other receivables, net. As of December 31, 2025 and 2024, receivables, net totaled $32.1 million and $6.1 million, respectively. There were no write-offs of any balances within receivables, net for the years ended December 31, 2025 and 2024. There were immaterial write-offs of balances within receivables, net for the year ended December 31, 2023. As of December 31, 2025 and 2024, the Company had no material allowances for doubtful accounts.

The Company does not have any off-balance sheet credit exposure related to its customers.

Property, Equipment, and Software, Net

Property, equipment, and software consist of purchased and internal-use software and website development, facility equipment and other tangible property, leasehold improvements, and assets not placed in service, which are assets that are not yet considered available for use at their intended location and are not yet being depreciated or amortized. Property, equipment, and software are depreciated or amortized using the straight-line method over the estimated useful lives ranging from two to ten years, with leasehold improvements depreciated over the shorter of their useful life or the related lease term. Property and equipment are recorded at cost, less accumulated depreciation and amortization. Maintenance and repair costs are charged to expense as incurred, and expenditures that extend the useful lives of assets are capitalized.

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

The following table summarizes the estimated amortization of website development and internal-use software costs subsequent to December 31, 2025 (in thousands):

2026	$13,305
2027	9,163
2028	4,515
Total	$26,983

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill balances denominated in non-U.S. dollar currencies are translated into U.S. dollars each reporting period using period-end exchange rates. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. As of October 1, 2025, the date of the most recent goodwill impairment test, the Company operated as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $165.3 million was acquired in relation to business combinations during 2025. No goodwill impairment was recorded for the years ended December 31, 2025, 2024, and 2023.

Intangible Assets, Net

Intangible assets, net primarily includes platform partnerships, trade names, the 503B pharmacy license, customer relationships, and developed technology. The Company amortizes such definite-lived intangible assets on a straight-line basis over the assets’ estimated useful lives of over one year and up to twelve years, within operating expenses on the consolidated statements of operations and comprehensive income (loss).

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of an asset group to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. The Company recognized immaterial impairment charges on long-lived assets during each of the years ended December 31, 2025, 2024, and 2023. These charges are included in operating expenses on the consolidated statements of operations and comprehensive income (loss). As a result of recent acquisitions, the Company consisted of three asset groups as of December 31, 2025.

Operating Leases

The Company determines if an arrangement contains a lease at inception based on whether there is identified property, plant, or equipment and whether the Company controls the use of the identified asset throughout the period of use. The Company leases facilities for fulfillment and corporate purposes under non-cancelable operating leases with expiration dates between fiscal years 2026 and 2041, including renewal options the Company is reasonably certain to exercise.

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

Convertible Notes

The Company has issued the 2030 Convertible Notes (as defined in Note 13 – Debt) which are recorded at their carrying value on the consolidated balance sheets. The 2030 Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Amortization of debt discount and issuance costs, along with contractual interest expense, if any, is recorded over the term of the 2030 Convertible Notes using the effective interest method. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives. The 2030 Convertible Notes are considered participating securities for purposes of calculating diluted net income (loss) per share. The dilutive effect is calculated under the if-converted method whereby the numerator is adjusted to add back the amortization of debt discount and issuance costs and the denominator is adjusted to add the gross number of Class A common stock shares issuable upon conversion as if converted at the beginning of the period (or at the time of issuance, if later).

Capped Calls

The Company has entered into the Capped Calls (as defined in Note 13 – Debt) in connection with the issuance of the 2030 Convertible Notes. The Capped Calls meet certain accounting criteria to be classified as equity, and premiums paid for the Capped Calls are recorded as a reduction to additional paid-in capital within stockholders’ equity, net of the deferred tax impact. The Capped Calls are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. The Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the 2030 Convertible Notes. As such, their effect on diluted net income (loss) per share would be anti-dilutive and they are excluded from the calculation.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In certain contracts that contain prescription products prescribed as the result of a consultation, revenue also includes medical consultation services and post-consultation service, if applicable. Additionally, the Company offers a range of health and wellness products through wholesale partners, with such revenue not considered significant.

The following table presents revenues disaggregated by geography, based on the jurisdiction in which the Company’s consolidated legal entities operate (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States Revenue	$2,213,648	$1,449,671	$854,494
Rest of the World Revenue	133,989	26,843	17,506
Total revenue	$2,347,637	$1,476,514	$872,000

For both United States Revenue and Rest of the World Revenue, a significant majority of customers are individuals who purchase products and/or services through the Company’s websites or mobile applications. The transaction price in the Company’s contracts with customers is the total amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to the customer.

The Company’s contracts primarily include the following performance obligations: access to (i) products, as well as material rights related to medication adjustments, as applicable, (ii) services, primarily consisting of medical consultation services, post-consultation service support, and delivery of laboratory testing results, as applicable. The Company’s contracts that do not contain prescription products primarily have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer. The Company satisfies its performance obligation for products at a point in time, which is primarily upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the years ended December 31, 2025, 2024, and 2023, service revenue represented less than 10% of consolidated revenues.

To fulfill its promise to customers in the United States for certain contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 11 – Variable Interest Entities. The Company accounts for the Affiliated Medical Groups service revenue as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, with the exception of Platform Partner arrangements (defined below), to fulfill its promise to customers for contracts that include sale of prescription products, the Company utilizes (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) wholly-owned pharmacies. The pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue from Partner Pharmacies as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging for generic products, as applicable; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Further, to provide access to certain products, a substantial majority of which are prescription products, the Company has contracts with third-party platform partners (“Platform Partners”). Under the Platform Partner arrangements, the Company accounts for the provision of access to prescription products as an agent in the arrangement. This conclusion is reached because (i) the Company is contractually restricted in determining which pharmacy fills a customer’s prescription; (ii) the Platform Partner has discretion over how the prescription products are fulfilled, including the packaging used, and the related shipments do not utilize the Company’s branded packaging, as applicable; (iii) the Platform Partner is responsible to the customer for the satisfactory fulfillment and acceptability of the order, with the Platform Partner’s role in the arrangement explicitly disclosed to the customer; (iv) the Platform Partner is responsible for refunds related to fulfillment obligations of the prescription medication after transfer of control to the customer, as applicable; and (v) the Platform Partner has discretion in how the listed prices are displayed on the Company’s websites and mobile applications for its offerings, as applicable.

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

For sales though Company’s websites and mobile applications, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, quarterly, or semi-annually. For service revenue, payment is collected either at the time the service is performed or, for Platform Partner arrangements, in accordance with contractual terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the consolidated balance sheets since the associated revenue will be recognized within the following year. As of December 31, 2025 and 2024, total deferred revenue was $127.2 million and $75.3 million, respectively. The increase of $51.9 million was primarily due to changes in the shipping cadences of the Company’s weight loss offerings.

Cost of Revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including product costs of purchased and manufactured products, packaging materials, shipping costs, labor costs directly related to revenue generating activities including primarily medical consultation services and manufacturing labor, and overhead costs associated with manufactured products. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software (other than related to manufactured products) are considered to be operating expenses and are excluded from cost of revenue.

Stock-Based Compensation

The fair value of stock options, equity-classified warrants issued to vendors, restricted stock units (“RSUs”), and performance RSUs (“PRSUs”) are measured at the grant date fair value. The fair value of employee stock options and vendor warrants are generally determined using the Black-Scholes Merton (“BSM”) option-pricing model using various inputs, including estimates of expected volatility, term, risk-free rate, and future dividends. Stock options that were granted to the Company’s CEO with performance and market conditions and earn-out RSUs were valued using the Monte Carlo simulation model. The Company recognizes compensation costs on a straight-line basis over the requisite service period of the employee and vendor, which is generally the vesting term of four years for options, warrants, and RSUs that do not have performance or market conditions. Stock options with performance conditions are recognized when it is probable that performance criteria will be achieved and compensation cost is recognized using the accelerated attribution method. PRSUs and stock options with performance conditions are recognized based on the probable level of achievement against the performance criteria. The Company accounts for forfeitures as they occur.

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

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. As of December 31, 2025, the Company contributes 50% of eligible employee’s elective deferrals up to an annual maximum of three thousand dollars per employee. The Company recognized matching contributions cost of $4.1 million, $2.9 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Advertising

For the years ended December 31, 2025, 2024, and 2023, advertising costs for customer acquisition and content production were $814.9 million, $604.6 million, and $390.3 million, respectively, consisting primarily of customer acquisition expenses (comprising advertising and media costs associated with the Company’s efforts to acquire new customers, promote its brands, and build awareness for its products and services, including advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs) of $798.5 million, $594.5 million, and $379.7 million, respectively, which are charged to expense as incurred and recorded within marketing expense on the consolidated statements of operations and comprehensive income (loss). The Company generally defers production costs associated with advertising campaigns until the airing of those campaigns.

Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is primarily impacted by foreign currency translation and available-for-sale investment fair value adjustments. The impact of foreign currency translation is affected by the translation of assets and liabilities of the Company’s foreign subsidiaries, which are denominated in Sterling, Euros, and Canadian Dollars. The primary assets and liabilities affecting the adjustments are cash and cash equivalents, inventory, prepaid expenses and other current assets, goodwill, intangible assets, net, accounts payable, accrued liabilities, current and long-term earn-out liabilities, and deferred tax liabilities, net. The impact of available-for-sale securities is primarily affected by unrecognized gains and losses related to fluctuations in the fair market value of the securities.

Liquidity

To date, the Company has financed its operations principally from revenue from the Hims & Hers platform, the sale of its equity, and the issuance of the 2030 Convertible Notes (for more detail regarding the 2030 Convertible Notes see Note 13 – Debt). During the year ended December 31, 2025, the Company had positive cash flows from operating activities of $300.0 million and generated net income of $128.4 million. As of December 31, 2025, the Company had cash and cash equivalents of $228.6 million, short-term available-for-sale investments of $348.9 million, long-term available-for-sale investments of $351.3 million, and an accumulated deficit of $113.8 million.

The Company believes that its existing cash resources, together with its availability under the Revolving Credit Facility (for more detail regarding the Revolving Credit Facility, see Note 13 – Debt), are sufficient for the Company to meet its obligations through at least one year from the date of issuance of the consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the entity’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU expand income tax disclosure requirements, primarily through enhanced disclosures related to income taxes paid and the rate reconciliation. ASU 2023-09 is effective for all public entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the ASU for the year ended December 31, 2025 using the prospective approach. As a result of the adoption, the Company began including expanded income tax disclosures within Note 19 – Income Tax. Prior period disclosures have not been adjusted to reflect the new disclosure requirements, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

3. Acquisitions

Medici Technologies, Inc

In November 2025, the Company acquired all of the outstanding equity of Medici Technologies, Inc. (“Medici”), a digital health platform registered in Canada. Medici’s financial results also include a consolidated pharmacy as it is entitled to substantially all proceeds upon a liquidation or dissolution of the pharmacy entity. The acquisition established the Company’s presence in the Canadian market and furthers its goal of expanding its global operations and fulfillment capabilities. The purchase price for accounting purposes was CAD 39.1 million, or $27.8 million based on the exchange rate on the closing date, consisting of cash paid upfront of CAD 32.7 million and cash to be paid at a later date of CAD 6.4 million, or $23.2 million and $4.6 million, respectively, based on the exchange rate on the closing date. A maximum additional amount of cash consideration of CAD 40.0 million, or $28.4 million based on the exchange rate on the closing date, is payable to the Medici founders (“Sellers”) upon satisfying certain earn-out conditions, with measurements occurring for each of the 2026 and 2027 fiscal years. This earn-out payment is subject to a continued service condition, as defined in the business combination agreement, by the Sellers, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the fourth quarter of 2026. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed based on the exchange rate on the closing date (in thousands):

Customer relationships	$5,390
Developed technology	3,475
Trade name	1,419
Goodwill	18,360
Other net liabilities	(892)
Net assets acquired	$27,752

The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The fair values of developed technology and trade name were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. The fair values of the customer relationships were determined using the multi-period excess earnings method which involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, customer churn rate, technology life, royalty rate, and discount rate.

The excess of the consideration paid over the fair value of net assets acquired is recorded as goodwill. The acquired goodwill of $18.4 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to market presence and the extension of existing customer relationships as well as utilization of developed technology. The goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.

The Company incurred acquisition costs of $1.0 million directly related to the acquisition, which were recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

The acquisition did not have a material impact on the Company’s revenue or earnings generated during the period after the acquisition date, and historical and pro forma disclosures have therefore not been presented.

Zava Global GmbH

In July 2025, the Company acquired all of the outstanding equity of Zava Global GmbH and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, to further expand its operations in the United Kingdom and to launch in the European Union. The purchase price for accounting purposes was EUR 219.2 million, or $258.0 million, based on the exchange rate on the closing date, including cash paid upfront of EUR 142.2 million and contingent consideration with an acquisition date fair value of EUR 77.0 million, or $167.3 million and $90.7 million, respectively, based on the exchange rate on the closing date. The contingent consideration primarily relates to a potential earn-out payable in cash of up to EUR 100.0 million, or $117.7 million based on the exchange rate on the closing date, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which is recognized as contingent consideration, and which may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the third quarter of 2026. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed based on the exchange rate on the closing date (in thousands):

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

The Company incurred acquisition costs of $8.0 million directly related to the acquisition, which were recorded within general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

From the acquisition date through December 31, 2025, revenue recognized related to Zava represented less than 5% of total consolidated revenue for 2025. Earnings generated during the period after the acquisition date were not material, and historical and pro forma disclosures have therefore not been presented.

C S Bio Co.

In February 2025, the Company acquired via an asset purchase agreement certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States. The Company entered into the asset purchase agreement in order to strengthen its supply chain capabilities. The total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction is up to approximately $39.1 million, consisting of: (i) upfront cash and Class A common stock consideration of approximately $32.7 million; and (ii) additional maximum $6.4 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional amount of $32.7 million in cash and/or Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions. This earn-out payment is subject to a continued service condition, as defined in the asset purchase agreement, by the Seller’s chief executive officer, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable. Additionally, as part of the transaction, the Company entered into a transition services agreement with the Seller under which the Company will receive certain services and technical support during the period of transition.

The acquisition was accounted for as an asset acquisition because it does not meet the definition of a business because there were no outputs and no employees joined the Company as part of the acquisition. When determining the fair value of tangible assets acquired, the Company estimated replacement cost, taking into consideration such factors as age, condition, and the economic useful life of the assets. No intangible assets or assumed liabilities were identified. As such, the total purchase price of $41.2 million was primarily comprised of total cash and Class A common stock consideration as described above, as well as capitalized direct acquisition costs of $2.1 million, and was allocated on a relative fair value basis to the various tangible assets acquired. The tangible assets acquired are included as part of property, equipment, and software, net as presented on the Company’s consolidated balance sheets.

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

4. Investments

Available-for-sale investments as of December 31, 2025, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government and government agency	$180,111	$426	$—	$180,537
Corporate bonds	158,471	53	—	158,524
U.S. Treasury bills	9,810	5	—	9,815
Total short-term available-for-sale investments	$348,392	$484	$—	$348,876

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government and government agency	$270,457	$718	$—	$271,175
Corporate bonds	79,867	224	(3)	80,088
Total long-term available-for-sale investments	$350,324	$942	$(3)	$351,263

As of December 31, 2025, the Company also had investments in equity securities with an adjusted cost of $20.0 million, unrealized gains of $4.4 million, and a fair value of $24.4 million, which are recorded within other long-term assets on the consolidated balance sheets.

Available-for-sale investments as of December 31, 2024, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury bills	$60,040	$120	$—	$60,160
Corporate bonds	18,058	3	(1)	18,060
Government and government agency	1,446	1	—	1,447
Total short-term available-for-sale investments	$79,544	$124	$(1)	$79,667

5. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$53,151	$29,350
Finished goods	26,977	35,077
Total inventory	$80,128	$64,427

As of December 31, 2025 and 2024, inventory classified as work-in-process was not material.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$37,889	$16,172
Vendor deposits	35,606	8,501
Receivables, net	32,149	6,080
Other current assets	4,374	400
Total prepaid expenses and other current assets	$110,018	$31,153

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	December 31,
	2025	2024
Facility equipment and other tangible property	$83,171	$27,785
Purchased and internal-use software and website development	51,140	34,100
Leasehold improvements	15,925	10,933
Assets not placed in service	214,283	33,764
Total property, equipment, and software	364,519	106,582
Less: accumulated depreciation and amortization	(52,589)	(24,499)
Total property, equipment, and software, net	$311,930	$82,083

The increase in assets not placed in service during the year ended December 31, 2025 is primarily related to investments in the Company’s manufacturing and internal fulfillment capabilities.

Depreciation and amortization expense for property, equipment, and software was $30.8 million, $13.3 million, and $6.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Impairment charges for property, equipment, and software were immaterial for each of the years ended December 31, 2025, 2024, and 2023.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying value of goodwill for the periods presented are as follows (in thousands):

Carrying Value
Balance at December 31, 2023	$110,881
Addition from acquisitions	1,847
Balance at December 31, 2024	112,728
Addition from acquisitions	165,344
Foreign currency translation adjustments	253
Balance at December 31, 2025	$278,325

Intangible assets, net

Intangible assets, net as of December 31, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Platform partnerships	$99,964	$(4,165)	$95,799	11.5
Trade names	33,031	(14,951)	18,080	2.3
503B pharmacy license	28,596	(3,813)	24,783	8.7
Other	69,208	(11,754)	57,454	3.1
Intangible assets, net	$230,799	$(34,683)	$196,116	7.8

Intangible assets, net as of December 31, 2024 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
503B pharmacy license	$28,596	$(953)	$27,643	9.7
Trade names	24,170	(9,256)	14,914	6.5
Other	4,786	(3,933)	853	6.0
Intangible assets, net	$57,552	$(14,142)	$43,410	8.5

Amortization expense for intangible assets was $23.7 million, $3.8 million, and $3.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no impairment charges for the years ended December 31, 2025, 2024, and 2023.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to December 31, 2025 is as follows (in thousands):

2026	$40,952
2027	37,394
2028	23,262
2029	16,064
2030	13,667
2031 and thereafter	64,777
$196,116

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Marketing	$16,745	$21,839
Payroll	16,103	12,067
Professional services	9,860	8,463
Tax	9,636	2,152
Product and shipping	7,309	1,306
Other accruals	18,865	7,186
Total accrued liabilities	$78,518	$53,013

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

During the year ended December 31, 2025, the Company executed new operating leases in New Albany, Ohio; Mesa, Arizona; and Menlo Park, California resulting in additions to operating lease ROU assets of $69.4 million, $20.9 million, $31.5 million, respectively, along with corresponding increases to operating lease liabilities. Additionally, the Company accounted for a lease extension for its existing operating lease in New Albany, Ohio as a lease modification. This resulted in the remeasurement of the lease liability and an adjustment of $10.4 million to the carrying amount of the corresponding ROU asset for the existing facility. During the year ended December 31, 2024, a reassessment was triggered due to signing a lease for a new facility which is in close proximity to and also acts as an operational expansion of an existing facility, as well as investment in leasehold improvements in the existing facility. This resulted in the remeasurement of the lease liability and an adjustment of $0.9 million to the carrying amount of the corresponding ROU asset for the existing facility.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded operating lease costs of $13.5 million, $3.0 million, and $2.4 million, respectively, including variable operating lease costs of $1.1 million, $0.5 million, and $0.4 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, operating cash flows used for operating leases were $1.9 million, $2.4 million, and $1.9 million, respectively. The amount presented for the year ended December 31, 2025 is net of tenant improvement allowance reimbursements received during the period. As of December 31, 2025, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 12.3 years and 6.1%, respectively.

Future minimum lease payments under the Company's non-cancelable operating lease with an initial lease term in excess of one year subsequent to December 31, 2025 are as follows (in thousands):

2026	$12,343
2027	16,340
2028	16,564
2029	17,120
2030	17,429
2031 and thereafter	137,178
Gross lease payments	216,974
Less: imputed interest	(68,964)
Present value of net future minimum lease payments	$148,010

The lease payments above do not include $1.5 million of non-cancelable commitments related to a lease that was signed but had not yet commenced as of December 31, 2025.

11. Variable Interest Entities

As of December 31, 2025, the variable interest entities (“VIEs”) are the Affiliated Medical Groups. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s consolidated financial statements.

Apostrophe Pharmacy LLC and XeCare, LLC were VIEs through April 2025 and November 2025, respectively, when, as a result of changes of ownership, they became wholly-owned subsidiaries of the Company and were no longer considered VIEs. Previously, the Company was the primary beneficiary of the entities and consolidated their operations under the VIE model. The change of ownership did not have a material impact on the Company’s consolidated financial statements because they were previously fully consolidated under the VIE model and had no noncontrolling interest.

As of December 31, 2025 and 2024, the Company’s consolidated balance sheets included current and total assets of $6.9 million and $56.1 million, respectively, for the VIEs. As of December 31, 2025 and 2024, current and total liabilities were $6.0 million and $16.6 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the years ended December 31, 2025, 2024, and 2023, the VIEs charged $395.3 million, $216.7 million, and $96.3 million, respectively, for services rendered. For the years ended December 31, 2025, 2024, and 2023 operations of the VIEs generated net losses of $13.4 million and $26.2 million and net income of $3.3 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$90,594	$—	$—	$90,594
Short-term available-for-sale investments:
U.S. Treasury bills	9,815	—	—	9,815
Government and government agency	—	180,537	—	180,537
Corporate bonds	—	158,524	—	158,524
Prepaid expenses and other current assets:
Short-term indemnification assets	—	—	3,730	3,730
Long-term available-for-sale investments:
Government and government agency	—	271,175	—	271,175
Corporate bonds	—	80,088	—	80,088
Other long-term assets:
Equity securities	24,437	—	—	24,437
Long-term indemnification assets	—	—	3,047	3,047
Total assets	$124,846	$690,324	$6,777	$821,947
Liabilities
Earn-out liabilities, long-term	—	—	50,745	50,745
Other long-term liabilities:
Other contingent consideration	—	—	2,003	2,003
Long-term indemnification liabilities	—	—	6,086	6,086
Total liabilities	$—	$—	$58,834	$58,834

The Company’s fair value hierarchy for its financial assets that are measured at fair value on a recurring basis as of December 31, 2024, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$64,717	$—	$—	$64,717
Short-term available-for-sale investments:
U.S. Treasury bills	60,160	—	—	60,160
Corporate bonds	—	18,060	—	18,060
Government and government agency	—	1,447	—	1,447
Restricted cash:
Money market funds	856	—	—	856
Total assets	$125,733	$19,507	$—	$145,240

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of December 31, 2025 and 2024, due to their short-term nature. The fair value of earn-out payable related to the Zava business combination approximated its carrying value as of December 31, 2025, due to the payment amount being fixed. The 2030 Convertible Notes are recorded at their net carrying amount on the consolidated balance sheets rather than their fair value, which is a Level 2 measurement, as the Company has not elected the fair value option (refer to Note 13 – Debt for the 2030

Convertible Notes definition and additional detail, including the fair value as of December 31, 2025). All other financial instruments, with the exception of the earn-out liabilities discussed below, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the years ended December 31, 2025, 2024, and 2023, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

The Company has earn-out liabilities related to the C S Bio Co. asset acquisition as well as the Zava and Medici business combinations. The fair values of the earn-out liabilities related to the C S Bio Co. asset acquisition, all of which are current, and related to the Medici business combination, all of which are noncurrent, approximated their carrying value as of December 31, 2025, due to all of the earn-out consideration being paid in cash and the timing of their payout being subject to estimation and, therefore, are excluded from the table above. The Medici business combination also includes current and noncurrent holdback liabilities, which approximated their carrying value as of December 31, 2025, because the Company does not expect the settlement amounts to differ materially from their acquisition date balances. The current amount is recorded within accrued liabilities and the noncurrent amount is recorded within other long-term liabilities on the consolidated balance sheets.

The earn-out liabilities related to the Zava business combination, all of which are noncurrent as of December 31, 2025, are classified as Level 3 fair value measurements containing significant unobservable inputs including estimates of achieving certain revenue and adjusted EBITDA targets and, therefore, are included in the table above. At inception, the fair value of the earn-out liabilities associated with the Zava business combination was determined based on revenue and adjusted EBITDA projections and the probability of achieving the respective revenue and adjusted EBITDA targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

Risk-free rate	1.9%
Revenue volatility	21.0%
Revenue risk-adjusted discount rate	9.0%
Counterparty discount rate	6.0%

The fair value of the earn-out liabilities related to the Zava business combination is remeasured at each reporting period. The change in fair value is recognized within total other income, net on the consolidated statements of operations and comprehensive income (loss). The change in the fair value of the earn-out liabilities related to the Zava business combination is as follows (in thousands):

Balance at December 31, 2024	$—
Zava business combination	87,691
Change in fair value	9,255
Reclassification to earn-out payable	(46,986)
Foreign currency translation adjustments	785
Balance at December 31, 2025	$50,745

The Zava business combination also includes contingent consideration for tax loss reimbursements, which is recorded within other long-term liabilities on the consolidated balance sheets.

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

Each $1,000 principal amount of the 2030 Convertible Notes is initially convertible into 14.1493 shares of the Company’s Class A common stock, which represents an initial conversion price of approximately $70.67 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of December 31, 2025, there have been no adjustments to the conversion rate of the 2030 Convertible Notes.

The 2030 Convertible Notes are convertible at the option of the holders prior to November 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes, at the option of the holder. As of December 31, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

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

There are no requirements for any financial covenant compliance or reporting in connection with the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of December 31, 2025 was as follows (in thousands):

Principal	$1,000,000
Unamortized debt discount and issuance costs	(27,420)
Net carrying amount	$972,580

For the year ended December 31, 2025, amortization of debt discount and issuance costs was $3.9 million. The debt discount and issuance costs are being amortized into interest expense within total other income, net on the consolidated statements of operations and comprehensive income (loss) over the term of the 2030 Convertible Notes at an effective interest rate of 0.64%. There were no contractual interest expense payments for any of the periods presented.

As of December 31, 2025, the 2030 Convertible Notes had a principal amount and estimated fair value of $1.0 billion and $866.0 million, respectively. The fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

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

For accounting purposes, the Capped Calls are treated as a separate transaction from, and not part of the terms of, the 2030 Convertible Notes. As these transactions met certain accounting criteria to be classified as equity, they are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. Accordingly, the Company recorded $35.6 million as a reduction to additional paid-in capital, which represents the $47.8 million premium paid for the Capped Calls, net of the deferred tax impact of $12.2 million.

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

As of December 31, 2025, the Company had $7.0 million in letters of credit outstanding under the Credit Facility sub-limit and $168.0 million remained available under the Credit Facility. The letters of credit are issued as security deposits for certain of the Company’s facilities. These security deposits are required to be maintained and issued to the respective landlord or service provider. No loans were outstanding under the Credit Facility and the Company was in compliance with all conditions and covenants thereunder as of December 31, 2025.

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations. As of December 31, 2025, non-cancelable purchase obligations with remaining terms in excess of one year were $32.0 million, with $14.8 million payable in 2026, $14.6 million payable in 2027, $2.5 million payable in 2028, and $0.1 million payable in 2029.

Lease Commitments

Refer to Note 10 – Operating Leases for discussion of the Company’s future lease commitments.

Indemnifications

The Company has certain stand-ready obligations to provide indemnifications in the normal course of business under various contractual arrangements, which are recorded on the consolidated balance sheets at fair value. As of December 31, 2025, the maximum potential amount of future payments the Company could be required to make under these arrangements was approximately $40 million, and the fair value of these obligations was considered immaterial to the consolidated balance sheets. Historically, there have been no such indemnification claims.

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

In October 2023, the Federal Trade Commission (the “FTC”) issued to the Company a Civil Investigative Demand requesting information regarding the Company’s privacy, advertising, and cancellation practices as part of a non-public investigation. The Company believes it has substantially completed providing responses to the FTC’s information requests. As of the date of this Annual Report on Form 10-K, the FTC has not communicated to the Company any potential conclusions or findings the FTC may make with respect to its investigation. While the Company does not expect the outcome of this investigation to have a material impact on its business or operations, there can be no assurance that its expectations will prove correct. At this time, the Company is unable to estimate the possible loss or range of loss, if any, associated with this matter.

On June 25, 2025, two putative securities class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its executives, and were later consolidated by the court as In re Hims & Hers Health, Inc. Securities Litigation, No. 25-cv-05315 (the “Securities Action”). The amended consolidated complaint was filed on January 29, 2026 on behalf of a proposed class of purchasers of the Company’s Class A common stock and a proposed class of purchasers of derivative securities referencing the Company’s Class A common stock between April 29, 2025 and June 22, 2025, and alleges violations of securities laws in connection with alleged misrepresentations regarding the Company’s business, operations, and prospects, and in particular, with respect to the business relationship between the Company and Novo Nordisk. The Securities Action seeks an unspecified amount of damages as well as attorneys’ fees and other relief. The Company does not currently consider a loss on this lawsuit to be probable. At this time, the Company is unable to estimate the possible loss or range of loss, if any, associated with this matter.

Putative shareholder derivative lawsuits (the “Derivative Actions”) were filed in the United States District Court for the Northern District of California against certain of the Company’s directors and executives. The Derivative Actions are captioned Jones v. Dudum, et al., No. 25-cv-5866 (N.D. Cal.) (filed July 14, 2025), Herman v. Dudum, et al., No. 25-cv-6326 (N.D. Cal.) (filed July 29, 2025), and Popper v. Dudum, et al., No. 25-cv-7337 (N.D. Cal.) (filed August 29, 2025). The Company is a nominal defendant. The Derivative Actions relate to the matters alleged in the Securities Actions, and allege breaches of fiduciary duty by the individual defendants, among other claims. Proceedings in the Derivative Actions are currently stayed. The Derivative Actions seek an unspecified amount of damages from the individual defendants as well as attorneys’ fees and other relief. The Company does not currently consider a loss on these lawsuits to be probable. At this time, the Company is unable to estimate the possible loss or range of loss, if any, associated with these matters.

On February 9, 2026, Novo Nordisk A/S and Novo Nordisk Inc. (together, “Novo Nordisk”) filed a lawsuit in the U.S. District Court for the District of Delaware captioned Novo Nordisk A/S, et al. v. Hims & Hers Health, Inc., et al., No. 1:26-cv-0014. The complaint asserts claims for patent infringement related to Novo Nordisk’s U.S. Patent No. 8,12,343 (the “‘343” patent) in connection with compounded GLP-1 products containing semaglutide available, based on a prescription, through the Company’s digital platform. Novo Nordisk seeks a declaration that the Company has infringed the ‘343 patent, and an award of monetary damages, including enhanced damages related to the Company’s alleged willful infringement. Novo Nordisk also included in the complaint a request for permanent injunction, to bar the Company from continuing its activities related to products containing semaglutide until after the ‘343 patent expires on December 5, 2031. At this time, the Company is unable to estimate the possible loss or range of loss, if any, associated with this matter.

15. Stockholders’ Equity

Common Stock

The Company has two classes of common stock, Class A and Class V common stock. The rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

Share Repurchase Programs

In October 2023, the Board of Directors authorized and approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $50.0 million of the Company’s Class A common stock. During the year ended December 31, 2024, the Company repurchased and retired 3,632,123 shares of Class A common stock under the 2023 Share Repurchase Program for $48.0 million. As of December 31, 2025, the entire $50.0 million originally available under the 2023 Share Repurchase Program had been utilized.

In July 2024, the Board of Directors authorized and approved a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $100.0 million of the Company’s Class A common stock. During the years ended December 31, 2025 and 2024, the Company repurchased and retired 1,526,830 and 2,135,919 shares of Class A common stock under the 2024 Share Repurchase program for $65.0 million and $35.0 million. As of December 31, 2025, the entire $100.0 million originally available under the 2024 Share Repurchase Program had been utilized.

In November 2025, the Board of Directors authorized and approved a new share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s Class A common stock. The 2025 Share Repurchase Program expires on November 11, 2028. The Company intends to use the 2025 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2025 Share Repurchase Program may be suspended or discontinued at any time. During the year ended December 31, 2025, the Company repurchased and retired 708,080 shares of Class A common stock under the 2025 Share Repurchase program for $25.0 million. As of December 31, 2025, $225.0 million remains available under the 2025 Share Repurchase program.

RSU Releases

During the years ended December 31, 2025, 2024, and 2023, the Company released 7,032,775, 6,829,961, and 5,201,501 gross shares of Class A common stock, respectively, upon vesting of RSUs. In connection with the releases, 2,618,975, 2,425,541, and 1,729,045 shares of Class A common stock, respectively, were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2024, there were 54,360,277 and 15,162,111 shares of Class A common stock reserved and available for issuance, respectively, under the 2020 Plan. For the year ended December 31, 2025, 905 shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. Additionally, on January 1, 2025, 11,041,860 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of December 31, 2025, there were 65,403,042 shares of Class A common stock reserved and 23,376,897 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2024, there were 6,047,919 and 4,441,943 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2025. Therefore, as of December 31, 2025, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. During the years ended December 31, 2025, 2024, and 2023, the Company issued 502,332, 617,563, and 594,885 shares, respectively, of Class A common stock under the ESPP. As of December 31, 2025, there were 3,939,611 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of December 31, 2025, $1.2 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending May 2026.

As of December 31, 2025, there was $7.5 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.51 years.

Stock Options

Stock options granted by the Company to new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to existing employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date.

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognized expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of December 31, 2025, 3,229,134 of these stock options have been exercised at a weighted average exercise price of $2.43. As of December 31, 2025, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of December 31, 2025, 1,564,230 shares have vested and no shares have been exercised. As of December 31, 2025, there was less than $0.1 million of remaining compensation expense to be recognized over a period of 0.15 years.

In March 2025, the Board of Directors granted 557,244 stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of December 31, 2025, there was $7.4 million of remaining compensation expense to be recognized over a period of 2.16 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

There were no stock options granted during the years ended December 31, 2025 and 2024, except for the stock options granted to the CEO in 2025 outlined above. The grant date fair value of the Company’s stock options granted during the year ended December 31, 2023 was estimated using the following weighted average assumptions:

Year Ended December 31,
2023
Expected term (in years)	6.02
Expected volatility	49.9%
Risk-free interest rate	4.2%
Expected dividend yield	—%

Option activity (excluding the stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	9,737	$5.15	6.33	$185,326
Exercised	(3,268)	3.29
Forfeited and expired	(11)	8.92
Outstanding at December 31, 2025	6,458	6.08	5.68	170,453
Exercisable as of December 31, 2025	6,005	5.94	5.61	159,317

The weighted average grant date fair value of options granted for the year ended December 31, 2023 was $6.09 per share. The intrinsic value of vested options exercised for the years ended December 31, 2025, 2024, and 2023 was $133.7 million, $58.5 million, and $6.2 million, respectively.

As of December 31, 2025, there was $1.3 million of unrecognized stock-based compensation related to unvested stock options (excluding the stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 0.80 years.

The options outstanding and exercisable as of December 31, 2025 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	14	2.07	14	2.07
1.55 – 1.75	235	3.54	235	3.54
2.43 – 3.11	693	4.43	693	4.43
5.01 – 6.82	3,722	6.17	3,455	6.16
8.13 – 11.53	1,646	5.48	1,460	5.26
12.21 – 15.17	148	5.27	148	5.27
	6,458		6,005

The options outstanding and exercisable as of December 31, 2024 (excluding the stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$0.06 – 0.40	361	3.16	361	3.16
1.55 – 1.75	496	4.52	496	4.52
2.43 – 3.11	2,486	5.43	2,486	5.43
5.01 – 6.82	4,358	7.17	2,612	7.15
8.13 – 9.41	1,781	6.69	1,399	6.33
12.21 – 15.17	255	6.23	212	6.20
	9,737		7,566

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

RSU activity (excluding the performance RSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	15,757	$11.45
Granted	6,775	44.84
Vested	(7,033)	12.54
Forfeited and expired	(2,424)	15.10
Unvested at December 31, 2025	13,075	$27.50

As of December 31, 2025, there was $305.1 million of unrecognized stock-based compensation related to unvested RSUs (excluding the performance RSUs outlined below) which is expected to be recognized over a weighted average period of 3.07 years.

Performance RSUs

In March 2023, the Board of Directors granted awards of 1,115,709 target shares of performance RSUs (“PRSUs”) to certain executive officers. As of December 31, 2025, 11,408 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target. Based on fiscal year 2025 results, the actual number of shares earned was 200% of the target.

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. As of December 31, 2025, 267,697 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

In November 2024, the Board of Directors granted awards of 16,778 target shares of PRSUs to certain senior leadership, with the same vesting terms as the PRSUs granted on February 28, 2024. As of December 31, 2025, all 16,778 of these shares have been forfeited. The total grant date fair value of the awards was $0.4 million, which was based on the probable achievement of 100% of the target.

As of December 31, 2025, there was unrecognized stock-based compensation expense related to unvested PRSUs of $9.2 million, which is expected to be recognized over a weighted average period of 1.02 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of December 31, 2025, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, and an aggregate intrinsic value of $8.4 million. Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 shares of Class A common stock. During the year ended December 31, 2024, one of the holders exercised 190,373 of their outstanding warrants at a weighted average exercise price of $1.75. Upon the exercise of these warrants, the holder received an additional 18,622 shares of Class A common stock based on the terms of the earn-out arrangement. As of December 31, 2025, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

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

Stock Subject to Vesting and Earn-out Share Liability

In June 2021, the Company granted 447,553 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $5.5 million in connection with the acquisition of Honest Health Limited, which is now Hims & Hers UK Limited (“HHL”). As part of the acquisition of HHL, the Company also recognized an earn-out liability based on the achievement of certain revenue targets. Vesting of the restricted shares and a portion of total earn-out payable to specific individuals was contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2025, 2024, and 2023. The expense was recognized over a four-year vesting period with 25% vesting one year after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2025, all stock-based compensation expense for these restricted shares has been recognized. During the year ended December 31, 2024, the Company settled its earn-out payable, a portion of which was settled through the issuance of 119,344 shares of Class A common stock.

In July 2021, the Company granted 2,332,557 restricted shares of Class A common stock subject to vesting with an aggregate grant date fair value of $24.2 million in connection with the acquisition of Apostrophe. Vesting of the restricted shares was contingent on each recipient’s continued employment. Accordingly, the Company has recognized stock-based compensation expense related to these awards for the years ended December 31, 2024 and 2023. The expense was recognized over a three-year vesting period with 17% vesting 6 months after the acquisition date and the remaining vesting quarterly thereafter. As of December 31, 2024, all stock-based compensation expense for these restricted shares had been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Marketing	$12,510	$9,392	$5,477
Operations and support	18,910	10,205	6,815
Technology and development	19,240	12,534	7,126
General and administrative	84,584	60,191	46,662
Total stock-based compensation expense	$135,244	$92,322	$66,080

The Company capitalized $3.6 million, $2.3 million, and $1.7 million of stock-based compensation, as internal-use software for the years ended December 31, 2025, 2024, and 2023 , respectively.

16. Related-Party Transactions

For the years ended December 31, 2025, 2024, and 2023, the Company recorded $2.7 million, $4.1 million, and $2.1 million, respectively, within operating expenses on the consolidated statements of operations and comprehensive income (loss) for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a former related-party company that provides identity verification services. As a result of an executive leadership change at the Company in the second quarter of 2025, Vouched was no longer considered a related party as of July 1, 2025.

In addition, for the year ended December 31, 2023, the Company recorded a total of $4.6 million within operating expenses on the consolidated statements of operations and comprehensive income (loss) for payments made to Terminal, Inc., a former related party company that provides professional services to the Company, primarily to support engineering and operations functions. As of January 1, 2024, Terminal, Inc. was no longer considered a related party.

17. Basic and Diluted Net Income (Loss) per Share

The Company uses the two-class method to calculate net income (loss) per share. No dividends were declared or paid for the years ended December 31, 2025, 2024, and 2023. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net income (loss) per share by application of the treasury stock method and if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025		2024		2023
	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net income (loss) attributable to common stockholders, basic	$123,585	$4,780	$121,148	$4,890	$(22,604)	$(942)
Amortization of debt discount and issuance costs for 2030 Convertible Notes	3,923	—	—	—	—	—
Reallocation of undistributed earnings	488	(488)	431	(431)	—	—
Net income (loss) attributable to common stockholders, diluted	127,996	4,292	121,579	4,459	(22,604)	(942)

Denominator:
Weighted average shares outstanding, basic	216,581,645	8,377,623	207,561,414	8,377,623	200,967,089	8,377,623
Effect of dilutive potential common shares	33,271,279	—	20,869,839	—	—	—
Weighted average shares outstanding, diluted	249,852,924	8,377,623	228,431,253	8,377,623	200,967,089	8,377,623

Basic net income (loss) per share	$0.57	$0.57	$0.58	$0.58	$(0.11)	$(0.11)
Diluted net income (loss) per share	$0.51	$0.51	$0.53	$0.53	$(0.11)	$(0.11)

Basic net income (loss) per share is the same as diluted net income (loss) per share attributable to common stockholders for the year ended December 31, 2023, because the inclusion of potential shares of common stock would have been anti-dilutive for the period presented.

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
RSUs	2,660,472	360,601	15,220,986
Common stock issuable under the ESPP	356,339	—	404,648
Stock options	—	156,558	21,278,043
Common stock issued subject to vesting	—	—	1,090,181
PRSUs	—	—	928,642
Warrants to purchase Class A common stock	—	—	561,058

The Capped Calls entered into in connection with the 2030 Convertible Notes were excluded from the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive. There were no Class V securities that were excluded in the computation of diluted net income (loss) per share for the periods presented.

18. Segments

The CODM utilizes net income (loss) as the measure of segment profit or loss. The CODM uses net income (loss) to evaluate return on assets and decide whether to reinvest profits into the segment or into other new investment opportunities.

In addition to the consolidated statements of operations and comprehensive income (loss), the CODM is regularly provided with financial information that includes the following captions when assessing the performance and allocation of resources: cost of revenue, customer acquisition costs (comprising advertising and media costs associated with the Company’s efforts to acquire new customers, promote its brands, and build awareness for its products and services, including advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs), employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-

based compensation) by operating expense caption, and stock-based compensation by operating expense caption. These are significant segment expenses, as they are regularly provided to the CODM.

The table below highlights the segment’s revenue, expenses, and net income (loss) for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,347,637	$1,476,514	$872,000
Less:
Cost of revenue	614,259	303,379	157,051
Customer acquisition costs	798,477	594,479	379,673
Employee compensation included within:
Marketing	42,406	35,672	26,530
Operations and support	113,417	73,239	48,192
Technology and development	60,948	39,565	24,322
General and administrative	74,514	48,189	40,990
Stock-based compensation included within:
Marketing	12,510	9,392	5,477
Operations and support	18,910	10,205	6,815
Technology and development	19,240	12,534	7,126
General and administrative	84,584	60,191	46,662
Depreciation and amortization expense included within operating expenses	51,194	15,350	9,515
Interest income and expense, net	(23,526)	(10,349)	(9,029)
Income tax (benefit) expense	(4,441)	(54,327)	1,975
Other segment items*	356,780	212,957	150,247
Segment net income (loss)	128,365	126,038	(23,546)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$128,365	$126,038	$(23,546)
______________
(*)    Other segment items included in segment net income (loss) primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $242.6 million, $52.8 million, and $26.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.

19. Income Tax

For financial reporting purposes, income (loss) before income taxes includes the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$134,183	$71,111	$(16,749)
Foreign	(10,259)	600	(4,822)
Income (loss) before income taxes	$123,924	$71,711	$(21,571)

The (benefit) provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(34)	$1,639	$532
State	2,926	5,683	1,456
Foreign	5,628	—	—
Total current provision	8,520	7,322	1,988
Deferred:
Federal	(4,586)	(43,328)	12
State	(2,162)	(18,321)	(25)
Foreign	(6,213)	—	—
Total deferred benefit	(12,961)	(61,649)	(13)
Total (benefit) provision for income taxes	$(4,441)	$(54,327)	$1,975

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory United States federal income tax rate to income (loss) before income taxes after the adoption of ASU 2023-09 is as follows (in thousands, except for percentages):

	Year Ended December 31, 2025
	Amount	Percent
United States federal statutory tax rate	$26,024	21.0%
State and local income taxes, net of federal income tax effect(1)	(978)	(0.8)%
Foreign tax effects
United Kingdom
Changes in valuation allowance	(2,625)	(2.1)%
Other	(85)	(0.1)%
Germany
Non-deductible loss on change in fair value of liabilities	1,940	1.6%
Other	1,793	1.4%
Other foreign jurisdictions	1,009	0.8%
Effect of cross-border tax laws
Global intangible low-taxed income	835	0.7%
Effect of foreign branch taxes	(384)	(0.3)%
Tax credits
Research and development tax credits	(19,522)	(15.8)%
Foreign tax credits	(3,868)	(3.1)%
Changes in valuation allowance	3,868	3.1%
Nontaxable or nondeductible items
Excess tax benefits from share-based payment awards	(70,834)	(57.1)%
Non-deductible officers' compensation	49,599	40.0%
Non-deductible transaction costs	1,012	0.8%
Other	901	0.7%
Changes in unrecognized tax benefits	6,541	5.3%
Other adjustments	333	0.3%
Effective tax rate	$(4,441)	(3.6)%
______________
(1)State taxes in Arizona, California, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the (benefit) provision for income taxes to the amount computed by applying the 21% statutory United States federal income tax rate to income (loss) before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax provision (benefit) at federal statutory rate	$15,059	$(4,530)
State taxes, net of federal benefits	2,700	1,636
Non-deductible officers' compensation	26,632	6,386
Non-deductible expenses	373	714
Warrants and earn-outs	(1,141)	226
Research and development credits	(4,801)	(5,398)
Stock-based compensation	(28,361)	1,747
Change in valuation allowance	(65,021)	1,330
Other, net	233	(136)
Total	$(54,327)	$1,975

The components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$19,263	$21,032
Operating lease liabilities	37,135	2,827
Capitalized research and development	25,683	35,120
Research and other credits	20,248	4,812
Interest original issue discount	10,703	—
Other intangibles assets	8,986	276
Stock-based compensation	7,376	2,311
Inventory	5,843	5,874
Accrued expenses and reserves	4,279	3,778
Foreign tax credit carryforward	3,868	—
Deferred revenue	412	186
Other deferred tax assets	2,706	865
Total gross deferred tax assets	146,502	77,081
Less valuation allowance	(3,868)	(2,493)
Total deferred tax assets	142,634	74,588
Deferred tax liabilities:
Other intangible assets	(37,520)	(3,771)
Operating lease right-of-use assets	(34,414)	(2,711)
Fixed assets	(11,167)	(4,560)
Prepaid expenses	(2,494)	(793)
Unrealized gain/loss	(1,134)	—
Deferred state income tax	—	—
Other deferred tax liabilities	(2,054)	(1,150)
Total deferred tax liabilities	(88,783)	(12,985)
Net deferred tax assets	$53,851	$61,603

The Company has revised the presentation of its deferred tax assets and liabilities to present the federal benefit of state tax amounts netted with the related deferred position. In the prior year the federal benefit of state tax amounts was presented as a separate item. The prior year amounts have been reclassified to confirm with the current year presentation.

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Prior to 2024, the Company concluded that a valuation allowance was required against its deferred tax assets. The Company considers all available positive and negative evidence in its assessment of the recoverability of its deferred tax assets each reporting period. During 2024, the Company determined that a valuation allowance against its domestic deferred tax assets was no longer required, primarily due to sustained tax profitability (pre-tax earnings or loss adjusted by permanent book to tax differences), which is objective and verifiable evidence, as well as anticipated future earnings. With the exception of certain foreign tax credits generated during the year, the Company continues to believe it is more likely than not that it will realize its domestic deferred tax assets. Additionally, in 2025, the Company released its valuation allowance against its United Kingdom deferred tax balances, and there are no valuation allowances offsetting United Kingdom deferred tax assets as of December 31, 2025. The Company’s judgment regarding the need for a valuation allowance may reasonably change in future reporting periods due to many factors, including changes in the level of tax profitability that the Company achieves and changes in tax laws or regulations. Additionally, income tax credit estimates could change in the near future due to changes in economic circumstances resulting in the pursuit of additional credits that currently would not be economically beneficial to pursue. The valuation allowance increased by $1.4 million and decreased by $68.0 million during the years ended December 31, 2025 and 2024, respectively. The decrease during the year ended December 31, 2024 was primarily related to the full release of the valuation allowance on the Company’s domestic deferred tax assets, a majority of which was recognized during the third quarter of 2024, partially offset by tax activity for that year.

As of December 31, 2025, the Company has $26.3 million, $83.7 million, and $31.4 million, respectively, in federal, state, and foreign loss carryforwards (not tax effected), of which $26.1 million, $1.0 million, and $30.8 million, respectively, in federal, state, and foreign loss carryforwards do not expire. The remaining state loss carryforwards begin to expire in 2030. As of December 31, 2025, the Company had $26.1 million of federal tax credit carryforwards, prior to the netting of uncertain tax positions, that will begin to expire in 2043, and $7.2 million of state tax credit carryforwards, prior to the netting of uncertain tax positions, of which $6.4 million does not expire. The remaining state tax credit carryforwards will begin to expire in 2034.

Internal Revenue Code Sections 382 and 383 place a limitation on the amount of taxable income that can be offset by carryforward tax attributes, such as net operating losses or tax credits, after a change in control. Generally, after a change in control, a loss corporation cannot deduct carryforward tax attributes in excess of the limitation prescribed by Sections 382 and 383. Therefore, certain of the Company’s carryforward tax attributes are subject to an annual limitation regarding their utilization against taxable income in future periods. As a result of issuances of different classes of preferred stock to investors in 2017 and 2018, the Company triggered “ownership change(s)” as defined in Section 382 and related provisions. Some of the Company’s net operating losses are limited by these ownership changes, but the annual limitation does not have a significant impact on the consolidated financial statements. Subsequent ownership changes may subject the Company to annual limitations of its net operating losses. Such annual limitations could result in the expiration of the net operating loss and credit carryforwards before utilization.

Changes in unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023, excluding interest and penalties, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$6,011	$2,313	$—
Increases in balances related to prior year tax positions	7,157	2,042	1,357
Increases in balances related to current year tax positions	5,338	1,656	956
Balance at the end of the year	$18,506	$6,011	$2,313

Any adjustments to the Company’s uncertain tax positions would result in an adjustment to its deferred tax asset carryforwards or its effective tax rate. During the years ended December 31, 2025, 2024, and 2023, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

The Company files income tax returns in the United States, the United Kingdom, Germany, the Republic of Ireland, Canada, and various state and local jurisdictions. Due to the net operating loss carryforward in the United States, the statute of limitations is open for 2018 and forward. In the United Kingdom, the statute of limitations is open for fiscal year 2024 and forward. There is no jurisdiction currently under examination by any tax authorities.

As of December 31, 2025, the Company has accumulated undistributed earnings generated by its foreign subsidiaries. The Company intends to indefinitely reinvest these earnings, as well as future earnings from its foreign subsidiaries to fund its international operations. In addition, the Company expects future United States cash generation will be sufficient to meet future United States cash needs.

The amounts of cash income taxes paid by the Company, net of refunds received, consisted of the following (in thousands):

Year Ended December 31, 2025
Federal	$15,428
State	7,004
Foreign	730
Total	$23,162

During the year ended December 31, 2025, no individual jurisdiction exceeded 5% of the total cash income taxes paid.

The amount of cash income taxes paid by the Company, net of refunds received, during the years ended December 31, 2024 and 2023 was $7.9 million and $1.1 million, respectively.

20. Subsequent Events

In January 2026, the Company completed a merger pursuant to which YourBio Health, Inc. (“YourBio”), a U.S.-based company specializing in capillary whole blood sampling technology, became a wholly-owned subsidiary of the Company. The Company entered into the merger agreement to incorporate YourBio’s blood-sampling technology into its technology portfolio. The transaction provided for upfront cash consideration of $150.0 million, not including certain closing adjustments as defined in the merger agreement, plus additional contingent consideration in the form of a potential cash earn-out based on operational metrics measured over a five-year period. Any contingent consideration will be payable in cash within 75 days of the end of each applicable earn-out year, in accordance with the merger agreement. The initial accounting for the transaction is incomplete at the date these financial statements are available to be issued, as the information necessary to complete such evaluation is in the process of being obtained and more thoroughly evaluated. The Company has not yet determined the accounting purchase price allocation of the purchase consideration described above, which includes evaluating the fair value of the acquired assets and assumed liabilities, and the valuation of contingent consideration to be transferred.

In January 2026, the Company temporarily drew $150.0 million on its Credit Facility to facilitate the YourBio merger discussed above. The amount was repaid in full as of the date of this Annual Report on Form 10-K.

In February 2026, the U.S. Food and Drug Administration (“FDA”) issued a statement (the “FDA Statement”) indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. The Company was directly named in the FDA Statement, but since that date and as of the date of this Annual Report on Form 10-K, has not received a warning letter from the FDA in connection with the FDA Statement. Therefore, the outcome and financial impact of the FDA Statement cannot be predicted at this time.

In February 2026, the General Counsel of the U.S. Department of Health and Human Services (“HHS”) issued a statement on X (the “HHS Statement”) indicating that HHS had referred the Company to the Department of Justice (“DOJ”) for investigation for potential violations of the Federal Food, Drug, and Cosmetic Act and applicable Title 18 provisions. At this time, it is unclear what actions the DOJ may take. Therefore, the outcome and financial impact of the HHS Statement cannot be predicted at this time.

In February 2026, the Company received a letter from the staff of the Securities and Exchange Commission, Division of Enforcement, notifying the Company that it had opened an investigation and requesting that the Company preserve certain documents and information concerning the Company’s public statements and disclosures regarding compounded semaglutide and related business relationships (the “SEC Investigation”). The Company is cooperating with the SEC Investigation but is unable to predict when or how this matter will be concluded. Therefore, the financial impact of the SEC Investigation cannot be predicted at this time.

In February 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (the “Purchaser”), an Australian proprietary company and wholly-owned subsidiary of the Company, entered into a Securities Sale Deed (the “Deed”) by and among the Company, Hims, Inc., the Purchaser and the sellers named therein, to purchase all of the issued capital of EUC Management Pty Ltd ACN 631 013 860 (d/b/a Eucalyptus) (“Eucalyptus”), an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. The aggregate total consideration of the transaction is up to $1.15 billion, subject to certain adjustments set forth in the Deed (the “Proposed Acquisition”). The Company entered into the Proposed Acquisition to expand into Australia and Japan and deepen its presence in the United Kingdom, Germany, and Canada. The upfront cash consideration payable at closing is approximately $240 million, not including certain closing adjustments as set forth in the Deed. Deferred payments totaling an additional amount of approximately $710 million, not including certain closing adjustments as set forth in the Deed, are payable in six quarterly installments through the 18-month anniversary of the closing. A maximum additional amount of approximately $200 million in earn-out payments, not including certain closing adjustments as set forth in the Deed, are payable following the release of the Company’s results for each of fiscal years 2026, 2027, and 2028, respectively, upon Eucalyptus achieving certain revenue and adjusted EBITDA targets. The Company has the option to settle approximately 60% of the deferred and earn-out payments in cash or Class A common stock of the Company, at its election. The Proposed Acquisition is subject to customary closing conditions and is expected to close in mid-2026.

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

As of December 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

In July 2025, we acquired all of the outstanding equity of Zava. We are in the process of evaluating the existing internal controls over financial reporting of Zava and integrating Zava into our internal controls over financial reporting. SEC Staff guidance permits a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed. Accordingly, we have excluded Zava from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Zava accounted for less than 3% of total assets and less than 5% of total consolidated revenues in our consolidated financial statements as of and for the year ended December 31, 2025. Refer to Note 3 – Acquisitions to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Andrew Dudum, Chief Executive Officer	Termination	11/14/2025	12/2/2024 - 12/29/2025	Y	2,970,719
Andrew Dudum, Chief Executive Officer	Adoption	11/16/2025	3/2/2026 - 12/2/2026	Y	2,430,607
Irene Becklund, Chief Accounting Officer	Adoption	11/05/2025	2/26/2026 - 2/25/2027	Y	52,499
Soleil Boughton, Chief Legal Officer	Adoption	11/18/2025	2/27/2026 - 2/5/2027	Y	645,000
Mohamed Elshenawy, Chief Technology Officer	Adoption	12/01/2025	6/15/2026 - 9/21/2026	Y	80,964
Michael Chi, Chief Operating Officer	Adoption	12/01/2025	6/15/2026 - 4/15/2027	Y	181,540
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III - Other Information

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this Item will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (the “2026 Proxy Statement”) and is incorporated herein by reference. The information required by this Item regarding delinquent filers pursuant to Item 405 of Regulation S-K, if any, will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2026 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, San Francisco, CA, Auditor ID: 185.

The information required by this item will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

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

4.3
Indenture, dated as of May 13, 2025, between Hims & Hers Health, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025.

4.4
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

10.2+	Form of Hims & Hers Health, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

10.3+	Hims, Inc. 2017 Stock Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2021).

10.4+	Hims & Hers Health, Inc. Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 11, 2021).

10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Proxy Statement/Prospectus on Form S-4/A filed with the SEC on December 22, 2020).

10.6+	Form of Change in Control and Severance Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2023).

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

10.10+	Employment Agreement, dated as of January 5, 2021, by and between Hims, Inc. and Soleil Boughton.*

10.11+	Employment Agreement, dated as of March 15, 2021, by and between Hims, Inc. and Michael Chi.*

10.12+	Employment Agreement, dated as of November 25, 2022, by and between Hims, Inc. and Patrick Carroll.*

10.13+	Employment Agreement, dated as of April 20, 2025, by and between Hims, Inc. and Nader Kabbani.*

10.14+	Transition and Advisory Agreement, effective November 2, 2025, between Hims, Inc. and Nader Kabbani.*

10.15+	Employment Agreement, dated as of April 30, 2025, by and between Hims, Inc. and Mohamed Elshenawy.*

10.16+
Independent Contractor Advisor Agreement, dated November 15, 2024, by and between Autor Strategies, LLC and Hims, Inc. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K for the period ended December 31, 2024 filed with the SEC on February 24, 2025).

10.17+	Employment Agreement, dated as of October 17, 2025, by and between Hims, Inc. and Deborah Autor.*

10.18+
Transition and Advisory Agreement (as amended by Amendment No. 1 thereto), effective August 30, 2025, between Hims, Inc. and Melissa Baird (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended September 30, 2025 filed with the SEC on November 3, 2025).

10.19+
Share Exchange Agreement dated as of January 20, 2021, by and among Hims, Oaktree Acquisition Corp., Andrew Dudum and the Andrew Dudum 2015 Trust, Date July 2, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Current report on Form 8-K filed with the SEC on January 26, 2021).

10.20
Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc., dated January 27, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 11, 2021).

10.21
First Amendment, dated as of March 26, 2025 and effective September 1, 2025, to the Warehouse Lease Agreement by and between COI New Albany Industrial 300, LLC, and Hims, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended March 31, 2025 filed with the SEC on May 5, 2025).

10.22
Industrial Building Lease Agreement by and between LPC Mesa Gateway, LP and Hims, Inc., dated January 17, 2025 (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K for the period ended December 31, 2024 filed with the SEC on February 24, 2025).

10.23
Lease, dated September 1, 2025, by and between Hims, Inc. and Mendel New Albany Property Owner LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 5, 2025).

10.24
Guaranty, dated September 1, 2025, by Hims & Hers Health, Inc. in favor of Mendel New Albany Property Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 5, 2025).

10.25
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

10.26
Amendment No. 1, dated as of June 25, 2025, by and among Hims & Hers Health, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, to that certain Credit Agreement dated as of February 18, 2025 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the period ended June 30, 2025 filed with the SEC on August 4, 2025).

10.27	Form of Confirmation of Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025).

10.28	Form of Confirmation of Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on May 13, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Form 10-K for the period ended December 31, 2024 filed with the SEC on February 24, 2025).

21	List of Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm*

24	Power of Attorney (included on signature page of this Annual Report)*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed with the SEC on February 26, 2024).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+	Denotes management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
February 23, 2026

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

Name	Position	Date

/s/ Andrew Dudum	Chief Executive Officer and Director	February 23, 2026
Andrew Dudum	(Principal Executive Officer)

/s/ Oluyemi Okupe	Chief Financial Officer	February 23, 2026
Oluyemi Okupe	(Principal Financial Officer)

/s/ Irene Becklund	Chief Accounting Officer	February 23, 2026
Irene Becklund	(Principal Accounting Officer)

/s/ Deborah Autor	Chief Policy Officer and Director	February 23, 2026
Deborah Autor

/s/ Patrick H. Carroll, M.D.	Chief Medical Officer and Director	February 23, 2026
Patrick H. Carroll, M.D.

/s/ Delos Cosgrove, M.D.	Director	February 23, 2026
Delos M. Cosgrove, M.D.

/s/ Anja Manuel	Director	February 23, 2026
Anja Manuel

/s/ Christopher Payne	Director	February 23, 2026
Christopher Payne

/s/ Christiane Pendarvis	Director	February 23, 2026
Christiane Pendarvis

/s/ Andrea Perez	Director	February 23, 2026
Andrea Perez

/s/ Kåre Schultz	Director	February 23, 2026
Kåre Schultz

/s/ David Wells	Director	February 23, 2026
David Wells