Form 10-Q
period 2026-03-31
Hims & Hers Health, Inc.
filed 2026-05-11
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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
Yes ☐ No ☒

As of May 8, 2026, 223,080,072 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including without limitation the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, the markets accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; potential strategic investments, partnerships, or collaborations, and the expected timing or outcome of any such investments, partnerships, or collaborations; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success and utility of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of diagnostics, data analytics and artificial intelligence, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions or statements in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$222,266	$228,616
Short-term available-for-sale investments	528,609	348,876
Receivables, net	149,620	32,149
Inventory	79,073	80,128
Prepaid expenses and other current assets	65,795	77,869
Total current assets	1,045,363	767,638
Long-term available-for-sale investments	—	351,263
Goodwill	342,838	278,325
Property, equipment, and software, net	333,845	311,930
Intangible assets, net	261,034	196,116
Operating lease right-of-use assets	144,247	137,046
Deferred tax assets, net	92,091	82,707
Other long-term assets	47,625	29,680
Total assets	$2,267,043	$2,154,705
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$306,865	$143,278
Accrued liabilities	90,743	78,518
Deferred revenue	165,132	127,160
Earn-out payable	40,096	46,986
Earn-out liabilities	10,362	3,646
Operating lease liabilities	5,579	4,843
Total current liabilities	618,777	404,431
Convertible senior notes, net	974,106	972,580
Operating lease liabilities	152,352	143,167
Earn-out payable	26,944	—
Earn-out liabilities	12,287	53,009
Deferred tax liabilities, net	23,511	28,856
Other long-term liabilities	12,899	11,734
Total liabilities	1,820,876	1,613,777
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 222,326,117 and 218,867,898 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of March 31, 2026 and December 31, 2025	23	23
Additional paid-in capital	656,436	652,383
Accumulated other comprehensive (loss) income	(4,405)	2,294
Accumulated deficit	(205,887)	(113,772)
Total stockholders' equity	446,167	540,928
Total liabilities and stockholders' equity	$2,267,043	$2,154,705
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive (Loss) Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended March 31,
	2026	2025
Revenue	$608,104	$586,010
Cost of revenue	211,317	155,321
Gross profit	396,787	430,689
Operating expenses:
Marketing	222,003	231,235
Operations and support	96,503	63,033
Technology and development	46,936	29,914
General and administrative	109,668	48,610
Total operating expenses	475,110	372,792
(Loss) income from operations	(78,323)	57,897
Other (expense) income:
Change in fair value of equity securities	(9,682)	—
Change in fair value of liabilities	(17,646)	—
Other income, net	4,100	2,598
Total other (expense) income, net	(23,228)	2,598
(Loss) income before income taxes	(101,551)	60,495
Benefit from (provision for) income taxes	9,436	(11,010)
Net (loss) income	(92,115)	49,485
Other comprehensive (loss) income	(6,699)	160
Total comprehensive (loss) income	$(98,814)	$49,645
Net (loss) income per share attributable to common stockholders, Class A and Class V:
Basic	$(0.40)	$0.22
Diluted	$(0.40)	$0.20
Weighted average shares outstanding, Class A and Class V:
Basic	228,357,303	221,989,327
Diluted	228,357,303	246,610,232
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	227,245,521	$23	$652,383	$2,294	$(113,772)	$540,928
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	2,226,629	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(39,206)	—	—	(39,206)
Exercise of vested stock options	1,085,188	—	5,008	—	—	5,008
Common stock issued for asset acquisition indemnification holdback	146,402	—	—	—	—	—
Stock-based compensation	—	—	38,251	—	—	38,251
Other comprehensive loss	—	—	—	(6,699)	—	(6,699)
Net loss	—	—	—	—	(92,115)	(92,115)
Balance as of March 31, 2026	230,703,740	$23	$656,436	$(4,405)	$(205,887)	$446,167

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,179,653	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(25,711)	—	—	(25,711)
Exercise of vested stock options	1,274,229	—	3,928	—	—	3,928
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Stock-based compensation	—	—	25,543	—	—	25,543
Other comprehensive income	—	—	—	160	—	160
Net income	—	—	—	—	49,485	49,485
Balance as of March 31, 2025	223,583,897	$22	$742,055	$(164)	$(192,652)	$549,261
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net (loss) income	$(92,115)	$49,485
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,953	8,276
Stock-based compensation	36,862	24,858
Change in fair value of equity securities	9,682	—
Change in fair value of liabilities	17,646	—
Net accretion on securities	(242)	(693)
Benefit from deferred taxes	(13,975)	(890)
Amortization of debt discount and issuance costs	1,701	—
Non-cash operating lease cost	4,582	1,905
Non-cash acquisition-related costs	6,367	1,030
Non-cash restructuring and other related charges included within cost of revenue	28,462	—
Non-cash other	982	832
Changes in operating assets and liabilities:
Receivables, net	(116,247)	(864)
Inventory	(20,303)	(11,669)
Prepaid expenses and other current assets	645	(16,375)
Other long-term assets	(8,364)	73
Accounts payable	167,643	14,473
Accrued liabilities	10,016	4,351
Deferred revenue	37,980	35,480
Earn-out payable	(2,058)	—
Operating lease liabilities	(1,861)	(1,182)
Net cash provided by operating activities	89,356	109,090
Investing activities
Maturities of available-for-sale investments	93,253	31,342
Proceeds from sales of available-for-sale investments	76,708	—
Purchases of property, equipment, and intangible assets	(29,844)	(55,327)
Investment in website development and internal-use software	(6,480)	(3,711)
Acquisition of businesses, net of cash acquired	(137,866)	(5,100)
Purchases of equity securities	(11,217)	—
Net cash used in investing activities	(15,446)	(32,796)
Financing activities
Proceeds from exercise of vested stock options	5,008	3,928
Payments for taxes related to net share settlement of equity awards	(39,206)	(25,711)
Payments for acquisition-related earn-out consideration	(43,682)	—
Payments for debt issuance costs	—	(1,235)
Net cash used in financing activities	(77,880)	(23,018)
Foreign currency effect on cash and cash equivalents	(2,380)	243
(Decrease) increase in cash, cash equivalents, and restricted cash	(6,350)	53,519
Cash, cash equivalents, and restricted cash at beginning of period	228,616	221,440
Cash, cash equivalents, and restricted cash at end of period	$222,266	$274,959
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$222,266	$273,736
Restricted cash	—	1,223
Total cash, cash equivalents, and restricted cash	$222,266	$274,959
Supplemental disclosures of cash flow information
Cash (received) paid for taxes, net of refunds	$(6,603)	$360
Cash paid for interest	1,050	—
Non-cash investing and financing activities
Purchases of property, equipment, and intangible assets included in accounts payable and accrued liabilities	$8,828	$11,019
Right-of-use asset obtained in exchange for lease liability	9,518	52,459
Contingent consideration and liabilities assumed in connection with acquisition of businesses	24,068	—
Deferred debt issuance costs included in accounts payable and accrued liabilities	—	633
Issuance of common stock in connection with asset acquisition	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	6,380

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

The condensed consolidated financial statements as of March 31, 2026 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”).

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

Except for the reclassification for receivables, net discussed below and the addition of restructuring and other related charges, there have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2025 that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

Reclassifications

Beginning with the first quarter of 2026, the Company reclassified receivables, net out of prepaid expenses and other current assets and into its own caption on the unaudited condensed consolidated balance sheets. The prior period amounts have been reclassified to conform to this presentation. These changes had no impact on the Company’s previously reported financial position, results of operations, or cash flows. For a detailed description of receivables, net, refer to the “Receivables, net” section.

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

Receivables, net

Receivables, net primarily consists of manufacturer’s discount and rebate receivables related to the Company’s vendor supply agreements, as well as Platform Partner trade receivables, wholesale trade receivables, income tax refund receivables, and other receivables, net. Manufacturer’s discount and rebate receivables are recorded based on the contract terms of the associated vendor supply agreements, are primarily related to the volume of inventory shipped, and totaled $131.5 million as of March 31, 2026, with an immaterial balance as of December 31, 2025. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts, if any, is the Company's best estimate of the amount of expected credit losses on its accounts receivable. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were immaterial write-offs of balances within receivables, net for the three months ended March 31, 2026 and no write-offs of any balances within receivables, net for the three months ended March 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had no material allowances for doubtful accounts.

Inventory

Inventory primarily consists of finished goods and raw materials that are located at Company-managed and third-party fulfillment warehouses, pharmacies, and storage facilities. Inventory is stated at the lower of cost and net realizable value and inventory cost is determined by the weighted average cost method. Inventory cost is net of manufacturer's discount and rebate receivables, as applicable. The Company reserves for expired, slow-moving, and excess inventory by estimating the net realizable value based on the potential future use of such inventory. Management monitors inventory to identify events that would require impairment due to slow-moving, expired, or obsolete inventory and reduces the value of inventory when required.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill balances denominated in non-U.S. dollar currencies are translated into U.S. dollars each reporting period using period-end exchange rates. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $69.5 million was acquired in relation to a business combination during the three months ended March 31, 2026. No goodwill impairment was recorded for the three months ended March 31, 2026 and 2025.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of an asset group to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. No impairment of long-lived assets was recorded for the three months ended March 31, 2026 and 2025. As a result of recent acquisitions, the Company consisted of three asset groups as of March 31, 2026.

Convertible Notes

The Company has issued the 2030 Convertible Notes (as defined in Note 13 – Debt) which are recorded at their carrying value on the unaudited condensed consolidated balance sheets. The 2030 Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Amortization of debt discount and issuance costs, along with contractual interest expense, if any, is recorded over the term of the 2030 Convertible Notes using the effective interest method. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives. The 2030 Convertible Notes are considered participating securities for purposes of calculating diluted net (loss) income per share. The dilutive effect is calculated under the if-converted method whereby the numerator is adjusted to add back the amortization of debt discount and issuance costs and the denominator is adjusted to add the gross number of Class A common stock shares issuable upon conversion as if converted at the beginning of the period (or at the time of issuance, if later).

Capped Calls

The Company has entered into the Capped Calls (as defined in Note 13 – Debt) in connection with the issuance of the 2030 Convertible Notes. The Capped Calls meet certain accounting criteria to be classified as equity, and premiums paid for the Capped Calls are recorded as a reduction to additional paid-in capital within stockholders’ equity, net of the deferred tax impact. The Capped Calls are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. The Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the 2030 Convertible Notes. As such, their effect on diluted net (loss) income per share would be anti-dilutive and they are excluded from the calculation.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In certain contracts that contain prescription products prescribed as the result of a consultation, revenue also includes medical consultation services and post-consultation service, if applicable. Additionally, in the United States, the Company offers a range of health and wellness products through wholesale partners, with such revenue not considered significant.

The following table presents revenues disaggregated by geography, based on the jurisdiction in which the Company’s consolidated legal entities operate (in thousands):

	Three Months Ended March 31,
	2026	2025
United States Revenue	$529,909	$578,692
Rest of the World Revenue	78,195	7,318
Total revenue	$608,104	$586,010

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

The Company’s contracts primarily include the following performance obligations: access to (i) products, as well as material rights related to medication adjustments, as applicable, (ii) services, primarily consisting of medical consultation services, post-consultation service support, and delivery of laboratory testing results, as applicable. The Company’s contracts that do not contain prescription products primarily have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer and, in contracts that contain services, by the provision of consultation services to the customer or upon delivery of testing results to the customer for laboratory services. The Company satisfies its performance obligation for products at a point in time, which is primarily upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for consultation services typically within one day and for post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates. For each of the three months ended March 31, 2026 and 2025, service revenue represented less than 10% of consolidated revenues.

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

Additionally, with the exception of Platform Partner arrangements (defined below), to fulfill its promise to customers for contracts that include sale of prescription products, the Company utilizes (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) wholly-owned pharmacies. The pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue from Partner Pharmacies as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging, as applicable; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For sales though Company’s websites and mobile applications, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, bimonthly, quarterly, or semi-annually. For service revenue, payment is collected either at the time the service is performed or, for Platform Partner and laboratory testing arrangements, in accordance with contractual terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the unaudited condensed consolidated balance sheets since the associated revenue will be recognized within the following year. As of March 31, 2026 and December 31, 2025, total deferred revenue was $165.1 million and $127.2 million, respectively. The increase of $38.0 million was primarily driven by the Company’s weight loss offerings.

Restructuring and Other Related Charges

In March 2026, the Company announced a strategic shift for its United States weight loss offering ("2026 US WL Announcement"). As a result, the Company evolved its United States weight loss offering to match the Company's global approach towards providing access to branded glucagon-like peptide-1 receptor agonists (“GLP-1s”) medications, and offering access to compounded GLP-1 medications through the platform on a limited scale. For the three months ended March 31, 2026, the Company recorded $33.5 million in non-recurring restructuring and other related charges in connection with the 2026 US WL Announcement, of which $28.5 million is presented within cost of revenue and $5.0 million is presented within operations and support on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. These costs consist of inventory write-downs and third-party costs that were incurred directly as a result of the 2026 US WL Announcement.

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

3. Acquisitions

Eucalyptus

In February 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (the “Purchaser”), an Australian proprietary company and wholly-owned subsidiary of the Company, entered into a Securities Sale Deed (the “Deed”) by and among the Company, Hims, Inc., the Purchaser and the sellers named therein, to purchase all of the issued capital of EUC Management Pty Ltd ACN 631 013 860 (d/b/a Eucalyptus) (“Eucalyptus”), an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. The aggregate total consideration of the transaction is up to $1.15 billion, subject to certain adjustments set forth in the Deed (the “Proposed Acquisition”). The Company entered into the Proposed Acquisition to expand into Australia and Japan and deepen its presence in the United Kingdom, Germany, and Canada. The upfront cash consideration payable at closing is approximately $240 million, not including certain closing adjustments as set forth in the Deed. Deferred payments totaling an additional amount of approximately $710 million, not including certain closing adjustments as set forth in the Deed, are payable in six quarterly installments through the 18-month anniversary of the closing. A maximum additional amount of approximately $200 million in earn-out payments, not including certain closing adjustments as set forth in the Deed, are payable following the release of the Company’s results for each of fiscal years 2026, 2027, and 2028, respectively, upon Eucalyptus achieving certain revenue and adjusted EBITDA targets. The Company has the option to settle a significant majority of the deferred and earn-out payments in cash or Class A common stock of the Company, at its election. The Proposed Acquisition is subject to customary closing conditions and is expected to close in mid-2026.

YourBio

In January 2026, the Company completed a merger pursuant to which YourBio Health, Inc. (“YourBio”), a U.S.-based company specializing in capillary whole blood sampling technology, became a wholly-owned subsidiary of the Company. The Company entered into the merger agreement to incorporate YourBio’s blood-sampling technology into its technology portfolio. The purchase price for accounting purposes was $153.0 million, including cash paid of $142.4 million and contingent consideration with an acquisition date fair value of $10.6 million, in the form of a potential cash earn-out based on operational metrics measured over a five-year period.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the first quarter of 2027. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed (in thousands):

Developed intellectual property	$89,300
Goodwill	69,507
Other net liabilities	(5,828)
Net assets acquired	$152,979

The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The fair value of the developed intellectual property was determined using the multi-period excess earnings method which involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the developed intellectual property including revenue and cash flow forecasts, technology life, royalty rate, and discount rate.

Amortization expense related to the developed intellectual property is recognized on a straight-line basis over the useful life of fifteen years, within operations and support expense on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The acquired goodwill of $69.5 million represents future economic benefits expected to arise from synergies from combining operations resulting in cost savings from integrating the acquired blood-drawing technology and utilizing its devices within the Company’s lab offerings. The goodwill recognized upon acquisition is not expected to be deductible for U.S. income tax purposes.

The Company incurred acquisition costs of $1.8 million directly related to the acquisition which were recorded within general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company incurred acquisition costs of $1.8 million directly related to the acquisition, which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Zava Global GmbH

In July 2025, the Company acquired all of the outstanding equity of Zava Global GmbH (which is now H&H Germany GmbH) and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, to further expand its operations in the United Kingdom and to launch in the European Union. The purchase price for accounting purposes was EUR 219.2 million, or $258.0 million, based on the exchange rate on the closing date, including cash paid upfront of EUR 142.2 million and contingent consideration with an acquisition date fair value of EUR 77.0 million, or $167.3 million and $90.7 million, respectively, based on the exchange rate on the closing date. The contingent consideration primarily relates to a potential earn-out payable in cash of up to EUR 100.0 million, or $117.7 million based on the exchange rate on the closing date, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which is recognized as contingent consideration, and which may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the third quarter of 2026. During the three months ended March 31, 2026, the Company recorded measurement period adjustments which did not have a material impact on goodwill. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments, based on the exchange rate on the closing date (in thousands):

Platform partnerships	$100,168
Developed technology	23,777
Customer relationships	12,477
Trade name	7,416
Goodwill	140,932
Other net liabilities	(26,784)
Net assets acquired	$257,986

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

The excess of the consideration paid over the fair value of net assets acquired is recorded as goodwill. The acquired goodwill of $140.9 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to market presence and the extension of existing customer and partner relationships as well as utilization of developed technology. The goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.

The Company incurred acquisition costs of $8.0 million directly related to the acquisition, which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

4. Investments

Available-for-sale investments as of March 31, 2026, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government and government agency	$416,425	$200	$(379)	$416,246
Corporate bonds	112,571	5	(213)	112,363
Total short-term available-for-sale investments	$528,996	$205	$(592)	$528,609

As of March 31, 2026, the Company also had investments in equity securities with an adjusted cost of $31.2 million, unrealized losses of $5.2 million, and a fair value of $26.0 million, which are recorded within other long-term assets on the unaudited condensed consolidated balance sheets.

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

As of December 31, 2025, the Company also had investments in equity securities with an adjusted cost of $20.0 million, unrealized gains of $4.4 million, and a fair value of $24.4 million, which are recorded within other long-term assets on the condensed consolidated balance sheets.

5. Inventory

Inventory consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$43,920	$26,977
Raw materials	35,153	53,151
Total inventory	$79,073	$80,128

As of March 31, 2026 and December 31, 2025, inventory classified as work-in-process was not material.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$49,547	$37,889
Vendor deposits	5,639	35,606
Other current assets	10,609	4,374
Total prepaid expenses and other current assets	$65,795	$77,869

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Facility equipment and other tangible property	$91,484	$83,171
Purchased and internal-use software and website development	56,202	51,140
Leasehold improvements	25,089	15,925
Assets not placed in service	222,902	214,283
Total property, equipment, and software	395,677	364,519
Less: accumulated depreciation and amortization	(61,832)	(52,589)
Total property, equipment, and software, net	$333,845	$311,930

Depreciation and amortization expense for property, equipment, and software was $9.5 million and $6.2 million for the three months ended March 31, 2026 and 2025, respectively.

There were no impairment charges for property, equipment, and software for the three months ended March 31, 2026 and 2025.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying value of goodwill for the period presented are as follows (in thousands):

Carrying Value
Balance as of December 31, 2025	$278,325
Addition from acquisitions and related adjustments(1)	68,480
Foreign currency translation adjustments	(3,967)
Balance as of March 31, 2026	$342,838
______________
(1)Includes the goodwill acquired in connection with the YourBio merger and measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in the Zava business combination. These adjustments did not have a material impact on goodwill. See Note 3 – Acquisitions for further details.

Intangible assets, net

Intangible assets, net as of March 31, 2026 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Platform partnerships	$97,490	$(6,093)	$91,397	11.3
Developed intellectual property	89,300	(1,472)	87,828	14.8
Trade names	32,823	(16,872)	15,951	2.1
503B pharmacy license	28,596	(4,528)	24,068	8.4
Other	59,597	(17,807)	41,790	2.8
Intangible assets, net	$307,806	$(46,772)	$261,034	10.3

Intangible assets, net as of December 31, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Platform partnerships	$99,964	$(4,165)	$95,799	11.5
Trade names	33,031	(14,951)	18,080	2.3
503B pharmacy license	28,596	(3,813)	24,783	8.7
Other	69,208	(11,754)	57,454	3.1
Intangible assets, net	$230,799	$(34,683)	$196,116	7.8

Amortization expense for intangible assets was $12.5 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

There were no impairment charges on intangible assets for the three months ended March 31, 2026 and 2025.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to March 31, 2026 is as follows (in thousands):

The remainder of 2026	$35,340
2027	36,379
2028	25,238
2029	21,712
2030	19,374
2031 and thereafter	122,991
$261,034

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Professional services	$15,910	$9,860
Payroll	15,790	16,103
Tax(1)	14,075	9,636
Marketing	9,300	16,745
Product and shipping	6,349	7,309
Other accruals	29,319	18,865
Total accrued liabilities	$90,743	$78,518
____________
(1)Includes income taxes, sales taxes, and value-added taxes.

10. Operating Leases

The Company has various operating leases for fulfillment, pharmacy, and corporate facilities with lease periods expiring between fiscal years 2027 and 2041, including renewal options the Company is reasonably certain to exercise. The operating lease agreements provide for rental payments on a graduated basis and for options to renew, which could increase future minimum lease payments if exercised. The Company utilizes the reasonably certain threshold criteria in determining which options it will exercise.

During the three months ended March 31, 2026, the Company executed a new operating lease, resulting in an additional operating lease right-of-use (“ROU”) asset of $1.4 million, along with a corresponding increase to operating lease liabilities. Additionally, there were remeasurements of existing operating lease liabilities during the three months ended March 31, 2026 which resulted in an aggregate adjustment of $8.2 million to the carrying amount of the corresponding ROU assets.

For the three months ended March 31, 2026 and 2025, the Company recorded operating lease costs of $5.0 million and $1.3 million, respectively, including variable operating lease costs of $0.4 million and $0.1 million, respectively.

For the three months ended March 31, 2026 and 2025, operating cash flows used for operating leases were $1.9 million and $1.2 million, respectively. As of March 31, 2026, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 12.7 years and 6.0%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to March 31, 2026 are as follows (in thousands):

The remainder of 2026	$10,695
2027	16,899
2028	17,114
2029	17,432
2030	17,750
2031 and thereafter	151,625
Gross lease payments	231,515
Less: imputed interest	(73,584)
Present value of net future minimum lease payments	$157,931

The lease payments above do not include $21.2 million of non-cancelable commitments related to a lease that was signed but had not yet commenced as of March 31, 2026.

11. Variable Interest Entities

As of March 31, 2026, the variable interest entities (“VIEs”) are the Affiliated Medical Groups, which are located in the United States. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s unaudited condensed consolidated financial statements.

Apostrophe Pharmacy LLC and XeCare, LLC were VIEs through April 2025 and November 2025, respectively, when, as a result of changes of ownership, they became wholly-owned subsidiaries of the Company and were no longer considered VIEs. Previously, the Company was the primary beneficiary of the entities and consolidated their operations under the VIE model. The change of ownership did not have a material impact on the Company’s unaudited condensed consolidated financial statements because they were previously fully consolidated under the VIE model and had no noncontrolling interest.

As of March 31, 2026 and December 31, 2025, the Company’s unaudited condensed consolidated balance sheets included current assets of $9.0 million and $6.9 million, respectively, and total assets of $9.1 million and $6.9 million, respectively, for the VIEs. As of March 31, 2026 and December 31, 2025, current and total liabilities were $6.4 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended March 31, 2026 and 2025, the VIEs charged $28.4 million and $127.4 million, respectively, for services rendered. For the three months ended March 31, 2026 and 2025, operations of the VIEs generated net income of $1.6 million and a net loss of $7.7 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$31,033	$—	$—	$31,033
Short-term available-for-sale investments:
Government and government agency	—	416,246	—	416,246
Corporate bonds	—	112,363	—	112,363
Other long-term assets:
Equity securities	14,755	—	11,217	25,972
Total assets	$45,788	$528,609	$11,217	$585,614
Liabilities
Earn-out liabilities, long-term	$—	$—	$10,492	$10,492
Total liabilities	$—	$—	$10,492	$10,492

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$90,594	$—	$—	$90,594
Short-term available-for-sale investments:
U.S. Treasury bills	9,815	—	—	9,815
Government and government agency	—	180,537	—	180,537
Corporate bonds	—	158,524	—	158,524
Prepaid expenses and other current assets:
Short-term indemnification assets	—	—	3,730	3,730
Long-term available-for-sale investments:
Government and government agency	—	271,175	—	271,175
Corporate bonds	—	80,088	—	80,088
Other long-term assets:
Equity securities	24,437	—	—	24,437
Long-term indemnification assets	—	—	3,047	3,047
Total assets	$124,846	$690,324	$6,777	$821,947
Liabilities
Earn-out liabilities, long-term	$—	$—	$50,745	$50,745
Other long-term liabilities:
Long-term indemnification liabilities	—	—	6,086	6,086
Other contingent consideration	—	—	2,003	2,003
Total liabilities	$—	$—	$58,834	$58,834

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of March 31, 2026 and December 31, 2025, due to their short-term nature. As of March 31, 2026, in connection with an amendment to the Zava share purchase agreement during the first quarter of 2026, all contingencies related to the Zava earn-out liabilities for fiscal years 2026 and 2027 have been resolved and the final earn-out payables have been determined, with settlement dates in fiscal years 2027 and 2028. As a result, the fair value of the current and noncurrent earn-out payables related to the Zava business combination approximated their carrying value as of March 31, 2026 due to the payment amounts being fixed. The 2030 Convertible Notes are recorded at their net carrying amount on the unaudited condensed consolidated balance sheets rather than their fair value, which is a Level 2 measurement, as the Company has not elected the fair value option (refer to Note 13 – Debt for the 2030 Convertible Notes definition and additional detail, including the fair value as of March 31, 2026). All other financial instruments, with the exception of the earn-out liabilities discussed below, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the three months ended March 31, 2026 and 2025, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

As of March 31, 2026, the Company had earn-out liabilities related to the C S Bio Co. asset acquisition as well as the Medici and YourBio business combinations. The fair values of the earn-out liabilities related to the C S Bio Co. asset acquisition, all of which are current, and related to the Medici business combination, some of which are current and some of which are noncurrent, approximated their carrying values as of March 31, 2026, due to all of the earn-out consideration being paid in cash and the timing of their payout being subject to estimation and, therefore, are excluded from the table above. The Medici business combination also includes noncurrent holdback liabilities, which are recorded within other long-term liabilities on the unaudited condensed consolidated balance sheets and approximated their carrying value as of March 31, 2026, because the Company does not expect the settlement amounts to differ materially from the acquisition date balances.

The noncurrent earn-out liabilities related to the YourBio business combination are classified as Level 3 fair value measurements containing significant unobservable inputs including estimates of future sales of certain devices and, therefore, are included in the table above. The fair value of the earn-out liabilities is remeasured at each reporting period.

The earn-out liabilities related to the Zava business combination, all of which are noncurrent as of December 31, 2025, were classified as Level 3 fair value measurements containing significant unobservable inputs including estimates of achieving certain revenue and adjusted EBITDA targets and, therefore, are included in the table above. At inception, the fair value of the earn-out liabilities associated with the Zava business combination was determined based on revenue and adjusted EBITDA projections and the probability of achieving the respective revenue and adjusted EBITDA targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

Risk-free rate	1.9%
Revenue volatility	21.0%
Revenue risk-adjusted discount rate	9.0%
Counterparty discount rate	6.0%

The fair value of the earn-out liabilities related to the Zava and YourBio business combinations, as applicable, are remeasured at each reporting period. The change in fair value is recognized within change in fair value of liabilities on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The change in the fair value of the earn-out liabilities related to the Zava and YourBio business combinations is as follows (in thousands):

Balance at December 31, 2025	$50,745
YourBio business combination	10,573
Change in fair value(1)	17,646
Reclassification to short-term earn-out payable	(40,096)
Reclassification to long-term earn-out payable	(26,944)
Foreign currency translation adjustments	(1,432)
Balance at March 31, 2026	$10,492
______________
(1)Primarily driven by the impact of the amendment to the Zava share purchase agreement.

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

Each $1,000 principal amount of the 2030 Convertible Notes is initially convertible into 14.1493 shares of the Company’s Class A common stock, which represents an initial conversion price of approximately $70.67 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of March 31, 2026, there have been no adjustments to the conversion rate of the 2030 Convertible Notes.

The 2030 Convertible Notes are convertible at the option of the holders prior to November 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes, at the option of the holder. As of March 31, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

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

There are no requirements for any financial covenant compliance or reporting in connection with the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of March 31, 2026 was as follows (in thousands):

Principal	$1,000,000
Unamortized debt discount and issuance costs	(25,894)
Net carrying amount	$974,106

For the three months ended March 31, 2026, amortization of debt discount and issuance costs was $1.5 million. The debt discount and issuance costs are being amortized into interest expense within total other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income over the term of the 2030 Convertible Notes at an effective interest rate of 0.64%. There were no contractual interest expense payments for any of the periods presented.

As of March 31, 2026, the 2030 Convertible Notes had a principal amount and estimated fair value of $1.0 billion and $745.9 million, respectively. The fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

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

As of March 31, 2026, the Company had $12.6 million in letters of credit outstanding under the Credit Facility sub-limit and $162.4 million remained available under the Credit Facility. The letters of credit are issued as security deposits for certain of the Company’s facilities. These security deposits are required to be maintained and issued to the respective landlord or service provider. The Company draws on the Credit Facility from time to time and, as of March 31, 2026, no loans were outstanding under the Credit Facility and the Company was in compliance with all conditions and covenants thereunder.

In May 2026, the Company entered into an amendment to the Revolving Credit Agreement which modifies the definition of the numerator used in the calculation of total leverage ratio in the Revolving Credit Agreement by expanding the definition of “cash equivalents” to include investments made in accordance with the investment policy adopted by the Company’s Board of Directors. The total leverage ratio that the Company is required to maintain did not change.

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations and minimum commitments for inventory purchases. As of March 31, 2026, non-cancelable purchase obligations with remaining terms in excess of one year were $36.9 million, with $6.9 million payable in 2026, $11.7 million payable in 2027, $7.9 million payable in 2028, $5.1 million payable in 2029, and $5.3 million payable in 2030.

Lease Commitments

Refer to Note 10 – Operating Leases for discussion of the Company’s future lease commitments.

Indemnifications

The Company has certain stand-ready obligations to provide indemnifications in the normal course of business under various contractual arrangements, which are recorded on the consolidated balance sheets at fair value. As of March 31, 2026, the maximum potential amount of future payments the Company could be required to make under these arrangements was approximately $50 million, and the fair value of these obligations was considered immaterial to the unaudited condensed consolidated balance sheets. Historically, there have been no such indemnification claims.

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

In October 2023, the Federal Trade Commission (the “FTC”) issued to the Company a Civil Investigative Demand (the “CID”) requesting information regarding the Company's privacy, advertising, and cancellation practices as part of a non-public investigation related to the Restore Online Shoppers’ Confidence Act (“ROSCA”). The Company responded cooperatively to the CID and related follow-up requests from the FTC. In April 2026, the FTC communicated to the Company its findings with respect to its investigation. The FTC and the Company are engaged in active settlement negotiations, and the outcome is uncertain. There is a reasonable possibility that the final liability could be materially higher than the amount accrued. While the

Company believes that it has meritorious arguments and would pursue a vigorous defense if the matter were to proceed to litigation, the Company has submitted a substantive offer to the FTC to settle this matter without admission of liability or wrongdoing. There can be no assurance, however, that this settlement offer will be accepted or that any current or future discussions with the FTC to resolve this inquiry will be successful. The Company has recorded an accrual for estimated probable losses of $15.0 million for this matter as of March 31, 2026 within accrued liabilities on the unaudited condensed consolidated balance sheets and as a general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2026, and such estimate may be subject to change based on additional information. The Company is unable at this time to reasonably estimate any range of loss above the amount accrued due to a number of unknown factors that may materially affect the resolution of the FTC matter and its impacts on the Company's business, results of operations, and financial condition.

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

On February 9, 2026, Novo Nordisk A/S and Novo Nordisk Inc. (together, “Novo Nordisk”) filed a lawsuit in the U.S. District Court for the District of Delaware captioned Novo Nordisk A/S, et al. v. Hims & Hers Health, Inc., et al., No. 1:26-cv-0014. The complaint asserts claims for patent infringement related to Novo Nordisk’s U.S. Patent No. 8,12,343 (the “‘343” patent) in connection with compounded GLP-1 products containing semaglutide available, based on a prescription, through the Company’s digital platform. Novo Nordisk seeks a declaration that the Company has infringed the ‘343 patent, and an award of monetary damages, including enhanced damages related to the Company’s alleged willful infringement. Novo Nordisk also included in the complaint a request for permanent injunction, to bar the Company from continuing its activities related to products containing semaglutide until after the ‘343 patent expires on December 5, 2031. On March 9, 2026, Novo Nordisk voluntarily dismissed all claims without prejudice and the Court closed the case, while reserving the right to refile in the future.

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

In November 2025, the Board of Directors authorized and approved a new share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s Class A common stock. The 2025 Share Repurchase Program expires on November 11, 2028. The Company intends to use the 2025 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2025 Share Repurchase Program may be suspended or discontinued at any time. During the three months ended March 31, 2026, the Company did not repurchase any shares of Class A common stock under the 2025 Share Repurchase Program. As of March 31, 2026, $225.0 million remains available under the 2025 Share Repurchase program.

RSU Releases

During the three months ended March 31, 2026, the Company released 3,808,285 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”), including Performance RSUs (“PRSUs”). In connection with the releases, 1,581,656 shares of Class A common stock were withheld for the payment of employee taxes. During the three months ended March 31, 2025, the Company released 1,938,929 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 759,276 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of Class A common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2025, there were 65,403,042 and 23,376,897 shares of Class A common stock reserved and available for grant, respectively, under the 2020 Plan. For the three months ended March 31, 2026, no shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. On January 1, 2026, 11,362,276 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of March 31, 2026, there were 76,765,318 shares of Class A common stock reserved and 27,576,214 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of Class A common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2025, there were 6,047,919 and 3,939,611 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. There were no shares added to the ESPP reserve on January 1, 2026. Therefore, as of March 31, 2026, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP. No shares were issued under the ESPP during the three months ended March 31, 2026 and 2025. Therefore, as of March 31, 2026, there were 3,939,611 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of March 31, 2026, $3.2 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending May 2026.

As of March 31, 2026, there was $5.6 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.34 years.

Stock Options

Stock options granted by the Company to new employees generally vest over four years, with 25% vesting one year after the vesting commencement date and then 1/48th of the total grant vesting monthly thereafter. Options granted to existing employees generally vest 1/48th of the total grant monthly over four years. Options granted are exercisable within a period not exceeding ten years from the grant date. Excluding the performance stock options granted to the CEO outlined below, no new stock options have been granted since March 2023.

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 performance stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognized expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of March 31, 2026, 3,229,134 of these stock options have been exercised at a weighted average exercise price of $2.43. As of March 31, 2026, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 performance stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of March 31, 2026, all 2,085,640 shares have vested and no shares have been exercised. As of March 31, 2026, all stock-based compensation expense for the award has been recognized.

In March 2025, the Board of Directors granted 557,244 performance stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of March 31, 2026, there was $6.2 million of remaining compensation expense to be recognized over a period of 1.92 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

In March 2026, the Board of Directors granted 665,456 performance stock options to the CEO with an exercise price of $25.88 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2028 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.49 years, an expected volatility of 64.5%, a risk-free interest rate of 3.9%, and an expected dividend yield of 0%. As of March 31, 2026, there was $10.8 million of remaining compensation expense to be recognized over a period of 2.92 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Option activity (excluding the performance stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,458	$6.08	5.68	$170,453
Exercised	(1,085)	4.62
Forfeited and expired	(25)	11.53
Outstanding at March 31, 2026	5,348	6.35	5.42	77,076
Exercisable as of March 31, 2026	5,186	6.22	5.38	75,402

The intrinsic value of vested options exercised was $22.8 million.

As of March 31, 2026, there was $0.8 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the performance stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 0.70 years.

The options outstanding and exercisable as of March 31, 2026 (excluding the performance stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	8	1.67	8	1.67
1.55 – 1.75	227	3.31	227	3.31
2.43 – 3.11	490	4.20	490	4.20
5.01 – 6.82	2,895	5.93	2,859	5.92
8.13 – 11.53	1,580	5.24	1,454	5.09
12.21 – 15.17	148	5.03	148	5.03
	5,348		5,186

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

RSU activity (excluding the PRSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	13,075	$27.50
Granted	9,416	25.37
Vested	(1,600)	16.18
Forfeited and expired	(1,312)	23.65
Unvested at March 31, 2026	19,579	$27.66

As of March 31, 2026, there was $487.9 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the PRSUs outlined below) which is expected to be recognized over a weighted average period of 3.36 years.

Performance RSUs

In March 2023, the Board of Directors granted awards of 1,115,709 target shares of PRSUs to certain executive officers, of which 11,408 target shares were forfeited. The PRSUs were to vest at the end of a three-year period, with the number of shares to be earned ranging from 0% to 200% of the target, provided that (i) the recipient remained employed at the end of the period and (ii) the Company achieved certain revenue and Adjusted EBITDA performance metrics related to the 2025 fiscal year. The total grant date fair value of the awards was $12.9 million, which was based on the probable achievement of 100% of the target. Based on fiscal year 2025 results, the actual number of shares earned was 200% of the target, and the 2,208,602 shares underlying these PRSUs vested during the first quarter of 2026.

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. As of March 31, 2026, 267,697 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

In November 2024, the Board of Directors granted awards of 16,778 target shares of PRSUs to certain senior leadership, with the same vesting terms as the PRSUs granted on February 28, 2024. As of March 31, 2026, all 16,778 of these shares have been forfeited. The total grant date fair value of the awards was $0.4 million, which was based on the probable achievement of 100% of the target.

As of March 31, 2026, there was unrecognized stock-based compensation expense related to unvested PRSUs of $6.0 million, which is expected to be recognized over a weighted average period of 0.96 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of March 31, 2026, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, an aggregate intrinsic value of $5.2 million, and an expiration date in September 2026. Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 earn-out shares of Class A common stock. As of March 31, 2026, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketing	$2,815	$2,774
Operations and support	6,113	3,006
Technology and development	5,990	4,045
General and administrative	21,944	15,033
Total stock-based compensation expense	$36,862	$24,858

The Company capitalized $1.4 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

16. Related-Party Transactions

For the three months ended March 31, 2025, the Company recorded $1.4 million within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a former related-party company that provides identity verification services. As a result of an executive leadership change at the Company in the second quarter of 2025, Vouched was no longer considered a related party as of July 1, 2025.

17. Basic and Diluted Net (Loss) Income per Share

The Company uses the two-class method to calculate net (loss) income per share. No dividends were declared or paid for the three months ended March 31, 2026 and 2025. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net (loss) income per share by application of the treasury stock method and if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common stockholders for the three months ended March 31 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026		2025
	Class A	Class V	Class A	Class V
Numerator:
Net (loss) income attributable to common stockholders, basic	$(88,736)	$(3,379)	$47,617	$1,868
Reallocation of undistributed earnings	—	—	187	(187)
Net (loss) income attributable to common stockholders, diluted	(88,736)	(3,379)	47,804	1,681

Denominator:
Weighted average shares outstanding, basic	219,979,680	8,377,623	213,611,704	8,377,623
Effect of dilutive potential common shares	—	—	24,620,905	—
Weighted average shares outstanding, diluted	219,979,680	8,377,623	238,232,609	8,377,623

Basic net (loss) income per share	$(0.40)	$(0.40)	$0.22	$0.22
Diluted net (loss) income per share	$(0.40)	$(0.40)	$0.20	$0.20

The following table discloses weighted-average Class A securities that were not included in the computation of diluted net (loss) income per share as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
RSUs	14,701,819	913,504
Convertible notes	14,149,300	—
Stock options	9,603,189	—
Common stock issuable under the ESPP	703,226	—
Warrants to purchase Class A common stock	271,962	—

The Capped Calls entered into in connection with the 2030 Convertible Notes were excluded from the calculation of diluted net (loss) income per share as the effect would have been anti-dilutive. There were no Class V securities that were excluded in the computation of diluted net (loss) income per share for the periods presented.

18. Segments

The CODM utilizes net (loss) income as the measure of segment profit or loss. The CODM uses net (loss) income to evaluate return on assets and decide whether to reinvest profits into the segment or into other new investment opportunities.

In addition to the unaudited condensed consolidated statements of operations and comprehensive (loss) income, the CODM is regularly provided with financial information that includes the following captions when assessing the performance and allocation of resources: cost of revenue, customer acquisition costs (comprising advertising and media costs associated with the Company’s efforts to acquire new customers, promote its brands, and build awareness for its products and services, including advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and excluding content production costs), employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) by operating expense caption, and stock-based compensation by operating expense caption. These are significant segment expenses, as they are regularly provided to the CODM.

The table below highlights the segment’s revenue, expenses, and net (loss) income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$608,104	$586,010
Less:
Cost of revenue	211,317	155,321
Customer acquisition costs	192,812	201,590
Employee compensation included within:
Marketing	13,118	10,512
Operations and support	35,694	23,823
Technology and development	18,442	13,490
General and administrative	29,975	14,669
Stock-based compensation included within:
Marketing	2,815	2,774
Operations and support	6,113	3,006
Technology and development	5,990	4,045
General and administrative	21,944	15,033
Depreciation and amortization expense included within operating expenses	20,583	7,536
Legal settlement costs	15,000	—
Change in fair value of equity securities	9,682	—
Change in fair value of liabilities	17,646	—
Interest income and expense, net	(5,033)	(2,596)
Income tax (benefit) expense	(9,436)	11,010
Other segment items(1)	113,557	76,312
Segment net (loss) income	(92,115)	49,485
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(92,115)	$49,485
______________
(1)    Other segment items included in segment net (loss) income primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s unaudited condensed consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $36.3 million and $59.0 million during the three months ended March 31, 2026 and 2025, respectively.

19. Income Tax

The effective income tax rate was 9.3% and 18.2%, respectively, for the three months ended March 31, 2026 and 2025. The effective tax rate differs from the U.S. federal rate in 2026 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, transaction costs, acquisition earn-outs, and state taxes. The effective tax rate differs from the U.S. federal rate in 2025 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, and state taxes.

For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate for all jurisdictions. For the three months ended March 31, 2026, the Company utilized the discrete effective tax rate method for its domestic subsidiaries, while continuing to utilize the estimated annual effective rate methodology for its foreign subsidiaries. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. Due to the significant estimation uncertainty for the domestic forecast as a result of the 2026 US WL Announcement as described in 2 – Summary of Significant Accounting Policies, the Company cannot reliably estimate its U.S. federal annual effective tax rate, and a discrete tax computation based on actual year-to-date results is the most appropriate method for computing U.S. federal income tax expense. The Company will re-evaluate the methodology in the next quarter, when objective data is available to support future estimated results of its United States weight loss offerings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of our 2025 Annual Report and the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we do not intend to update any of these forward-looking statements after the date hereof or to conform these statements to actual results or revised expectations. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Revenue and Key Business Metrics

Our management monitors United States Revenue and Rest of the World Revenue (both defined below) to track our total revenue generation. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue. We continually and strategically review our key business metrics to ensure that they are helpful in managing or monitoring the performance of our business as it grows, which may result in changes in our key business metrics over time. Our management primarily uses the Subscribers and Monthly Revenue per Average Subscriber metric, each as defined below, to manage and monitor the performance of our business.

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

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products, as well as services, primarily consisting of medical consultation services, post-consultation service support, and delivery of laboratory testing results, as applicable. Our online sales are net of refunds, credits, and chargebacks, and include revenue recognition adjustments recorded pursuant to U.S. GAAP, primarily relating to deferred revenue and returns reserve. The majority of our online sales are subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them. This revenue also includes sales from customers who have made one-time purchases. Additionally, in the United States, we offer a range of health and wellness products through wholesale partners as a way of generating brand awareness with new customers in physical environments and on third-party platforms, with such revenue not considered material to our business.

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

The table below provides a breakdown of total revenue between United States Revenue and Rest of the World Revenue for the three months ended March 31, 2026 and 2025, as well as key business metrics that we believe drive total revenue (i.e., Subscribers and Monthly Revenue per Average Subscriber) and the change and percentage change between such periods (in thousands, except for Monthly Revenue per Average Subscriber):

	Three Months Ended March 31,
	2026	2025	Change	% Change
United States Revenue	$529,909	$578,692	$(48,783)	(8)%
Rest of the World Revenue	78,195	7,318	70,877	969%
Total revenue	$608,104	$586,010	$22,094	4%

Subscribers (end of period)	2,584	2,366	218	9%
Monthly Revenue per Average Subscriber	$80	$85	$(5)	(6)%

We generated $529.9 million in United States Revenue for the three months ended March 31, 2026, a decrease of $48.8 million, or (8)%, as compared to $578.7 million for the three months ended March 31, 2025. The change in United States Revenue for the three months ended March 31, 2026 was primarily impacted by a change in the timing of revenue recognition for certain of our weight loss offerings, inclusive of our Hers brand, as a result of a shift to shorter shipping cadences. During each of the three months ended March 31, 2026 and 2025, our Hers brand represented approximately 40% of United States Revenue. Uptake of the Hers brand is primarily driven by our glucagon-like peptide-1 receptor agonists (“GLP-1s”) and dermatology offerings. During the three months ended March 31, 2026, a majority of our total United States Revenue came from non-GLP-1 offerings. United States Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, product shipping cadences, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings.

We generated $78.2 million in Rest of the World Revenue for the three months ended March 31, 2026, an increase of $70.9 million, or 969% as compared to $7.3 million for the three months ended March 31, 2025. Growth in Rest of the World Revenue was primarily driven by the geographic expansion from our recent acquisitions. Rest of the World Revenue can fluctuate on a period-to-period basis due to various factors, including those related to United States Revenue discussed above, as well as the magnitude of any future geographic expansion.

Subscribers grew 9% to approximately 2.6 million as of March 31, 2026 as compared to approximately 2.4 million Subscribers as of March 31, 2025. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, including both ordinary-course marketing campaigns and a specialized Super Bowl marketing campaign in both periods presented, and improved onsite and customer onboarding experiences. Monthly Revenue per Average Subscriber decreased $5 to $80 for the three months ended March 31, 2026 as compared to $85 for the three months ended March 31, 2025. This decrease was primarily due to the shift to shorter shipping cadences for certain of our offerings as discussed above. This metric includes revenue contributed by customers who made one-time purchases and therefore were not considered Subscribers. If the revenue contribution of customers who made one-time purchases was excluded from this metric, Monthly Revenue per Average Subscriber for the three months ended March 31, 2026 and 2025 would have been lower by approximately $10 and less than $5, respectively.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers select an available cadence at which they wish to receive product shipments or a treatment term depending on the offering. In addition to a 30-day cadence or treatment term, we offer Subscribers the ability to select from a range of Subscription shipment cadences or treatment terms, from every 60 days to 360 days, depending on the offering, as available. In recent quarters, there has been a shift towards shorter shipping cadences, which has impacted our gross margins. We expect this shift to continue due to the launch of our membership program described below. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. With the exception of prepaid offerings and the membership program described below, the Subscriber is typically billed upon each shipment. Subscribers can cancel or snooze Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. For longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions typically results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

Additionally, at the end of March 2026, we launched a membership program for our weight loss offerings. Among other benefits, this program grants eligible customers access to a range of weight loss medications, plus unlimited support from our network of healthcare providers. Memberships auto-renew monthly and must be active for customers to obtain weight loss medications through a separate Subscription. While customers must have an active membership to obtain prescription medication, they can hold a membership without a medication plan.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands, as well as through launches of new offerings, including branded weight loss offerings, and through mergers and acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment, including as a result of our expansion into new geographies, have and could continue to impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws, or the interpretation or enforcement of such laws, and could impact customer acquisition costs. In addition, acquiring new customers may be impacted by supply chain constraints related to our offerings that may be outside of our control and may impact our future results.

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

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our wholly-owned pharmacies (also referred to herein as our “Pharmacies”), our laboratory testing facilities and our peptide manufacturing facility (collectively with our Pharmacies sometimes herein referred to as our “Facilities”), with the goal of fulfilling a majority of our pharmaceutical and over-the-counter customer orders through internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers across all of our brands, and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. In addition, we may continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Specifically, in July 2025, we acquired all of the outstanding equity of Zava Global GmbH (which is now H&H Germany GmbH) and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, in November 2025, we acquired all of the outstanding equity of Medici Technologies, Inc. (“Medici”), a digital health platform registered in Canada, in January 2026, we completed a merger pursuant to which YourBio became our wholly-owned subsidiary, and in February 2026, we entered into a definitive agreement for the proposed acquisition of Eucalyptus (for additional details regarding the YourBio and Eucalyptus transactions, refer to the “Liquidity and Capital Resources” section). In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

Expansion into new specialties

We expect to continue to expand into new health and wellness specialties with our offerings. Specialty expansion allows us to increase the number of health and wellness consumers for whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current customers. Expanding into new health and wellness specialties has required and may continue to require financial investments in additional headcount, marketing and customer acquisition costs, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate or maintain sufficient demand in new health and wellness specialties, we may not recover the financial investments we make into new specialties and revenue may not increase in the future.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with U.S. GAAP, we present Adjusted EBITDA (which is a non-GAAP financial measure), Adjusted EBITDA margin (which is a non-GAAP ratio), and Free Cash Flow (which is a non-GAAP financial measure), each as defined below. We use Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. We consider Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow to be important measures because they help illustrate underlying trends in our business and our historical operating performance on a more consistent basis. We believe that the use of Adjusted EBITDA, Adjusted EBITDA margin, and Free Cash Flow is helpful to our investors as they are used by management in assessing the health of our business, our operating performance, and our liquidity.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net (loss) income before stock-based compensation, restructuring and other related charges that are considered non-recurring, depreciation and amortization, change in fair value of liabilities, legal settlement costs that are considered non-recurring, acquisition and transaction-related costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, and (ii) transaction professional services), change in fair value of equity securities, payroll tax expense related to stock-based compensation, interest income and expense, net, and income taxes. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

In the first quarter of 2026, we announced a strategic shift for our United States weight loss offering ("2026 US WL Announcement"). As a result, we evolved our United States weight loss offering to match our global approach towards providing access to branded GLP-1 medications, and offering access to compounded GLP-1 medications through our platform on a limited scale. In connection with the strategic shift, we revised our definition of Adjusted EBITDA to include restructuring and other related charges that are considered non-recurring, as we believe these costs are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. These costs consist of inventory write-downs and third-party costs that were incurred directly as a result of the 2026 US WL Announcement. To the extent that we incur additional restructuring charges and other related charges in connection with the 2026 US WL Announcement in future periods, these costs will be presented consistently with our current presentation. As we did not record any non-recurring restructuring and other related charges in prior quarters, prior period disclosures were not impacted.

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

The following table reconciles net (loss) income to Adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$608,104	$586,010

Net (loss) income	(92,115)	49,485
Stock-based compensation	36,862	24,858
Restructuring and other related charges	33,488	—
Depreciation and amortization	21,953	8,276
Change in fair value of liabilities	17,646	—
Legal settlement costs	15,000	—
Acquisition and transaction-related costs	13,366	24
Change in fair value of equity securities	9,682	—
Payroll tax expense related to stock-based compensation	2,867	—
Interest income and expense, net	(5,033)	(2,596)
(Benefit from) provision for income taxes	(9,436)	11,010
Adjusted EBITDA	$44,280	$91,057

Net (loss) income as a % of revenue	(15)%	8%
Adjusted EBITDA margin	7%	16%

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. We compensate for these limitations by providing specific information regarding the U.S. GAAP items excluded from Adjusted EBITDA. When evaluating our performance, you should consider Adjusted EBITDA in addition to, and not as a substitute for, other financial performance measures, including our net (loss) income and other U.S. GAAP results.

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$89,356	$109,090
Purchases of property, equipment, and intangible assets in investing activities	(29,844)	(55,327)
Investment in website development and internal-use software in investing activities	(6,480)	(3,711)
Free Cash Flow	$53,032	$50,052

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

Basis of Presentation

Currently, we conduct business through one operating segment. The unaudited condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. As of March 31, 2026, the VIEs are the “Affiliated Medical Groups,” which are professional corporations or other professional entities located in the United States and owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. We determined that we are the primary beneficiary of the Affiliated Medical Groups for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the VIE model, we present the results of operations and the financial position of the entities as part of our unaudited condensed consolidated financial statements as if the consolidated group were a single economic entity. Additionally, Apostrophe Pharmacy LLC and XeCare, LLC, which are licensed mail order pharmacies providing prescription fulfillment solely to our customers, were VIEs through April 2025 and November 2025, respectively, when, as a result of changes of ownership, they became wholly-owned subsidiaries of our company and were no longer considered VIEs.

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

Cost of revenue

Cost of revenue consists of costs directly attributable to the products shipped and services rendered, including costs of purchased products net of vendor rebates per contract terms, as applicable, manufactured products, packaging materials, shipping costs, labor costs directly related to revenue generating activities including primarily medical consultation services and manufacturing labor, and overhead costs associated with manufactured products. Costs related to free products where there is no expectation of future purchases from a customer and depreciation and amortization on property, equipment, and software (other than related to manufactured products) are considered to be operating expenses and are excluded from cost of revenue.

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the volume of fulfillment through internal fulfillment capabilities, and our ability to sell our inventory. Our gross margin may decrease throughout fiscal year 2026, primarily as a result of the 2026 US WL Announcement. While we expect our gross margin to fluctuate from period to period depending on these and other factors, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate and optimize more favorable costs of revenue, as well as integrate new acquisitions.

Marketing expenses

The largest component of our marketing expenses consists of our discretionary customer acquisition costs. Customer acquisition costs, also called paid marketing expense, are the advertising and media costs associated with our efforts to acquire new customers, promote our brands, and build awareness for our products and services. Customer acquisition costs include advertising in digital media, social media, television, radio, out-of-home media, and various other media outlets and exclude content production costs. Marketing expenses also include overhead expenses, including salaries, benefits, taxes, and stock-based compensation for personnel; agency, contractor, and consulting expenses; content production, software, and other marketing operating costs. Marketing is an important driver of growth and we intend to continue to make significant investments in customer acquisition and our marketing organization. Historically, our marketing expenses have increased quarter-over-quarter, though marketing expenses may fluctuate from period to period due to the timing and discretionary nature of these expenses. While marketing expenses may fluctuate as a percentage of revenue, we expect total marketing expenses as a percentage of revenue to continue to decrease over the long term.

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical, pharmacy, fulfillment, diagnostics, customer service, and corporate quality functions. These expenses also include operating expenses primarily relating to operations and support functions for our Facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses may increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Technology and development expenses

Technology and development expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our engineering, product management, product development, and data science functions. These expenses also include operating expenses primarily relating to technology and development functions for the operation, maintenance, and enhancement of our digital platform, websites, and mobile applications, inclusive of related expenses for third-party software and hosting to support those functions, and related depreciation. Expenses also include investments to develop new health and wellness products and services. We expect technology and development expenses may increase in the foreseeable future as we grow our business and continue to invest in our platform, including our artificial intelligence capabilities, as well as in new offerings. We expect these expenses to stabilize over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

General and administrative expenses

General and administrative expenses (“G&A”) include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our executive, legal, human resources, finance, brand strategy, communications, public and government relations, and other corporate functions. These expenses also include operating expenses primarily relating to general and administrative functions for insurance, third-party software and hosting to support those functions, related depreciation and amortization, and other general corporate costs. G&A may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Total other (expense) income, net

Total other (expense) income, net primarily consists of changes in fair value of equity securities and liabilities, as well as interest income. Additionally, total other (expense) income, net includes expenses associated with our debt, as well as non-operating and one-time charges classified outside of operating expenses. Interest income is driven by our cash and cash equivalents and available-for-sale investments and fluctuates from period to period based on balances and applicable interest rates. Interest expense is related to the amortization of debt discount and issuance costs on our debt, as well as applicable interest on any borrowings under our revolving credit facility.

Benefit from (provision for) income taxes

Benefit from (provision for) income taxes primarily consists of the impacts of pre-tax losses, federal and state tax credits, and windfall tax benefits, partially offset by officer compensation limitations and acquisition-related addbacks. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. Any future releases of our current valuation allowance would be immaterial to the unaudited condensed consolidated statements of operations.

Results of Operations

Comparisons for the three months ended March 31, 2026 and 2025

The following table sets forth our unaudited condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	% Change
Revenue	$608,104	$586,010	$22,094	4%
Cost of revenue	211,317	155,321	55,996	36%
Gross profit	396,787	430,689	(33,902)	(8)%
Operating expenses:(1)
Marketing	222,003	231,235	(9,232)	(4)%
Operations and support	96,503	63,033	33,470	53%
Technology and development	46,936	29,914	17,022	57%
General and administrative	109,668	48,610	61,058	126%
Total operating expenses	475,110	372,792	102,318	27%
(Loss) income from operations	(78,323)	57,897	(136,220)	*
Other (expense) income:
Change in fair value of equity securities	(9,682)	—	(9,682)	*
Change in fair value of liabilities	(17,646)	—	(17,646)	*
Other income, net	4,100	2,598	1,502	58%
Total other (expense) income, net	(23,228)	2,598	(25,826)	*
(Loss) income before income taxes	(101,551)	60,495	(162,046)	*
Benefit from (provision for) income taxes	9,436	(11,010)	20,446	*
Net (loss) income	$(92,115)	$49,485	$(141,600)	*
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Marketing	$2,815	$2,774
Operations and support	6,113	3,006
Technology and development	5,990	4,045
General and administrative	21,944	15,033
Total stock-based compensation expense	$36,862	$24,858

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	35%	27%
Gross profit	65%	73%
Operating expenses:
Marketing	36%	39%
Operations and support	16%	11%
Technology and development	8%	5%
General and administrative	18%	8%
Total operating expenses	78%	63%
(Loss) income from operations	(13)%	10%
Other (expense) income:
Change in fair value of equity securities	(2)%	—%
Change in fair value of liabilities	(3)%	—%
Other income, net	1%	—%
Total other (expense) income, net	(4)%	—%
(Loss) income before income taxes	(17)%	10%
Benefit from (provision for) income taxes	2%	(2)%
Net (loss) income	(15)%	8%

Revenue

Revenue was $608.1 million for the three months ended March 31, 2026, compared to $586.0 million for the three months ended March 31, 2025, an increase of $22.1 million, or 4%. For a detailed discussion of this increase, refer to the “Revenue and Key Business Metrics” section.

Cost of revenue and gross profit

Cost of revenue was $211.3 million for the three months ended March 31, 2026, compared to $155.3 million for the three months ended March 31, 2025, an increase of $56.0 million, or 36%. This increase was primarily due to increased product and packaging costs of approximately 47%, increased shipping costs of 10%, and increased costs associated with medical consultation services of 4% compared to the three months ended March 31, 2025. This increase in cost of revenue for the three months ended March 31, 2026 was primarily due to our weight loss offerings, some of which have higher product and packaging costs and shipping costs compared to our other offerings, including as a result of the 2026 US WL Announcement, as well as overall increased business activity with the addition of new Subscribers and our recent acquisitions. Cost of revenue for the three months ended March 31, 2026 included $28.5 million of non-recurring restructuring and other related charges, consisting of inventory write-downs, in connection with the 2026 US WL Announcement.

Gross profit was $396.8 million for the three months ended March 31, 2026, compared to $430.7 million for the three months ended March 31, 2025, a decrease of $33.9 million, or 8%. Correspondingly, gross margin was 65% for the three months ended March 31, 2026, compared to 73% for the three months ended March 31, 2025. This decrease in gross margin was primarily due to our weight loss offerings, which have shorter shipping cadences and increased fulfillment costs, along with the impact of the growth of our international business and new offerings, and the non-recurring restructuring and other related charges in connection with the 2026 US WL Announcement.

Marketing expenses

Marketing expenses were $222.0 million for the three months ended March 31, 2026, compared to $231.2 million for the three months ended March 31, 2025, a decrease of $9.2 million, or 4%. Customer acquisition costs decreased to $192.8 million in the three months ended March 31, 2026, compared to $201.6 million for the three months ended March 31, 2025, a decrease of $8.8 million. The decrease in customer acquisition costs was primarily a result of management’s decision to focus on more efficient acquisition channels.

Operations and support

Operations and support expenses were $96.5 million for the three months ended March 31, 2026, compared to $63.0 million for the three months ended March 31, 2025, an increase of $33.5 million or 53%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $11.9 million, an increase in order fulfillment and transaction processing of $7.4 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $4.9 million, and an increase in stock-based compensation of $3.1 million. Operations and support expenses for the three months ended March 31, 2026 also included $5.0 million of restructuring and other related charges. The increase was partially offset by a decrease in professional services of $1.3 million.

Technology and development

Technology and development expenses were $46.9 million for the three months ended March 31, 2026, compared to $29.9 million for the three months ended March 31, 2025, an increase of $17.0 million or 57%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $6.1 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $5.0 million, an increase in product development costs of $2.8 million, and an increase in stock-based compensation of $1.9 million.

General and administrative

General and administrative expenses were $109.7 million for the three months ended March 31, 2026, compared to $48.6 million for the three months ended March 31, 2025, an increase of $61.1 million, or 126%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $15.3 million, an increase in acquisition costs of $8.1 million, an increase in stock-based compensation of $6.9 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $6.7 million, an increase in professional services of $5.6 million, and an increase in insurance premiums of $1.1 million. General and administrative expenses for the three months ended March 31, 2026 also included $15.0 million of legal settlement costs that are considered non-recurring.

Total other (expense) income, net

Total other expense was $23.2 million for the three months ended March 31, 2026, compared to total other income of $2.6 million for the three months ended March 31, 2025, a change of $25.8 million. The change was driven primarily by a loss from the change in fair value of liabilities for the three months ended March 31, 2026 of $17.6 million, a loss from the change in fair value of equity securities for the three months ended March 31, 2026 of $9.7 million, and interest expense of $2.9 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. The decrease was partially offset by interest income for the three months ended March 31, 2026 of $7.9 million, compared to $2.7 million for the three months ended March 31, 2025. The loss on change in fair value of liabilities was related to changes in the fair value of the earn-out liabilities associated with acquisitions, which was primarily driven by the impact of the amendment to the Zava share purchase agreement during the first quarter of 2026; the loss on change in fair value of equity securities was related to unrealized losses on equity securities; the increase in interest expense was driven by the amortization of debt discount and issuance costs on our debt and interest on borrowings under our revolving credit facility; and the increase in interest income was driven by larger balances of cash and cash equivalents and investments during the current period compared to the prior period.

Benefit from (provision for) income taxes

Benefit from income taxes was $9.4 million for the three months ended March 31, 2026, compared to a provision for income taxes of $11.0 million for the three months ended March 31, 2025. The benefit from income taxes for the three months ended March 31, 2026 was primarily due to the tax effect of pre-tax losses, impacts of windfall tax benefits, and research and development tax credits, partially offset by acquisition-related addbacks and officer compensation adjustments. The provision for the three months ended March 31, 2025 was primarily due to taxes on income during the period.

Liquidity and Capital Resources

As of March 31, 2026, our principal sources of liquidity totaled $750.9 million, consisting of (i) cash and cash equivalents, which are primarily invested in interest-bearing cash accounts and money market funds; and (ii) short-term available-for-sale investments, which are invested in government and government agency securities and corporate bonds.

In January 2026, we completed a merger pursuant to which YourBio Health, Inc. (“YourBio”), a U.S.-based company specializing in capillary whole blood sampling technology, became our wholly-owned subsidiary. We entered into the merger agreement to incorporate YourBio’s blood-sampling technology into our technology portfolio. The purchase price for accounting purposes was $153.0 million, including cash paid of $142.4 million and contingent consideration with an acquisition date fair value of $10.6 million (for additional details regarding the acquisition see Note 3 – Acquisitions to the condensed unaudited consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q).

In February 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (the “Purchaser”), an Australian proprietary company and wholly-owned subsidiary of our company, entered into a Securities Sale Deed (the “Deed”) by and among Hims & Hers, Hims, Inc., the Purchaser and the sellers named therein, to purchase all of the issued capital of EUC Management Pty Ltd ACN 631 013 860 (d/b/a Eucalyptus) (“Eucalyptus”), an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. The aggregate total consideration of the transaction is up to $1.15 billion, subject to certain adjustments set forth in the Deed (the “Proposed Acquisition”). We entered into the Proposed Acquisition to expand into Australia and Japan and deepen our presence in the United Kingdom, Germany, and Canada. The upfront cash consideration payable at closing is approximately $240 million, not including certain closing adjustments as set forth in the Deed. Deferred payments totaling an additional amount of approximately $710 million, not including certain closing adjustments as set forth in the Deed, are payable in six quarterly installments through the 18-month anniversary of the closing. A maximum additional amount of approximately $200 million in earn-out payments, not including certain closing adjustments as set forth in the Deed, are payable following the release of our results for each of fiscal years 2026, 2027, and 2028, respectively, upon Eucalyptus achieving certain revenue and adjusted EBITDA targets. We have the option to settle a significant majority of the deferred and earn-out payments in cash or our Class A common stock, at our election. The Proposed Acquisition is subject to customary closing conditions and is expected to close in mid-2026.

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our Facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities as well as acquire or invest in complementary businesses (including our Proposed Acquisition of Eucalyptus), services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. This may include purchases of inventory for our branded weight loss offerings, which would require upfront use of cash and cash equivalents prior to the settlement of any applicable manufacturer’s discount and rebate receivables related to the associated vendor supply agreements. We may also use our cash and cash equivalents to repurchase up to $225.0 million of our Class A common stock through November 11, 2028 at management’s discretion pursuant to our 2025 Share Repurchase Program. Additionally, as market conditions warrant, we may, from time to time, repurchase our outstanding 2030 Convertible Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material to the consolidated financial statements. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$89,356	$109,090
Net cash used in investing activities	(15,446)	(32,796)
Net cash used in financing activities	(77,880)	(23,018)

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $89.4 million for the three months ended March 31, 2026. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $36.9 million, restructuring and other related charges included within cost of revenue of $28.5 million, depreciation and amortization of $22.0 million, change in fair value of liabilities of $17.6 million, change in fair value of equity securities of $9.7 million, non-cash acquisition-related costs of $6.4 million, and amortization of debt discount and issuance costs of $1.7 million, partially offset by a net loss of $92.1 million and benefit from deferred taxes of $14.0 million. In addition, a net cash inflow totaling $67.5 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable of $167.6 million, an increase in deferred revenue of $38.0 million, and an increase in accrued liabilities of $10.0 million. This inflow was partially offset by an increase in receivables, net of $116.2 million, which was primarily related to increases in manufacturer’s discount and rebate receivables, an increase in inventory of $20.3 million, an increase in other long-term assets of $8.4 million, and a decrease in earn-out payable of $2.1 million.

Net cash provided by operating activities was $109.1 million for the three months ended March 31, 2025. Net cash provided by operating activities included net income of $49.5 million, non-cash expense related to stock-based compensation of $24.9 million, and depreciation and amortization of $8.3 million. In addition, a net cash inflow totaling $24.3 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in deferred revenue of $35.5 million and an increase in accounts payable and accrued liabilities of $18.8 million. This inflow was partially offset by an increase in prepaid expenses and other current assets of $16.4 million and an increase in inventory of $11.7 million.

Cash flows from investing activities

Cash flows from investing activities primarily relate to our treasury operations of investing in available-for-sale investments and acquisitions, as well as purchases of property, equipment, and intangible assets and investment in website development and internal-use software. Our purchases of property, equipment, and intangible assets have increased in recent years as we scale our fulfillment capabilities to supply the increasing demand for our offerings.

Net cash used in investing activities for the three months ended March 31, 2026 was $15.4 million, which was due to $137.9 million for the acquisition of businesses, net of cash acquired, related to the YourBio acquisition, $29.8 million in purchases of property, equipment, and intangible assets, $11.2 million in purchases of equity securities, and investments of $6.5 million in website development and internal-use software. This outflow was partially offset by net investment cash inflows of $170.0 million

Net cash used in investing activities for the three months ended March 31, 2025 was $32.8 million, which was primarily due to $55.3 million in purchases of property, equipment, and intangible assets, including the cash payments made in connection with the C S Bio Co. asset acquisition, $5.1 million for the acquisition of a business, net of cash acquired, and investments of $3.7 million in website development and internal-use software. This cash outflow was partially offset by $31.3 million in maturities of investments.

Cash flows from financing activities

Net cash used in financing activities for the three months ended March 31, 2026 was $77.9 million, which was primarily due to payments for acquisition-related earn-out consideration of $43.7 million and payments for taxes related to net share settlement of equity awards of $39.2 million. This cash outflow was partially offset by proceeds from exercise of vested stock options of $5.0 million.

Net cash used in financing activities for the three months ended March 31, 2025 was $23.0 million, which was primarily due to payments for taxes related to net share settlement of equity awards of $25.7 million and payments for debt issuance costs of $1.2 million. This cash outflow was partially offset by proceeds from the exercise of stock options of $3.9 million.

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases (including one executed but not yet commenced as of period end), earn-out payables, the fair value of earn-out liabilities and other contingent consideration related to acquisitions, and non-cancelable purchase obligations with remaining terms in excess of one year primarily related to cloud-based software contracts used in operations and minimum commitments for inventory purchases. Total contractual obligations and commitments as of March 31, 2026 were $381.2 million, of which $76.0 million was payable within 12 months.

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

For a discussion of our critical accounting estimates, please refer to Item 7 under Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes to our critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relate primarily to our cash and cash equivalents and available-for-sale investments.

We had cash and cash equivalents, short-term available-for-sale investments, and long-term available-for-sale investments totaling $750.9 million and $928.8 million, as of March 31, 2026 and December 31, 2025, respectively, which were held for working capital, capital expenditure, and general corporate purposes. As of March 31, 2026, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term available-for-sale investments are comprised of government and government agency securities and corporate bonds. Our available-for-sale investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes and we do not believe there is associated material exposure to interest rate risk.

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

Foreign Currency Risk

A substantial majority of our operations are in the United States for the three months ended March 31, 2026 and 2025, and we also have operations in the United Kingdom, the European Union, and Canada. Accordingly, we believe we do not have a material exposure to foreign currency risk. We expect to continue to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of March 31, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
In addition to the legal matters described in Note 14 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q, we are, from time to time, a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on our business, financial position, results of operations, or cash flows.

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
•We may not be able to maintain our profitability in any given period.
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

We anticipate that we will continue to significantly expand our operations in the near-to-medium term. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational, and financial infrastructure. Our success will depend in part on our ability to continue to manage this growth effectively and execute our business plan. There can be no assurance that these efforts will be successful or that we will not encounter operational difficulties that may have a negative impact on growth and profitability. To manage the expected growth of our operations, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures, and we will need to ensure that we maintain high levels of customer support. Failure to effectively manage growth and execute our business plan could result in difficulty or delays in increasing the size of our customer base, declines in quality of customer support or customer satisfaction, increases in costs, difficulties in introducing new products or services, or other operational difficulties, and any of these difficulties could adversely affect our business performance and results of operations.

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

The regulatory landscape applicable to compounded GLP-1s continues to rapidly evolve, which could result in penalties, changes to our business practices or other adverse consequences. We began offering certain compounded GLP-1 offerings in May 2024 as part of our U.S. weight loss offering. We currently only use 503A compounding pharmacies for the fulfillment and dispensing of compounded GLP-1 products. In February 2026, the FDA issued a statement indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. We were directly named in the FDA Statement. Also in February 2026, the General Counsel of HHS issued a statement on X indicating that HHS had referred us to the DOJ for investigation for potential violations of the Federal Food, Drug, and Cosmetic Act and applicable Title 18 provisions. At this time, it is unclear what actions the FDA, HHS, or DOJ may take; however, any such actions could require significant resources to address and may result in reputational harm, operational disruptions, or increased costs.

In March 2026, we announced a strategic shift for our U.S. weight loss offering. As a result, we evolved our United States weight loss offering to match our global approach towards providing access to branded GLP-1 medications, and offering access to compounded GLP-1 products through the platform on a limited scale. In addition, we launched a membership program for our weight loss offerings. In connection with the strategic shift and membership program, we face risks related to customer acquisition, pricing, and retention. Customers who previously accessed compounded alternatives may be unwilling or unable to transition to branded therapies, which could adversely affect demand, conversion rates, and revenue. In addition, our margins may be impacted by the cost of procuring branded medications and limitations on our ability to pass through price increases. We may also experience operational and financial variability during this transition, including changes in customer behavior, increased churn, or reduced engagement. Further, our reliance on third-party manufacturers and supply chains for branded GLP-1 products exposes us to potential supply disruptions, pricing changes, and contractual limitations outside of our control.

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

In order to attract new customers and make available information about our offerings to existing customers to purchase our offerings, we use social media, emails, text messages, influencers, television commercials, and other marketing strategies to reach potential and existing customers. Foreign, federal and state laws and regulations governing the privacy and security of personal information, including healthcare data, are evolving rapidly and could impact our ability to identify and market to potential and existing customers. Similarly, certain foreign, federal and state laws regulate, and in some cases limit, the use of discounts, promotions, and other marketing strategies in the healthcare industry. If foreign, federal, state, or local laws or regulations governing our marketing activities become more restrictive or are interpreted by governmental authorities to prohibit or limit these activities, our ability to attract new customers and retain customers would be affected and our business could be materially harmed. In addition, any failure, or perceived failure, by us or other telehealth companies to comply with any foreign, federal, state, or local laws or regulations governing our marketing activities could adversely affect the perception of our industry, our reputation, brand, and business. We have received, and may in the future face, claims alleging violations of foreign, federal, state or local laws related to tracking technologies. While we do not expect any such claims of violations to have a material impact on our business, financial condition, or results of operations, any claims, proceedings, or actions against us by governmental entities, consumers, suppliers, competitors, or others, or other liabilities, may require us to change our operations and/or cease using certain marketing strategies.

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

Promoting prescription medicines via influencers is strictly prohibited in the United Kingdom, the European Union, and Canada. Regulators have increased scrutiny of social media posts, sponsored content, and discount codes that illegally advertise prescription medicines to the public, particularly for high-profile prescription medicines such as weight loss treatments. Influencer endorsements for prescription medicines constitute a breach of advertising law and can lead to investigations, compliance notices, and enforcement actions. While over-the-counter (OTC) medicines and medical devices may be promoted using influencers, this is only permitted under strict advertising and disclosure rules. The promotion of prescription medicines is restricted to communications directed at healthcare professionals, not the general public. Any failure to comply with applicable advertising, promotion, or disclosure laws in these jurisdictions could subject us to regulatory investigations, fines, reputational harm, and restrictions on our marketing activities.

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

Completion of the planned acquisition of Eucalyptus (the “Proposed Acquisition”) is subject to the satisfaction or waiver of customary and other closing conditions, including regulatory approvals. While we anticipate that such approvals will be received and conditions satisfied by mid-year 2026, no assurances can be given, and the failure to satisfy all of the required conditions could delay the closing of the Proposed Acquisition for a significant period of time or at all. Any delay in completing the Proposed Acquisition could cause us not to realize some or all of the benefits of the Proposed Acquisition, or to realize them on a different timeline than expected. There can be no assurance that the closing conditions will be satisfied or (to the extent permitted) waived or that the Proposed Acquisition will be completed.

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

We are obligated to pay up to $1.15 billion of consideration, subject to certain adjustments, in connection with the Proposed Acquisition, which consists of upfront payments payable at closing, deferred payments payable through the eighteen-month anniversary of closing, and potential earn-out consideration payable through early 2029. In addition to funding the Proposed Acquisition with cash on hand, including cash from future operations, we may choose to obtain additional financing by accessing the capital markets, which may include the issuance of equity or convertible debt securities. We also have the ability, at our option, to satisfy a significant majority of our deferred and earn-out consideration obligations in equity issuances to certain Eucalyptus equityholders, rather than cash payments. If our operating results are lower than expected or significant market disruptions occur, our cash on hand and available liquidity under our Revolving Credit and Guaranty Agreement may be insufficient to fund the consideration in cash, or may limit our ability to issue debt or equity securities. In that case, we may choose to issue equity to certain Eucalyptus equityholders to satisfy some of our payment obligations, which would be dilutive to our existing shareholders. See the risk factors titled “Risks Related to Our Business—Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed” and “Risks Related to Our Business—We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.”

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

In the United States, our compounding activities are subject to FDA and state oversight, and we may face regulatory, compliance, or enforcement risks in connection with our compounded offerings. For instance, compounding pharmacies and 503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. In December 2025, our Outsourcing Facility received a warning letter noting the failure to submit an adverse event report and a deficiency with the Outsourcing Facility’s procedures for reporting adverse events in violation of Section 503B of the FDCA, to which we timely responded. While we do not expect this inquiry will have a material impact on our business or operations, there can be no assurance that the FDA will be satisfied with the adequacy of our responses.

In particular, the regulatory landscape applicable to compounded GLP-1s continues to rapidly evolve, which could result in penalties, changes to our business practices or other adverse consequences. We began offering certain compounded GLP-1 offerings in May 2024 as part of our U.S. weight loss offering. We currently only use 503A compounding pharmacies for the fulfillment and dispensing of compounded GLP-1 products. In February 2026, the FDA issued a statement indicating that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs. We were directly named in the FDA Statement. Also in February 2026, the General Counsel of HHS issued a statement on X indicating that HHS had referred us to the DOJ for investigation for potential violations of the Federal Food, Drug, and Cosmetic Act and applicable Title 18 provisions. At this time, it is unclear what actions the FDA, HHS, or DOJ may take; however, any such actions could require significant resources to address and may result in reputational harm, operational disruptions, or increased costs.

In March 2026, we announced a strategic shift for our U.S. weight loss offering. As a result, we evolved our United States weight loss offering to match our global approach towards providing access to branded GLP-1 medications, and offering access to compounded GLP-1 products through the platform on a limited scale. In addition, we launched a membership program for our weight loss offerings. In connection with the strategic shift and membership program, we face risks related to customer acquisition, pricing, and retention. Customers who previously accessed compounded alternatives may be unwilling or unable to transition to branded therapies, which could adversely affect demand, conversion rates, and revenue. In addition, our margins may be impacted by the cost of procuring branded medications and limitations on our ability to pass through price increases. We may also experience operational and financial variability during this transition, including changes in customer behavior, increased churn, or reduced engagement. Further, our reliance on third-party manufacturers and supply chains for branded GLP-1 products exposes us to potential supply disruptions, pricing changes, and contractual limitations outside of our control. Governmental inquiries or actions or litigation brought against us, a Partner Pharmacy, Pharmacy or other Facility, or Manufacturing Supplier relating to our compounding activities, including with respect to GLP-1 products, whether or not such inquiry, action or litigation ultimately results in penalties, changes to our business practices or other consequences, could have an adverse effect on our brand, reputation and business.

Many of the compounded drugs available through our Platform are produced by our Pharmacies, and the promotion and advertising of these compounded drugs is subject to FDA regulation. In particular, we rely on, or have relied on, exemptions from FDA’s premarket approval and certain labeling requirements to market our compounded products, which requires or has required us to comply with the conditions in the exemptions set forth in Sections 503A and 503B of the FDCA. In addition, FDA will object to any promotional activity that is false or misleading, including the failure to disclose material facts. For example, FDA will expect adequate substantiation for an efficacy claim and some information related to the product’s risks. Failure by us or any third-party collaborators (including social media influencers) we contract with to comply with these requirements may result in enforcement by the FDA, such as warning letters requiring that remedial measures be taken, or state authorities. This could result in adverse publicity and may affect our ability to promote or sell our products, which could have material adverse impacts on our business. In addition, FDA findings of misleading promotional statements and practices can lead to private litigation under federal and state consumer protection and unfair trade practices laws, such as the Lanham Act or similar state laws.

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

In addition, as a result of international acquisitions and expansion, we currently have operations in the United States, the United Kingdom, Canada, and the European Union (in Germany, the Republic of Ireland, France, and Spain). In addition, in February 2026, we entered into a definitive agreement for the Proposed Acquisition of Eucalyptus, an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. The Proposed Acquisition is subject to customary closing conditions and is expected to close in mid-2026. The foregoing jurisdictions impose varying legal and regulatory requirements relating to, among other things, the provision of telehealth services and pharmacy services, the advertising of prescription products, compounding, and data protection. Failure to appropriately manage compliance across these jurisdictions could result in consequences such as enforcement actions, reputational harm, or limitations on our ability to operate or expand in these markets, which could adversely affect our business, financial conditions or results of operations.

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

Further, we previously sourced certain compounded GLP-1 products that we provided access to on our platform from 503B outsourcing facilities, which was permitted based on a previous shortage with respect to FDA-approved injectable semaglutide. A 503B outsourcing facility must meet certain conditions under Section 503B of the FDCA that are in some cases more stringent than under Section 503A of the FDCA. Following resolution of the shortage, we currently only use 503A compounding pharmacies for the fulfillment and dispensing of compounded GLP-1 products. In March 2026, we announced a strategic shift for our U.S. weight loss offering. As a result, we evolved our United States weight loss offering to match our global approach towards providing access to branded GLP-1 medications, and offering access to compounded GLP-1 products through the platform on a limited scale. Although we believe our products meet the applicable requirements of the FDCA, additional changes to the regulatory requirements for compounding GLP-1 products may adversely impact our financial conditions and business operations, and we cannot predict such changes.

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

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Like other companies, we are subject to cybersecurity threats and cybersecurity incidents from time to time. For example, in early February 2026, we identified a cybersecurity incident (the “Incident”) in which an unauthorized third party gained access to certain of our systems by means of a social engineering attack on two employees. In response to the Incident, we promptly initiated our cybersecurity response plans and took steps to assess, contain, and remediate the unauthorized activity, including isolating the affected systems, launching an investigation with the assistance of external cybersecurity advisors, and coordinating with law enforcement. We have substantially completed the required regulatory and individual notifications.

However, if we are unable to prevent other such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and could suffer a loss of customers or Providers or a decrease in the use of our platform, and we may suffer loss of reputation, adverse impacts on customer, Provider, and partner confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.

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

From time to time, we are subject to legal proceedings in the ordinary course of business and have faced allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, investor protection, telehealth, pharmaceuticals, intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights, as well as other areas of law related to our business. Lawsuits, regulatory inquiries, audits, investigations and other legal proceedings can be expensive and disruptive to normal business operations. A portion of the technologies we use incorporates open-source software, and we may face claims claiming ownership of open-source software or patents related to that software, rights to our intellectual property, or breach of open-source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open-source license. We have faced and in the future may face allegations, regulatory inquiries, or litigation related to our acquisitions, securities issuances, or business practices, including public disclosures about our business. We offer access to compounded pharmaceutical products that are in some cases compounded, fulfilled, and distributed through the Pharmacies, and we, as well as the Pharmacies, Affiliated Medical Groups, and Providers, have faced and in the future may face allegations, litigation, and regulatory investigations under foreign, federal or state laws related to the marketing, fulfillment, distribution, and/or sale of these products. Litigation and regulatory proceedings, and particularly the healthcare, pharmaceutical-related, consumer protection, data privacy and/or class action matters including securities class action and derivative lawsuits and regulatory inquiries that we have faced or we could face, may be protracted and expensive, and the results are difficult to predict. For example, in October 2023, the FTC issued to us a Civil Investigative Demand requesting information as part of a non-public investigation. In April 2026, the FTC communicated to us its findings with respect to its investigation. We and the FTC are engaged in active settlement negotiations. While discussions with the FTC are ongoing, the ultimate outcome of this investigation, including any settlement amount, remains uncertain and may differ materially from the amount accrued. Any resolution of this matter, whether by settlement or following litigation, could result in monetary relief, civil penalties, injunctive remedies, and ongoing compliance obligations that may adversely affect our marketing, subscription enrollment, cancellation, and data-handling practices. Additionally, in February 2026, we received a letter from the staff of the Securities and Exchange Commission, Division of Enforcement, notifying us that it had opened an investigation and requesting that we preserve certain documents and information concerning our public statements and disclosures regarding compounded semaglutide and related business relationships (the “SEC Investigation”). We are cooperating with the SEC Investigation but are unable to predict when or how this matter will be concluded, including any financial impact.

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

Risks Related to Our Results of Operations and Additional Capital Requirements

We may not be able to maintain our profitability in any given period.

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2025, we had net income of $128.4 million, and Adjusted EBITDA of $318.0 million, compared to net income of $126.0 million and Adjusted EBITDA of $176.9 million for the year ended December 31, 2024. There can be no assurance that we will be able to maintain our profitability in future fiscal periods. For example, for the three months ended March 31, 2026, we had net loss of $92.1 million. We have incurred more losses than profits since our inception, and have an accumulated deficit of $113.8 million as of December 31, 2025. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability as we expect to continue to invest significant additional funds towards growing our platform, including through acquisitions, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring certain employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of equity and convertible debt instruments, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the years ended December 31, 2025, 2024, and 2023, we may not generate positive cash flows from operations, or maintain profitability in any given period.

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

To date, the significant majority of our revenue in the United States has been, and we expect it to continue to be, derived from customers who purchase subscription-based prescription products and services through our platform. In our subscription arrangements, customers select a cadence at which they wish to receive product shipments and services. Any material decline in the use of such offerings could have a pronounced impact on our future revenue and results of operations, particularly if we are unable to expand our offerings overall. The introduction of competing offerings with lower prices for consumers, fluctuations in prescription prices, changes in consumer purchasing habits, including an increase in the use of mail-order prescriptions, changes in the regulatory landscape, and other factors could result in changes to our contracts or a decline in our subscription revenue, which may have an adverse effect on our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2026, we issued 146,402 shares of Class A common stock to settle the indemnification holdback related to the C S Bio Co. asset acquisition. No additional consideration was paid for these shares. We issued the foregoing securities in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof.

There were no repurchases of our Class A common stock under the authorized 2025 Share Repurchase Program during the three months ended March 31, 2026.

Item 5. Other Information

(a)    Amendment to Revolving Credit and Guaranty Agreement.

On May 7, 2026, we entered into an amendment to our Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent. The amendment modifies the definition of the numerator used in the calculation of total leverage ratio in the Revolving Credit and Guaranty Agreement by expanding the definition of “cash equivalents” to include investments made in accordance with the investment policy adopted by our Board of Directors. The total leverage ratio that we are required to maintain did not change The foregoing summary is qualified by reference to the complete text of the amendment, which is attached as an exhibit to this Quarterly Report on Form 10-Q and incorporated by reference herein.

(c)    Insider trading arrangements.

During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment No. 2, dated as of May 7, 2026, by and among Hims & Hers Health, Inc. and JPMorgan Chase Bank, N.A., as administrative agent, to that certain Credit Agreement dated as of February 18, 2025.*

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - The cover page from this Quarterly Report on Form 10-Q is formatted in iXBRL

*	Filed herewith
**	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
May 11, 2026

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)