Form 10-Q
period 2026-06-30
Hims & Hers Health, Inc.
filed 2026-08-10
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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
Yes ☐ No ☒

As of August 7, 2026, 224,935,790 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$609,811	$228,616
Short-term available-for-sale investments	231,237	348,876
Receivables, net	375,291	32,149
Inventory	87,781	80,128
Prepaid expenses and other current assets	80,493	77,869
Total current assets	1,384,613	767,638
Long-term available-for-sale investments	—	351,263
Goodwill	1,101,720	278,325
Property, equipment, and software, net	364,215	311,930
Intangible assets, net	422,809	196,116
Operating lease right-of-use assets	165,565	137,046
Deferred tax assets, net	111,578	82,707
Other long-term assets	78,314	29,680
Total assets	$3,628,814	$2,154,705
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$501,297	$143,278
Accrued liabilities	210,255	77,039
Deferred revenue	141,384	127,160
Deferred acquisition payable	537,381	1,479
Earn-out consideration	81,364	50,632
Operating lease liabilities	11,551	4,843
Total current liabilities	1,483,232	404,431
Convertible senior notes, net	1,365,299	972,580
Operating lease liabilities	169,389	143,167
Deferred acquisition payable	165,624	5,484
Earn-out consideration	81,600	53,009
Deferred tax liabilities, net	30,934	28,856
Other long-term liabilities	8,664	6,250
Total liabilities	3,304,742	1,613,777
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 224,920,310 and 218,867,898 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of June 30, 2026 and December 31, 2025	23	23
Additional paid-in capital	662,263	652,383
Accumulated other comprehensive (loss) income	(46,037)	2,294
Accumulated deficit	(292,177)	(113,772)
Total stockholders' equity	324,072	540,928
Total liabilities and stockholders' equity	$3,628,814	$2,154,705
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive (Loss) Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$753,214	$544,833	$1,361,318	$1,130,843
Cost of revenue	272,411	128,637	483,728	283,958
Gross profit	480,803	416,196	877,590	846,885
Operating expenses:
Marketing	262,236	217,862	484,239	449,097
Operations and support	95,481	66,490	191,984	129,523
Technology and development	54,901	37,848	101,837	67,762
General and administrative	165,377	67,273	275,045	115,883
Total operating expenses	577,995	389,473	1,053,105	762,265
(Loss) income from operations	(97,192)	26,723	(175,515)	84,620
Other income (expense):
Change in fair value of equity securities	4,737	—	(4,945)	—
Change in fair value of liabilities	(4,223)	—	(21,869)	—
Other income, net	4,045	6,130	8,145	8,728
Total other income (expense), net	4,559	6,130	(18,669)	8,728
(Loss) income before income taxes	(92,633)	32,853	(194,184)	93,348
Benefit from (provision for) income taxes	6,343	9,652	15,779	(1,358)
Net (loss) income	(86,290)	42,505	(178,405)	91,990
Other comprehensive (loss) income	(41,632)	986	(48,331)	1,146
Total comprehensive (loss) income	$(127,922)	$43,491	$(226,736)	$93,136
Net (loss) income per share attributable to common stockholders, Class A and Class V:
Basic	$(0.37)	$0.19	$(0.78)	$0.41
Diluted	$(0.37)	$0.17	$(0.78)	$0.37
Weighted average shares outstanding, Class A and Class V:
Basic	231,746,126	224,373,375	230,061,076	223,187,936
Diluted	231,746,126	256,779,292	230,061,076	251,894,929
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	227,245,521	$23	$652,383	$2,294	$(113,772)	$540,928
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	2,226,629	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(39,206)	—	—	(39,206)
Exercise of vested stock options	1,085,188	—	5,008	—	—	5,008
Common stock issued for asset acquisition indemnification holdback	146,402	—	—	—	—	—
Stock-based compensation	—	—	38,251	—	—	38,251
Other comprehensive loss	—	—	—	(6,699)	—	(6,699)
Net loss	—	—	—	—	(92,115)	(92,115)
Balance as of March 31, 2026	230,703,740	23	656,436	(4,405)	(205,887)	446,167
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,153,444	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(23,118)	—	—	(23,118)
Exercise of vested stock options	1,227,255	—	8,022	—	—	8,022
Issuance of common stock under employee stock purchase plan	213,494	—	3,846	—	—	3,846
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(27,308)	—	—	(27,308)
Stock-based compensation	—	—	44,385	—	—	44,385
Other comprehensive loss	—	—	—	(41,632)	—	(41,632)
Net loss	—	—	—	—	(86,290)	(86,290)
Balance as of June 30, 2026	233,297,933	$23	$662,263	$(46,037)	$(292,177)	$324,072

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,179,653	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(25,711)	—	—	(25,711)
Exercise of vested stock options	1,274,229	—	3,928	—	—	3,928
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Stock-based compensation	—	—	25,543	—	—	25,543
Other comprehensive income	—	—	—	160	—	160
Net income	—	—	—	—	49,485	49,485
Balance as of March 31, 2025	223,583,897	22	742,055	(164)	(192,652)	549,261
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,183,553	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(36,764)	—	—	(36,764)
Exercise of vested stock options	739,789	1	2,568	—	—	2,569
Issuance of common stock under employee stock purchase plan	251,818	—	2,970	—	—	2,970
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(35,520)	—	—	(35,520)
Stock-based compensation	—	—	36,689	—	—	36,689
Other comprehensive income	—	—	—	986	—	986
Net income	—	—	—	—	42,505	42,505
Balance as of June 30, 2025	225,759,057	$23	$711,998	$822	$(150,147)	$562,696
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net (loss) income	$(178,405)	$91,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,430	18,741
Stock-based compensation	78,978	60,584
Change in fair value of equity securities	4,945	—
Change in fair value of liabilities	21,869	—
Net accretion on securities	(338)	(1,060)
Benefit from deferred taxes	(23,338)	(10,346)
Impairment of long-lived assets	1,148	—
Amortization of debt discount and issuance costs	3,656	1,047
Non-cash operating lease cost	9,482	4,594
Non-cash acquisition-related costs	21,311	2,985
Non-cash restructuring and other related charges included within cost of revenue	28,462	—
Non-cash other	2,511	(1,315)
Changes in operating assets and liabilities:
Receivables, net	(328,987)	(654)
Inventory	(14,255)	(77,373)
Prepaid expenses and other current assets	80	(37,427)
Other long-term assets	(30,553)	(10)
Accounts payable	323,795	5,146
Accrued liabilities	89,526	11,737
Deferred revenue	2,960	23,132
Earn-out consideration	(7,058)	—
Deferred acquisition payable	472	—
Operating lease liabilities	(4,894)	(1,798)
Other long-term liabilities	620	—
Net cash provided by operating activities	53,417	89,973
Investing activities
Maturities of available-for-sale investments	116,232	60,569
Proceeds from sales of available-for-sale investments	350,762	—
Purchases of property, equipment, and intangible assets	(55,770)	(101,392)
Investment in website development and internal-use software	(12,808)	(7,961)
Acquisition of businesses, net of cash acquired	(318,108)	(5,100)
Purchases of equity securities	(11,217)	—
Net cash provided by (used in) investing activities	69,091	(53,884)
Financing activities
Proceeds from issuance of convertible senior notes, net of debt discount	390,425	970,000
Purchases of capped calls related to convertible senior notes	(36,748)	(47,800)
Proceeds from exercise of vested stock options	13,030	6,497
Payments for taxes related to net share settlement of equity awards	(62,324)	(62,475)
Proceeds from employee stock purchase plan	3,846	2,970
Payments for acquisition-related earn-out consideration	(43,682)	—
Payments for debt issuance costs	(671)	(3,041)
Net cash provided by financing activities	263,876	866,151
Foreign currency effect on cash and cash equivalents	(5,189)	1,270
Increase in cash, cash equivalents, and restricted cash	381,195	903,510
Cash, cash equivalents, and restricted cash at beginning of period	228,616	221,440
Cash, cash equivalents, and restricted cash at end of period	$609,811	$1,124,950
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$609,811	$1,124,582
Restricted cash	—	368
Total cash, cash equivalents, and restricted cash	$609,811	$1,124,950
Supplemental disclosures of cash flow information
Cash (received) paid for taxes, net of refunds	$(2,663)	$23,047
Cash paid for interest	1,735	—
Non-cash investing and financing activities
Purchases of property, equipment, and intangible assets included in accounts payable and accrued liabilities	$16,666	$16,954
Right-of-use asset obtained in exchange for lease liability	25,681	63,434
Contingent and deferred consideration and liabilities assumed in connection with acquisition of businesses	886,287	—
Deferred debt issuance costs included in accounts payable and accrued liabilities	—	249
Issuance of common stock in connection with asset acquisition	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	6,380

See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization

Hims & Hers Health, Inc. (the “Company” or “Hims & Hers”), incorporated in Delaware, is a consumer-first platform transforming the way customers fulfill their health and wellness needs. The Company’s mission is to help the world feel great through the power of better health. The Company has operations in the United States, the United Kingdom, Canada, the European Union (in Germany, the Republic of Ireland, France, and Spain), Australia, and Japan. The Hims & Hers platforms (collectively, the Company’s “platform”) include access to a highly-qualified and technologically-capable provider network, a clinically-focused electronic medical records system, digital prescriptions, cloud-enabled pharmacy fulfillment, and personalization capabilities. The Company’s digital platform enables access to treatments for a broad range of conditions, including primarily those related to sexual health, hair loss, hormone health, weight loss, dermatology, and mental health, as well as services such as comprehensive laboratory testing. Hims & Hers connects patients to licensed healthcare professionals who can prescribe medications when appropriate. Prescriptions are fulfilled online through licensed pharmacies, making accessing treatments simple, affordable, and straightforward. Through the Hims & Hers mobile applications, consumers can access a range of educational programs, wellness content, community support, and other services that promote lifelong health and wellness.

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

The condensed consolidated financial statements as of June 30, 2026 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”).

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

Segment Reporting

The Company is managed as a single operating segment on a consolidated basis, inclusive of acquisitions. The Company determines its operating segments based on how the chief operating decision maker (“CODM”) makes decisions regarding the allocation of resources and operational strategy, assesses performance, and manages the organization at a consolidated level. The Chief Executive Officer (“CEO”) is the CODM. The products and services from which this segment derives its revenues are described below in the discussion of revenue recognition.

Receivables, net

Receivables, net primarily consists of manufacturer’s discount and rebate receivables related to the Company’s vendor supply agreements, as well as Platform Partner trade receivables, wholesale trade receivables, income tax refund receivables, and other receivables, net. Manufacturer’s discount and rebate receivables are recorded based on the contract terms of the associated vendor supply agreements, are primarily related to the volume of inventory shipped, and totaled $347.4 million as of June 30, 2026, with an immaterial balance as of December 31, 2025. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts, if any, is the Company's best estimate of the amount of expected credit losses on its accounts receivable. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were immaterial write-offs of balances within receivables, net for the three and six months ended June 30, 2026 and no write-offs of any balances within receivables, net for the three and six months ended June 30, 2025. As of June 30, 2026 and December 31, 2025, the Company had no material allowances for doubtful accounts.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill balances denominated in non-U.S. dollar currencies are translated into U.S. dollars each reporting period using period-end exchange rates. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $859.8 million was acquired in relation to business combinations during the six months ended June 30, 2026. No goodwill impairment was recorded for the three and six months ended June 30, 2026 and 2025.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of an asset group to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. The Company recognized $1.1 million of impairment charges on long-lived assets during the three and six months ended June 30, 2026 in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. No impairment of long-lived assets was recorded for the three and six months ended June 30, 2025. As a result of recent acquisitions, the Company consisted of four asset groups as of June 30, 2026.

Convertible Notes

The Company has issued the 2030 Convertible Notes and the 2032 Convertible Notes (each as defined in Note 13 – Debt and collectively referred to as the “Convertible Notes”) which are recorded at their carrying values on the unaudited condensed consolidated balance sheets. The Convertible Notes will be classified as long-term liabilities until they are scheduled to mature within one year of the balance sheet date or become repayable within one year of the balance sheet date. Amortization of debt discount and issuance costs, along with contractual interest expense, if any, is recorded over the term of the Convertible Notes using the effective interest method. The Company evaluates conversion features to determine if they are required to be accounted for separately as embedded derivatives. The Convertible Notes are considered participating securities for purposes of calculating diluted net (loss) income per share. The dilutive effect is calculated under the if-converted method whereby the numerator is adjusted to add back the amortization of debt discount and issuance costs and the denominator is adjusted to add the gross number of Class A common stock shares issuable upon conversion as if converted at the beginning of the period (or at the time of issuance, if later).

Capped Calls

The Company has entered into the 2030 Capped Calls and the 2032 Capped Calls (each as defined in Note 13 – Debt and collectively referred to as the “Capped Calls”) in connection with the issuances of the Convertible Notes. The Capped Calls meet certain accounting criteria to be classified as equity, and premiums paid for the Capped Calls are recorded as a reduction to additional paid-in capital within stockholders’ equity, net of the deferred tax impact. The Capped Calls are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. The Capped Calls are expected to reduce the potential dilution to the Company’s Class A common stock upon conversion of the Convertible Notes. As such, their effect on diluted net (loss) income per share would be anti-dilutive and they are excluded from the calculation.

Revenue Recognition

The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In certain contracts that contain prescription products prescribed as the result of a consultation, revenue also includes medical consultation services and post-consultation service, if applicable. For weight-loss membership arrangements, revenue includes membership-based services, including access to the Company’s telehealth programs and prescription products. Additionally, in the United States, the Company offers a range of health and wellness products through wholesale partners, with such revenue not considered significant.

The following table presents revenues disaggregated by geography, based on the jurisdiction in which the Company’s consolidated legal entities operate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States Revenue	$621,830	$537,286	$1,151,739	$1,115,978
Rest of the World Revenue	131,384	7,547	209,579	14,865
Total revenue	$753,214	$544,833	$1,361,318	$1,130,843

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

The Company’s contracts primarily include the following performance obligations: access to (i) products, as well as related material rights, as applicable, (ii) services, primarily consisting of medical consultation services, membership-based access, post-consultation service support, and delivery of laboratory testing results, as applicable. The Company’s contracts that do not contain prescription products primarily have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer. In contracts that contain services, revenue is recognized by the provision of consultation services to the customer, over time on a stand-ready basis for membership-based access, or upon delivery of testing results to the customer for laboratory services. The Company satisfies its performance obligation for products at a point in time, which is primarily upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for consultation services typically within one day and for membership-based access and post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price is based on the prices at which the Company separately sells the products and services, as well as market and cost plus estimates.

To fulfill its promise to customers in the United States for certain contracts that include professional medical consultations, the Company maintains relationships with various “Affiliated Medical Groups,” which are professional corporations or other professional entities owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. Refer to Note 11 – Variable Interest Entities. The Company also maintains relationships with certain directly contracted Providers outside of the United States. The Company accounts for the Affiliated Medical Groups service revenue, as well as for service revenue generated from directly contracted Providers, as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company determines which Affiliated Medical Group and Provider provides the consultation to the customer; (ii) the Company is primarily responsible for the satisfactory fulfillment and acceptability of the services; (iii) the Company incurs costs for consultation services even for visits that do not result in a prescription and the sale of products; and (iv) the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

Additionally, with the exception of Platform Partner arrangements (defined below), to fulfill its promise to customers for contracts that include sale of prescription products, the Company utilizes (i) certain third-party pharmacies (“Partner Pharmacies” or individually, a “Partner Pharmacy”) and (ii) wholly-owned pharmacies. The pharmacies, as licensed, fill prescription orders for customers who have received a prescription from a prescribing Provider through the Company’s websites and mobile applications. The Company accounts for prescription product revenue from Partner Pharmacies as a principal in the arrangement with its customers. This conclusion is reached because (i) the Company has sole discretion in determining which pharmacy fills a customer’s prescription; (ii) the pharmacies fill the prescription based on fulfillment instructions provided by the Company, including using the Company’s branded packaging, as applicable; (iii) the Company is primarily responsible to the customer for the satisfactory fulfillment and acceptability of the order; (iv) the Company is responsible for refunds of the prescription medication after transfer of control to the customer; and (v) if permitted by law and/or contract terms, the Company, in its sole discretion, sets all listed prices charged on its websites and mobile applications for products and services.

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

For sales through the Company’s websites and mobile applications, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, bimonthly, quarterly, or semi-annually. For service revenue, payment is collected either at the time the service is performed or, for Platform Partner arrangements, weight-loss membership arrangements, and laboratory testing arrangements, in accordance with contractual terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the unaudited condensed consolidated balance sheets since the associated revenue will be recognized within the following year. As of June 30, 2026 and December 31, 2025, total deferred revenue was $141.4 million and $127.2 million, respectively. The increase of $14.2 million was primarily driven by the Company’s weight loss offerings.

Restructuring and Other Related Charges

In March 2026, the Company announced a strategic shift for its United States weight loss offering ("2026 US WL Announcement"). As a result, the Company evolved its United States weight loss offering to match the Company's global approach towards providing access to branded glucagon-like peptide-1 receptor agonist (“GLP-1”) medications, and offering access to compounded GLP-1 medications through the platform on a limited scale. For the three and six months ended June 30, 2026, the Company recorded $4.6 million and $38.1 million, respectively, in non-recurring restructuring and other related charges on the unaudited condensed consolidated statements of operations and comprehensive (loss) income in connection with the 2026 US WL Announcement. For the three months ended June 30, 2026, all $4.6 million is presented within operating expenses. For the six months ended June 30, 2026, $28.5 million and $9.6 million are presented within cost of revenue and operating expenses, respectively.

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

3. Acquisitions

Eucalyptus

In June 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (which is now H&H Australia Intermediate Holdings Pty Ltd ACN 694 778 375), an Australian proprietary company and wholly-owned subsidiary of the Company, acquired all of the outstanding equity of EUC Management Pty Ltd ACN 631 013 860 and its subsidiaries (“Eucalyptus”), a digital health and wellness platform headquartered in Australia, with operations in Australia, the United Kingdom, Germany, Ireland, Canada, and Japan. The Company acquired Eucalyptus to expand its global operations into Australia and Japan and deepen its presence in the United Kingdom, Germany, Ireland, and Canada. The purchase price for accounting purposes was $968.5 million, including cash paid upfront of $225.0 million, deferred payments totaling $683.9 million payable in six quarterly installments through the 18-month anniversary of the closing, and contingent consideration with an acquisition date fair value of $59.6 million. The contingent consideration relates to a potential aggregate earn-out payment of up to $96.6 million, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2026, 2027, and 2028 fiscal years. The Company has the option, at its sole discretion, to settle a significant majority of the deferred consideration and earn-out payments in shares of Class A common stock, subject to a cap on the aggregate number of shares issuable equal to 19.9% of the Company’s issued and outstanding Class A common stock, together with any securities issued or issuable in a financing by the Company in connection with the acquisition. No shares of the Company's Class A common stock were issued at closing of the acquisition of Eucalyptus.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values in Australian dollars on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the second quarter of 2027. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed based on the exchange rate on the closing date (in thousands):

Trade name	$93,796
Developed technology	56,564
Customer relationships	35,084
Goodwill	790,333
Other net liabilities	(7,238)
Net assets acquired	$968,539

The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement. The fair values of trade name and developed technology were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. The fair value of customer relationships was determined using the multi-period excess earnings method, which involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets including revenue and cash flow forecasts, customer churn rate, technology life, royalty rate, and discount rate.

The excess of the consideration paid over the fair value of net assets acquired is recorded as goodwill. The acquired goodwill of $790.3 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations, expansion of market presence, and the extension of existing customer and supply chain relationships as well as utilization of developed technology. The Company is currently planning to make a Section 338(g) election with respect to the acquisition of Eucalyptus. As a result, goodwill recognized in connection with the acquisition is expected to be deductible for U.S. income tax purposes, though it is not deductible at the statutory level. The amount of goodwill that will be deductible is not yet determinable as the Company is in the process of finalizing the tax purchase price allocation.

Certain payments to selling shareholders who are also continuing employees of Eucalyptus are accounted for as post-combination compensation expense as the payments are linked to continued service. These payments primarily relate to (i) the acceleration of unvested equity options held by continuing employee shareholders at closing, (ii) the service-based portion of cash payments to continuing employee shareholders, contingent on continued service through the original equity vesting schedules, and (iii) earn-out payments to continuing employee shareholders contingent on both continued service and the achievement of revenue and adjusted EBITDA performance targets. The Company recognized $6.0 million of compensation expense at closing which was recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The remaining compensation amounts, totaling up to $131.3 million, will be recognized over the respective service periods through the applicable vesting or earn-out payment dates, assuming payment is probable and reasonably estimable.

The Company incurred acquisition costs of $10.2 million directly related to the acquisition which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

From the acquisition date through June 30, 2026, revenue recognized related to Eucalyptus represented approximately 5% and less than 5% of total consolidated revenue for the three and six months ended June 30, 2026, respectively. On a pro forma basis, giving effect to the acquisition as if it had been completed on January 1, 2025, revenue attributable to Eucalyptus would have represented approximately 15% of the Company’s total consolidated revenue for each of the three and six months ended June 30, 2026 and approximately 10% of the Company’s total consolidated revenue for each of the three and six months ended June 30, 2025. Additionally, earnings attributable to Eucalyptus generated during the period after the acquisition date were not considered material. Historical and pro forma disclosures related to the earnings impact of the acquisition have not been presented, as they are not considered meaningful or relevant to the evaluation of the Company’s consolidated operations.

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

Medici Technologies, Inc.

In November 2025, the Company acquired all of the outstanding equity of Medici Technologies, Inc., which is now Hims & Hers Canada Inc. (“Medici”), a digital health platform registered in Canada. Medici’s financial results also include a consolidated pharmacy as it is entitled to substantially all proceeds upon a liquidation or dissolution of the pharmacy entity. The acquisition established the Company’s presence in the Canadian market and furthers its goal of expanding its global operations and fulfillment capabilities. The purchase price for accounting purposes was CAD 39.1 million, or $27.8 million based on the exchange rate on the closing date, consisting of cash paid upfront of CAD 32.7 million and cash to be paid at a later date of CAD 6.4 million, or $23.2 million and $4.6 million, respectively, based on the exchange rate on the closing date. A maximum additional amount of cash consideration of CAD 40.0 million, or $28.4 million based on the exchange rate on the closing date, is payable to the Medici founders (“Sellers”) upon satisfying certain earn-out conditions, with measurements occurring for each of the 2026 and 2027 fiscal years. This earn-out payment is subject to a continued service condition, as defined in the business combination agreement, by the Sellers, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable.

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

The excess of the consideration paid over the fair value of net assets acquired is recorded as goodwill. The acquired goodwill of $18.4 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations, expansion of market presence, and the extension of existing customer relationships as well as utilization of developed technology. The goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.

The Company incurred acquisition costs of $1.8 million directly related to the acquisition, which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Zava Global GmbH

In July 2025, the Company acquired all of the outstanding equity of Zava Global GmbH (which is now H&H Germany GmbH) and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, to further expand its operations in the United Kingdom and to launch in the European Union. The purchase price for accounting purposes was EUR 219.2 million, or $258.0 million, based on the exchange rate on the closing date, including cash paid upfront of EUR 142.2 million and contingent consideration with an acquisition date fair value of EUR 77.0 million, or $167.3 million and $90.7 million, respectively, based on the exchange rate on the closing date. The contingent consideration primarily relates to a potential aggregate earn-out payment in cash of up to EUR 100.0 million, or $117.7 million based on the exchange rate on the closing date, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2025, 2026, and 2027 fiscal years, which is recognized as contingent consideration, and which may be paid earlier or later in accordance with certain provisions set forth in the share purchase agreement.

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information is obtained about the facts and circumstances that existed as of the acquisition date concerning the fair value of the assets acquired and liabilities assumed and any related tax impacts. The Company expects to finalize these amounts as soon as possible, but no later than the third quarter of 2026. During the six months ended June 30, 2026, the Company recorded measurement period adjustments which did not have a material impact on goodwill. The following table summarizes the preliminary acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments, based on the exchange rate on the closing date (in thousands):

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

The excess of the consideration paid over the fair value of net assets acquired is recorded as goodwill. The acquired goodwill of $140.9 million represents future economic benefits expected to arise from synergies from combining operations and commercial organizations, expansion of market presence, and the extension of existing customer and partner relationships as well as utilization of developed technology. The goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.

The Company incurred acquisition costs of $8.0 million directly related to the acquisition, which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

C S Bio Co.

In February 2025, the Company acquired via an asset purchase agreement certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States. The Company entered into the asset purchase agreement in order to strengthen its supply chain capabilities. The total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction is up to $39.1 million, consisting of: (i) upfront cash and Class A common stock consideration of $32.7 million; and (ii) additional maximum $6.4 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional amount of $32.7 million in cash and/or Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions. This earn-out payment is subject to a continued service condition, as defined in the asset purchase agreement, by the Seller’s chief executive officer, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable. Additionally, as part of the transaction, the Company entered into a transition services agreement with the Seller under which the Company will receive certain services and technical support during the period of transition.

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

Sigmund NJ, LLC, marketed as Trybe Labs

In February 2025, the Company acquired via a purchase agreement all of the membership interests of Sigmund NJ, LLC, marketed as Trybe Labs (“Trybe Labs”), a laboratory testing services business located in the United States, for total cash consideration of $5.1 million. There were no material acquired assets and assumed liabilities and the excess of the consideration paid over the fair value of the net assets acquired of $5.0 million was recorded as goodwill. The acquired goodwill represents future economic benefits expected to arise from having the capacity to add laboratory testing capabilities to the Hims & Hers platform in the future.

4. Investments

Available-for-sale investments as of June 30, 2026, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government and government agency	$160,993	$11	$(577)	$160,427
Corporate bonds	71,066	—	(256)	70,810
Total short-term available-for-sale investments	$232,059	$11	$(833)	$231,237

As of June 30, 2026, the Company also had investments in equity securities with an adjusted cost of $31.2 million, unrealized losses of $0.5 million, and a fair value of $30.7 million, which are recorded within other long-term assets on the unaudited condensed consolidated balance sheets.

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

5. Inventory

Inventory consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$58,043	$26,977
Raw materials	29,738	53,151
Total inventory	$87,781	$80,128

As of June 30, 2026 and December 31, 2025, inventory classified as work-in-process was not material.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$56,841	$37,889
Vendor deposits	11,964	35,606
Other current assets	11,688	4,374
Total prepaid expenses and other current assets	$80,493	$77,869

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Facility equipment and other tangible property	$97,587	$83,171
Purchased and internal-use software and website development	60,624	51,140
Leasehold improvements	30,725	15,925
Assets not placed in service	246,454	214,283
Total property, equipment, and software	435,390	364,519
Less: accumulated depreciation and amortization	(71,175)	(52,589)
Total property, equipment, and software, net	$364,215	$311,930

Depreciation and amortization expense for property, equipment, and software was $10.7 million and $7.6 million for the three months ended June 30, 2026 and 2025, respectively, and $20.2 million and $13.8 million for the six months ended June 30, 2026 and 2025, respectively.

Impairment expense for property, equipment, and software was $1.1 million for each of the three and six months ended June 30, 2026. There were no impairment charges for property, equipment, and software for the three and six months ended June 30, 2025.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying value of goodwill for the period presented are as follows (in thousands):

Carrying Value
Balance as of December 31, 2025	$278,325
Addition from acquisitions and related adjustments(1)	858,813
Foreign currency translation adjustments	(35,418)
Balance as of June 30, 2026	$1,101,720
______________
(1)Includes the goodwill acquired in connection with the YourBio merger and Eucalyptus acquisition, as well as measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in the Zava business combination. These adjustments did not have a material impact on goodwill. See Note 3 – Acquisitions for further details.

Intangible assets, net

Intangible assets, net as of June 30, 2026 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade names	$122,930	$(21,316)	$101,614	2.8
Platform partnerships	97,181	(8,098)	89,083	11.0
Developed intellectual property	89,300	(2,960)	86,340	14.6
Developed technology	81,376	(6,907)	74,469	3.9
Customer relationships	51,256	(9,097)	42,159	1.7
503B pharmacy license	28,596	(5,243)	23,353	8.2
Other	17,313	(11,522)	5,791	5.0
Intangible assets, net	$487,952	$(65,143)	$422,809	7.3

Intangible assets, net as of December 31, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Platform partnerships	$99,964	$(4,165)	$95,799	11.5
Trade names	33,031	(14,951)	18,080	2.3
503B pharmacy license	28,596	(3,813)	24,783	8.7
Developed technology	27,796	(2,921)	24,875	4.3
Customer relationships	18,081	(3,424)	14,657	1.7
Other	23,331	(5,409)	17,922	2.7
Intangible assets, net	$230,799	$(34,683)	$196,116	7.8

Amortization expense for intangible assets was $18.7 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively, and $31.2 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

There were no impairment charges on intangible assets for the three and six months ended June 30, 2026 and 2025.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to June 30, 2026 is as follows (in thousands):

The remainder of 2026	$52,233
2027	97,025
2028	76,113
2029	48,065
2030	25,283
2031 and thereafter	124,090
$422,809

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Legal contingencies	$62,500	$—
Professional services	32,340	9,860
Tax(1)	28,306	9,636
Payroll	28,261	16,103
Marketing	25,977	16,745
Product and shipping	16,452	7,309
Other accruals	16,419	17,386
Total accrued liabilities	$210,255	$77,039
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

During the six months ended June 30, 2026, the Company executed or acquired new operating leases, resulting in aggregate additional operating lease right-of-use (“ROU”) assets of $25.6 million, including initial direct costs, along with a corresponding increase of $25.1 million to operating lease liabilities. These amounts are based on the exchange rates on the lease commencement dates, as applicable. Additionally, there were remeasurements of existing operating lease liabilities during the six months ended June 30, 2026 which resulted in an aggregate adjustment of $8.2 million to the carrying amount of the corresponding ROU assets.

For the three months ended June 30, 2026 and 2025, the Company recorded operating lease costs of $5.6 million and $3.6 million, respectively, including variable operating lease costs of $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded operating lease costs of $10.6 million and $4.9 million, respectively, including variable operating lease costs of $0.9 million and $0.3 million, respectively.

For the six months ended June 30, 2026 and 2025, operating cash flows used for operating leases were $4.9 million and $1.8 million, respectively. As of June 30, 2026, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 11.8 years and 6.1%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to June 30, 2026 are as follows (in thousands):

The remainder of 2026	$10,973
2027	22,335
2028	21,078
2029	20,106
2030	20,376
2031 and thereafter	163,720
Gross lease payments	258,588
Less: imputed interest	(77,648)
Present value of net future minimum lease payments	$180,940

11. Variable Interest Entities

As of June 30, 2026, the variable interest entities (“VIEs”) are the Affiliated Medical Groups, which are located in the United States. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s unaudited condensed consolidated financial statements.

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

As of June 30, 2026 and December 31, 2025, the Company’s unaudited condensed consolidated balance sheets included current and total assets of $7.8 million and $6.9 million, respectively, for the VIEs. As of June 30, 2026 and December 31, 2025, current and total liabilities were $7.9 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended June 30, 2026 and 2025, the VIEs charged $26.9 million and $96.6 million, respectively, for services rendered. For the six months ended June 30, 2026 and 2025, the VIEs charged $55.3 million and $224.0 million, respectively, for services rendered. For the three months ended June 30, 2026 and 2025, operations of the VIEs generated net losses of $2.9 million and $5.8 million, respectively, inclusive of administrative expenses. For the six months ended June 30, 2026 and 2025, operations of the VIEs generated net losses of $1.3 million and $13.5 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$177,689	$—	$—	$177,689
Short-term available-for-sale investments:
Government and government agency	—	160,427	—	160,427
Corporate bonds	—	70,810	—	70,810
Other long-term assets:
Equity securities	19,492	—	11,217	30,709
Total assets	$197,181	$231,237	$11,217	$439,635
Liabilities
Earn-out consideration, current	$—	$—	$24,322	$24,322
Earn-out consideration, long-term	—	—	50,005	50,005
Total liabilities	$—	$—	$74,327	$74,327

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$90,594	$—	$—	$90,594
Short-term available-for-sale investments:
U.S. Treasury bills	9,815	—	—	9,815
Government and government agency	—	180,537	—	180,537
Corporate bonds	—	158,524	—	158,524
Prepaid expenses and other current assets:
Short-term indemnification assets	—	—	3,730	3,730
Long-term available-for-sale investments:
Government and government agency	—	271,175	—	271,175
Corporate bonds	—	80,088	—	80,088
Other long-term assets:
Equity securities	24,437	—	—	24,437
Long-term indemnification assets	—	—	3,047	3,047
Total assets	$124,846	$690,324	$6,777	$821,947
Liabilities
Earn-out consideration, long-term	$—	$—	$50,745	$50,745
Other long-term liabilities:
Long-term indemnification liabilities	—	—	6,086	6,086
Other contingent consideration	—	—	2,003	2,003
Total liabilities	$—	$—	$58,834	$58,834

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of June 30, 2026 and December 31, 2025, due to their short-term nature. The current and noncurrent deferred acquisition payable amounts, a significant majority of which is related to the Eucalyptus business combination, are a fixed monetary amount and are therefore not remeasured and are excluded from the table above. As of June 30, 2026, in connection with an amendment to the Zava share purchase agreement during the first quarter of 2026, all contingencies related to the Zava earn-out consideration for fiscal years 2026 and 2027 have been resolved and the final earn-out payment amounts have been determined, with settlement dates in fiscal years 2027 and 2028. As a result, the fair value of the current and noncurrent earn-out consideration related to the Zava business combination approximated their carrying value as of June 30, 2026 due to the payment amounts being fixed, and they are therefore excluded from the table above. Additionally, as of June 30, 2026, all contingencies related to the C S Bio Co. asset acquisition earn-out consideration have been resolved, and the final earn-out payment amount has been determined, with the settlement date in fiscal year 2026. As a result, the fair value of the earn-out consideration, all of which is current, approximated its carrying value as of June 30, 2026 due to the payment amount being fixed, and it is therefore excluded from the table above. The Convertible Notes are recorded at their net carrying amount on the unaudited condensed consolidated balance sheets rather than their fair value, which is a Level 2 measurement, as the Company has not elected the fair value option (refer to Note 13 – Debt for additional detail, including the fair value as of June 30, 2026). All other financial instruments, with the exception of the earn-out consideration discussed below, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the six months ended June 30, 2026 and 2025, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

As of June 30, 2026, in addition to the earn-out consideration discussed above, the Company had earn-out consideration related to the Medici, YourBio, and Eucalyptus business combinations. The fair values of the earn-out consideration related to the Medici business combination, some of which is current and some of which is noncurrent, approximated their carrying values as of June 30, 2026, due to all of the earn-out consideration being paid in cash and the timing of their payout being subject to estimation and, therefore, are excluded from the table above.

The noncurrent earn-out consideration related to the YourBio business combination is classified as Level 3 fair value measurements containing significant unobservable inputs including estimates of future sales of certain devices and, therefore, is included in the table above. The fair value of the earn-out consideration is remeasured at each reporting period.

A portion of the current and noncurrent earn-out consideration related to the Eucalyptus business combination is considered post-acquisition employee expense as it is subject to a continued service condition and is not contingent consideration. As a result, this portion approximated its carrying value as of June 30, 2026, and is therefore excluded from the table above. The other portion of the current and noncurrent earn-out consideration related to the Eucalyptus business combination, which are not subject to continued service conditions, are classified as Level 3 fair value measurements containing significant unobservable inputs including estimates of achieving certain revenue and adjusted EBITDA targets and, therefore, are included in the table above. At inception, the fair value of the earn-out consideration associated with the Eucalyptus business combination was determined based on revenue and adjusted EBITDA projections and the probability of achieving the respective revenue and adjusted EBITDA targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

Risk-free rate	5.0%
Revenue volatility	14.0%
Internal rate of return	13.2%
Equity risk premium	4.8%
Market price of risk for revenue	1.6%

As of December 31, 2025, the earn-out consideration related to the Zava business combination, all of which was noncurrent, was classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue and adjusted EBITDA targets and, therefore, is included in the table above. At inception, the fair value of the earn-out consideration associated with the Zava business combination was determined based on revenue and adjusted EBITDA projections and the probability of achieving the respective revenue and adjusted EBITDA targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

Risk-free rate	1.9%
Revenue volatility	21.0%
Revenue risk-adjusted discount rate	9.0%
Counterparty discount rate	6.0%

The fair values of the earn-out consideration related to the Zava, YourBio, and Eucalyptus business combinations, as applicable, are remeasured at each reporting period. The change in fair value is recognized within change in fair value of liabilities on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The change in the fair value of the earn-out consideration related to the Zava, YourBio, and Eucalyptus business combinations is as follows (in thousands):

Balance at December 31, 2025	$50,745
YourBio business combination	10,573
Eucalyptus business combination	59,612
Change in fair value(1)	21,869
Resolved contingencies, current	(40,096)
Resolved contingencies, long-term	(26,944)
Foreign currency translation adjustments	(1,432)
Balance at June 30, 2026	$74,327
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

The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers' discounts and debt issuance costs, were $968.7 million.

Each $1,000 principal amount of the 2030 Convertible Notes is initially convertible into 14.1493 shares of the Company’s Class A common stock, which represents an initial conversion price of $70.67 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of June 30, 2026, there have been no adjustments to the conversion rate of the 2030 Convertible Notes.

The 2030 Convertible Notes are convertible at the option of the holders prior to November 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes, at the option of the holder. As of June 30, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If certain corporate events occur that constitute a “fundamental change” (as defined in the indenture governing the 2030 Convertible Notes), subject to a limited exception for certain cash mergers, holders may require the Company to repurchase for cash all or any portion of their 2030 Convertible Notes, at a cash repurchase price equal to the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid special and additional interest, if any, to, but excluding, the fundamental change repurchase date.

In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The Company may not redeem the 2030 Convertible Notes prior to May 19, 2028. The Company may redeem for cash all or any portion of the 2030 Convertible Notes, at its option, on or after May 19, 2028 and on or before the 25th scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the closing price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be a cash amount equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding 2030 Convertible Notes unless at least $75.0 million aggregate principal amount of 2030 Convertible Notes are outstanding and not called for redemption at the time the redemption notice is sent. No sinking fund is provided for the 2030 Convertible Notes.

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

The 2030 Convertible Notes are senior, unsecured obligations of the Company and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2030 Convertible Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

There are no requirements for any financial covenant compliance or reporting in connection with the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of June 30, 2026 was as follows (in thousands):

Principal	$1,000,000
Unamortized debt discount and issuance costs	(24,348)
Net carrying amount	$975,652

For the three and six months ended June 30, 2026, amortization of debt discount and issuance costs related to the 2030 Convertible Notes was $1.6 million and $3.1 million, respectively. For each of the three and six months ended June 30, 2025, amortization of debt discount and issuance costs related to the 2030 Convertible Notes was $0.8 million. The debt discount and issuance costs are being amortized into interest expense within total other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income over the term of the 2030 Convertible Notes at an effective interest rate of 0.64%. There were no contractual interest expense payments for any of the periods presented.

As of June 30, 2026, the 2030 Convertible Notes had a principal amount and estimated fair value of $1.0 billion and $897.2 million, respectively. The fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

2030 Capped Calls

In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively the "2030 Capped Calls") with certain financial institutions. The 2030 Capped Calls have an initial strike price of $70.67, subject to certain adjustments specified in their terms, which corresponds to the initial conversion price of the 2030 Convertible Notes. The 2030 Capped Calls have an initial cap price of $89.95 per share, subject to certain adjustments. The 2030 Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon conversion and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offsets subject to a cap based on the cap price. The 2030 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Convertible Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Convertible Notes. The 2030 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including certain mergers, tender offers, and public announcement of similar events. In addition, the 2030 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2030 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, and hedging disruptions.

For accounting purposes, the 2030 Capped Calls are treated as a separate transaction from, and not part of the terms of, the 2030 Convertible Notes. As these transactions met certain accounting criteria to be classified as equity, they are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. Accordingly, the Company recorded $35.6 million as a reduction to additional paid-in capital, which represents the $47.8 million premium paid for the 2030 Capped Calls, net of the deferred tax impact of $12.2 million.

2032 Convertible Notes

In May 2026, the Company issued $402.5 million aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Convertible Notes”). The 2032 Convertible Notes mature on June 1, 2032, unless earlier repurchased, redeemed, or converted, do not bear regular interest, and their principal amount will not accrete.

The total net proceeds from the issuance of the 2032 Convertible Notes, after deducting initial purchasers' discounts and debt issuance costs, were $389.5 million.

Each $1,000 principal amount of the 2032 Convertible Notes is initially convertible into 33.8590 shares of the Company’s Class A common stock, which represents an initial conversion price of $29.53 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of June 30, 2026, there have been no adjustments to the conversion rate of the 2032 Convertible Notes.

The 2032 Convertible Notes are convertible at the option of the holders prior to March 1, 2032 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2032 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2032 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2032 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2032 Convertible Notes, at the option of the holder. As of June 30, 2026, the conditions allowing holders of the 2032 Convertible Notes to convert were not met.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s Class A common stock, or a combination of cash and shares of the Company’s Class A common stock, at the Company’s election. If certain corporate events occur that constitute a “fundamental change” (as defined in the indenture governing the 2032 Convertible Notes), subject to a limited exception for certain cash mergers, holders may require the Company to repurchase for cash all or any portion of their 2032 Convertible Notes, at a cash repurchase price equal to the principal amount of the 2032 Convertible Notes to be repurchased, plus accrued and unpaid special and additional interest, if any, to, but excluding, the fundamental change repurchase date.

In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2032 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The Company may not redeem the 2032 Convertible Notes prior to June 6, 2029. The Company may redeem for cash all or any portion of the 2032 Convertible Notes, at its option, on or after June 6, 2029 and on or before the 25th scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the closing price of the Company’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days, whether or not consecutive, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be a cash amount equal to the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date. However, the Company may not redeem less than all of the outstanding 2032 Convertible Notes unless at least $75.0 million aggregate principal amount of 2032 Convertible Notes are outstanding and not called for redemption at the time the redemption notice is sent. No sinking fund is provided for the 2032 Convertible Notes.

Any additional interest that accrues on the 2032 Convertible Notes will accrue at a rate per annum of 0.50% of the principal amount if, on or after six months following the issue date, (i) the Company has not satisfied certain reporting conditions set forth in Rule 144(c) and (i)(2) under the Securities Act, or (ii) the 2032 Convertible Notes are not otherwise freely tradable.

If there is an event of default relating to failures by the Company to comply with certain reporting requirements, the Company may elect, at its option, that the sole remedy to consist exclusively of the right of the noteholders to receive special interest on the 2032 Convertible Notes for up to 365 days at a specified rate per annum of 0.25% of the principal amount for the first 180 days on which the special interest accrues, and thereafter at a rate of 0.50%. However, in no event will special interest, together with any additional interest, accrue at a rate that exceeds 1.00% per annum.

The 2032 Convertible Notes are senior, unsecured obligations of the Company and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2032 Convertible Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

There are no requirements for any financial covenant compliance or reporting in connection with the 2032 Convertible Notes.

The net carrying amount of the 2032 Convertible Notes as of June 30, 2026 was as follows (in thousands):

Principal	$402,500
Unamortized debt discount and issuance costs	(12,853)
Net carrying amount	$389,647

For each of the three and six months ended June 30, 2026, amortization of debt discount and issuance costs related to the 2032 Convertible Notes was $0.2 million. The debt discount and issuance costs are being amortized into interest expense within total other income (expense), net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income over the term of the 2032 Convertible Notes at an effective interest rate of 0.55%. There were no contractual interest expense payments for any of the periods presented.

As of June 30, 2026, the 2032 Convertible Notes had a principal amount and estimated fair value of $402.5 million and $558.8 million, respectively. The fair value of the 2032 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

2032 Capped Calls

In connection with the issuance of the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively the "2032 Capped Calls") with certain financial institutions. The 2032 Capped Calls have an initial conversion price of $29.53, subject to certain adjustments specified in their terms, which corresponds to the initial conversion price of the 2032 Convertible Notes. The 2032 Capped Calls have an initial cap price of $50.15 per share, subject to certain adjustments. The 2032 Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon conversion and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Convertible Notes, with such reduction and/or offsets subject to a cap based on the cap price. The 2032 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Convertible Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2032 Convertible Notes. The 2032 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including certain mergers, tender offers, and public announcement of similar events. In addition, the 2032 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2032 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, and hedging disruptions.

For accounting purposes, the 2032 Capped Calls are treated as a separate transaction from, and not part of the terms of, the 2032 Convertible Notes. As these transactions met certain accounting criteria to be classified as equity, they are not accounted for as derivatives and will not be remeasured as long as they continue to meet the conditions for equity classification. Accordingly, the Company recorded $27.3 million as a reduction to additional paid-in capital, which represents the $36.7 million premium paid for the 2032 Capped Calls, net of the deferred tax impact of $9.4 million.

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

As of June 30, 2026, the Company had $12.6 million in letters of credit outstanding under the Credit Facility sub-limit and $162.4 million remained available under the Credit Facility. The letters of credit are issued as security deposits for certain of the Company’s facilities. These security deposits are required to be maintained and issued to the respective landlord or service provider. The Company draws on the Credit Facility from time to time and, as of June 30, 2026, no loans were outstanding under the Credit Facility and the Company was in compliance with all conditions and covenants thereunder.

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

In May 2026, the Company entered into an additional amendment to the Revolving Credit Agreement which, among other things, establishes joinder obligations for the Company's material foreign subsidiaries and increases downstream investment capacity in non-loan party subsidiaries.

In June 2026, the Company entered into an amendment to the Revolving Credit Agreement which, among other things, amends certain provisions of the Revolving Credit Agreement to permit the Company and its subsidiaries to enter into the Receivables Purchase Agreement (see Note 20 – Subsequent Events for additional details).

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations and minimum commitments for inventory purchases. As of June 30, 2026, non-cancelable purchase obligations with remaining terms in excess of one year were $71.0 million, with $11.0 million payable in 2026, $23.7 million payable in 2027, $19.6 million payable in 2028, $11.4 million payable in 2029, and $5.3 million payable in 2030.

Lease Commitments

Refer to Note 10 – Operating Leases for discussion of the Company’s future lease commitments.

Indemnifications

The Company has certain stand-ready obligations to provide indemnifications in the normal course of business under various contractual arrangements, which are recorded on the consolidated balance sheets at fair value. As of June 30, 2026, the maximum potential amount of future payments the Company could be required to make under these arrangements was approximately $50 million, and the fair value of these obligations was considered immaterial to the unaudited condensed consolidated balance sheets. Historically, there have been no such indemnification claims.

Legal Proceedings

In addition to the legal matters described below, the Company is, from time to time, a party to litigation, various claims, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions, or relief. Other than the matters set forth below, management is not currently aware of any matters that the Company believes would reasonably be likely to have a material adverse impact on its business, financial position, results of operations, or cash flows.

In October 2023, the Federal Trade Commission (the “FTC”) issued to the Company a Civil Investigative Demand (the “CID”) requesting information regarding the Company's privacy, advertising, subscription, and cancellation practices as part of a non-public investigation related to the Federal Trade Commission Act (“FTC Act”) and the Restore Online Shoppers’ Confidence Act (“ROSCA”). The Company responded cooperatively to the CID and related follow-up requests from the FTC while seeking to engage constructively with the FTC to resolve this matter. The Company engaged in good faith settlement negotiations with the FTC, but these negotiations were unsuccessful. On July 29, 2026, the FTC, along with the Utah Division of Consumer Protection and Los Angeles County on behalf of the People of the State of California, filed a complaint in the United States District Court for the Northern District of California against the Company alleging violations of Section 5 of the FTC Act and certain provisions of ROSCA and analogous state statutes seeking a permanent injunction, monetary relief for an unspecified amount, civil penalties, and other relief as determined by the court.

The Company believes it has meritorious arguments and intends to vigorously defend against the alleged claims. However, the outcome of litigation is inherently uncertain. As of June 30, 2026, the Company had recorded a legal contingency accrual of approximately $60 million for this matter in accordance with ASC 450, Contingencies. The amount of the accrual may decrease or increase materially in future periods as the litigation progresses and additional information becomes available. In view of the uncertainties and complexities associated with this matter, the Company is unable to reasonably predict the outcome of this litigation or to estimate a reasonably possible financial loss or range of financial loss in excess of the amount accrued. There can be no assurance that the Company will prevail in the litigation or otherwise achieve a favorable outcome. The defense or resolution of this matter could involve significant monetary costs or penalties and could materially adversely affect the Company’s financial condition, results of operations, or business. In addition, any non-monetary remedies or compliance obligations imposed in connection with the resolution of this matter could adversely affect the Company’s business operations.

Following the filing of the FTC action, a putative class action was filed against the Company in the U.S. District Court for the Northern District of California (Doe v. Hims & Hers Health, Inc.), asserting claims arising from substantially the same underlying facts alleged in the FTC action, including claims under the Electronic Communications Privacy Act, the California Invasion of Privacy Act, the California Confidentiality of Medical Information Act, and other state statutory and common law theories on behalf of a putative nationwide class and California subclass. The complaint seeks statutory and compensatory damages, punitive damages, and injunctive relief. The Company believes it has meritorious arguments and intends to defend vigorously against the alleged claims. At this time, the Company is unable to reasonably predict the outcome of this litigation or to estimate a reasonably possible financial loss or range of financial loss.

Prior to the Company’s acquisition of Eucalyptus, the Therapeutic Goods Administration (the “TGA”) issued compulsory notices to certain subsidiaries of Eucalyptus between September 2023 and August 2025. The notices required such subsidiaries to produce information and documents in connection with the TGA’s investigation into the subsidiaries’ alleged non-compliance in 2023 and 2024 with certain Australian advertising laws governing the online advertising of prescription medicines. Eucalyptus has cooperated with the TGA since the investigation commenced and continues to do so. At this time, the Company is unable to reasonably predict the outcome of this matter or to estimate a reasonably possible financial loss or range of financial loss. Pursuant to the definitive agreements for the acquisition of Eucalyptus, and subject to the terms and conditions set forth therein, the Company is entitled to indemnification from certain warrantors for losses arising from this matter. Accordingly, the Company does not currently expect this matter to have a material adverse effect on its business, results of operations, or financial condition.

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

Putative shareholder derivative lawsuits (the “Derivative Actions”) were filed in the United States District Court for the Northern District of California against certain of the Company’s directors and executives. The Derivative Actions are captioned Jones v. Dudum, et al., No. 25-cv-5866 (N.D. Cal.) (filed July 14, 2025), Herman v. Dudum, et al., No. 25-cv-6326 (N.D. Cal.) (filed July 29, 2025), and Popper v. Dudum, et al., No. 25-cv-7337 (N.D. Cal.) (filed August 29, 2025). The Company is a nominal defendant. The Derivative Actions relate to the matters alleged in the Securities Action, and allege breaches of fiduciary duty by the individual defendants, among other claims. Proceedings in the Derivative Actions are currently stayed. The Derivative Actions seek an unspecified amount of damages from the individual defendants as well as attorneys’ fees and other relief. The Company does not currently consider a loss on these lawsuits to be probable.

On February 9, 2026, Novo Nordisk A/S and Novo Nordisk Inc. (together, “Novo Nordisk”) filed a lawsuit in the U.S. District Court for the District of Delaware captioned Novo Nordisk A/S, et al. v. Hims & Hers Health, Inc., et al., No. 1:26-cv-0014. The complaint asserts claims for patent infringement related to Novo Nordisk’s U.S. Patent No. 8,129,343 (the “‘343” patent) in connection with compounded GLP-1 products containing semaglutide available, based on a prescription, through the Company’s digital platform. Novo Nordisk seeks a declaration that the Company has infringed the ‘343 patent, and an award of monetary damages, including enhanced damages related to the Company’s alleged willful infringement. Novo Nordisk also included in the complaint a request for permanent injunction, to bar the Company from continuing its activities related to products containing semaglutide until after the ‘343 patent expires on December 5, 2031. On March 9, 2026, Novo Nordisk voluntarily dismissed all claims without prejudice and the Court closed the case, while reserving the right to refile in the future.

15. Stockholders’ Equity

Common Stock

The Company has two classes of common stock, Class A and Class V common stock. The rights are identical, including liquidation and dividend rights, except Class V common stock has additional voting rights.

Share Repurchase Programs

In July 2024, the Board of Directors authorized and approved a share repurchase program (the “2024 Share Repurchase Program”) pursuant to which the Company was authorized to repurchase up to $100.0 million of the Company’s Class A common stock. During the three and six months ended June 30, 2025, the Company did not repurchase any shares of Class A common stock under the 2024 Share Repurchase Program. As of December 31, 2025, the entire $100.0 million originally available under the 2024 Share Repurchase Program had been utilized.

In November 2025, the Board of Directors authorized and approved a new share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s Class A common stock. The 2025 Share Repurchase Program expires on November 11, 2028. The Company intends to use the 2025 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2025 Share Repurchase Program may be suspended or discontinued at any time. During the three and six months ended June 30, 2026, the Company did not repurchase any shares of Class A common stock under the 2025 Share Repurchase Program. As of June 30, 2026, $225.0 million remains available under the 2025 Share Repurchase Program.

RSU Releases

During the three and six months ended June 30, 2026, the Company released 1,918,347 and 5,726,632 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”), including Performance RSUs (“PRSUs”). In connection with the releases, 764,903 and 2,346,559 shares of Class A common stock were withheld for the payment of employee taxes. During the three and six months ended June 30, 2025, the Company released 1,844,783 and 3,783,712 gross shares of Class A common stock upon vesting of RSUs. In connection with the releases, 661,230 and 1,420,506 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of Class A common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2025, there were 65,403,042 and 23,376,897 shares of Class A common stock reserved and available for grant, respectively, under the 2020 Plan. For the six months ended June 30, 2026, no shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. On January 1, 2026, 11,362,276 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of June 30, 2026, there were 76,765,318 shares of Class A common stock reserved and 28,861,962 shares of Class A common stock available for grant under the 2020 Stock Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of Class A common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2025, there were 6,047,919 and 3,939,611 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. During each of the three and six months ended June 30, 2026, the Company issued 213,494 shares of Class A common stock under the ESPP. During each of the three and six months ended June 30, 2025, the Company issued 251,818 shares of Class A common stock under the ESPP. There were no shares added to the ESPP reserve on January 1, 2026. Therefore, as of June 30, 2026, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP and 3,726,117 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of June 30, 2026, $1.1 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending November 2026.

As of June 30, 2026, there was $9.6 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.63 years.

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

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 performance stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognized expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of June 30, 2026, 3,229,134 of these stock options have been exercised at a weighted average exercise price of $2.43. As of June 30, 2026, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 performance stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of June 30, 2026, all 2,085,640 shares have vested and no shares have been exercised. As of June 30, 2026, all stock-based compensation expense for the award has been recognized.

In March 2025, the Board of Directors granted 557,244 performance stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of June 30, 2026, there was $5.3 million of remaining compensation expense to be recognized over a period of 1.67 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

In March 2026, the Board of Directors granted 665,456 performance stock options to the CEO with an exercise price of $25.88 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2028 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.49 years, an expected volatility of 64.5%, a risk-free interest rate of 3.9%, and an expected dividend yield of 0%. As of June 30, 2026, there was $9.9 million of remaining compensation expense to be recognized over a period of 2.67 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Option activity (excluding the performance stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,458	$6.08	5.68	$170,453
Exercised	(2,314)	5.65
Forfeited and expired	(30)	11.79
Outstanding at June 30, 2026	4,114	6.28	5.16	116,817
Exercisable as of June 30, 2026	4,006	6.15	5.12	114,253

The intrinsic value of vested options exercised was $46.3 million.

As of June 30, 2026, there was $0.5 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the performance stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 0.50 years.

The options outstanding and exercisable as of June 30, 2026 (excluding the performance stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	8	1.42	8	1.42
1.55 – 1.75	222	3.06	222	3.06
2.43 – 3.11	490	3.96	490	3.96
5.01 – 6.82	2,088	5.68	2,073	5.68
8.13 – 11.53	1,164	5.20	1,071	5.08
12.21 – 15.17	142	4.77	142	4.77
	4,114		4,006

RSUs

RSUs for new employees generally vest over four years, with 25% vesting one year after the vesting commencement date on the first Company Quarterly Vesting Date (defined below) and the remaining grant vesting quarterly thereafter on the specified vesting dates of: (i) prior to July 1, 2026: March 15, June 15, September 15, and December 15; and (ii) effective July 1, 2026: February 15, May 15, August 15, and November 15 (each, a “Company Quarterly Vesting Date” or collectively, “Company Quarterly Vesting Dates”). Additional RSUs granted to current employees generally vest quarterly on Company Quarterly Vesting Dates over four years.

RSU activity (excluding the PRSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	13,075	$27.50
Granted	10,248	25.27
Vested	(3,518)	23.14
Forfeited and expired	(2,658)	24.33
Unvested at June 30, 2026	17,147	$27.14

As of June 30, 2026, there was $434.2 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the PRSUs outlined below) which is expected to be recognized over a weighted average period of 3.15 years.

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

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. As of June 30, 2026, 267,697 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

As of June 30, 2026, there was unrecognized stock-based compensation expense related to unvested PRSUs of $4.4 million, which is expected to be recognized over a weighted average period of 0.71 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

The Company has historical Class A common stock warrants issued to nonemployees in connection with vendor service arrangements. As of June 30, 2026, there were 271,962 of these warrants outstanding and exercisable, with a weighted average exercise price of $1.75, a weighted average contractual term of 7.01 years, an aggregate intrinsic value of $9.0 million, and an expiration date in September 2026. Upon the exercise of outstanding warrants, vendors also have the right to receive 26,603 earn-out shares of Class A common stock. As of June 30, 2026, all stock-based compensation expense related to vendor warrants and associated earn-out shares has been recognized.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing	$3,004	$3,435	$5,819	$6,209
Operations and support	7,016	4,579	13,129	7,585
Technology and development	6,645	5,247	12,635	9,292
General and administrative	25,451	22,465	47,395	37,498
Total stock-based compensation expense	$42,116	$35,726	$78,978	$60,584

The Company capitalized $2.3 million and $0.9 million of stock-based compensation as internal-use software for the three months ended June 30, 2026 and 2025, respectively, and $3.7 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

16. Related-Party Transactions

For the three and six months ended June 30, 2025, the Company recorded $1.3 million and $2.7 million, respectively, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a former related-party company that provides identity verification services. As a result of an executive leadership change at the Company in the second quarter of 2025, Vouched was no longer considered a related party as of July 1, 2025.

17. Basic and Diluted Net (Loss) Income per Share

The Company uses the two-class method to calculate net (loss) income per share. No dividends were declared or paid for the three and six months ended June 30, 2026 and 2025. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net (loss) income per share by application of the treasury stock method and if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common stockholders for the three and six months ended June 30 (in thousands, except share and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net (loss) income attributable to common stockholders, basic	$(83,171)	$(3,119)	$40,918	$1,587	$(171,908)	$(6,497)	$88,537	$3,453
Amortization of debt discount and issuance costs for Convertible Notes	—	—	810	—	—	—	810	—
Reallocation of undistributed earnings	—	—	174	(174)	—	—	367	(367)
Net (loss) income attributable to common stockholders, diluted	(83,171)	(3,119)	41,902	1,413	(171,908)	(6,497)	89,714	3,086

Denominator:
Weighted average shares outstanding, basic	223,368,503	8,377,623	215,995,752	8,377,623	221,683,453	8,377,623	214,810,313	8,377,623
Effect of dilutive potential common shares	—	—	32,405,917	—	—	—	28,706,993	—
Weighted average shares outstanding, diluted	223,368,503	8,377,623	248,401,669	8,377,623	221,683,453	8,377,623	243,517,306	8,377,623

Basic net (loss) income per share	$(0.37)	$(0.37)	$0.19	$0.19	$(0.78)	$(0.78)	$0.41	$0.41
Diluted net (loss) income per share	$(0.37)	$(0.37)	$0.17	$0.17	$(0.78)	$(0.78)	$0.37	$0.37

The following table discloses weighted average Class A securities that were not included in the computation of diluted net (loss) income per share as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible Notes	20,289,499	—	17,236,361	—
RSUs	19,218,502	1,075,533	16,972,637	2,559,533
Stock options	8,294,844	—	8,945,402	—
Common stock issuable under the ESPP	688,011	—	695,618	—
Warrants to purchase Class A common stock	271,962	—	271,962	—

The Capped Calls entered into in connection with the Convertible Notes were excluded from the calculation of diluted net (loss) income per share as the effect would have been anti-dilutive. There were no Class V securities that were excluded from the computation of diluted net (loss) income per share for the periods presented.

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

The table below highlights the segment’s revenue, expenses, and net (loss) income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$753,214	$544,833	$1,361,318	$1,130,843
Less:
Cost of revenue	272,411	128,637	483,728	283,958
Customer acquisition costs	229,501	188,378	422,313	389,968
Employee compensation included within:
Marketing	10,519	11,499	23,637	22,011
Operations and support	35,398	26,542	71,092	50,365
Technology and development	15,312	15,840	33,754	29,330
General and administrative	43,601	19,608	73,576	34,277
Stock-based compensation included within:
Marketing	3,004	3,435	5,819	6,209
Operations and support	7,016	4,579	13,129	7,585
Technology and development	6,645	5,247	12,635	9,292
General and administrative	25,451	22,465	47,395	37,498
Depreciation and amortization expense included within operating expenses	28,098	9,800	48,681	17,336
Legal contingencies	47,500	—	62,500	—
Change in fair value of equity securities	(4,737)	—	4,945	—
Change in fair value of liabilities	4,223	—	21,869	—
Interest income and expense, net	(2,254)	(6,117)	(7,287)	(8,713)
Income tax (benefit) expense	(6,343)	(9,652)	(15,779)	1,358
Other segment items(1)	124,159	82,067	237,716	158,379
Segment net (loss) income	(86,290)	42,505	(178,405)	91,990
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(86,290)	$42,505	$(178,405)	$91,990
______________
(1)    Other segment items included in segment net (loss) income primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s unaudited condensed consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $32.3 million and $50.4 million during the three months ended June 30, 2026 and 2025, respectively, and $68.6 million and $109.4 million during the six months ended June 30, 2026 and 2025, respectively.

19. Income Tax

The effective income tax rate was 6.8% and (29.4)%, respectively, for the three months ended June 30, 2026 and 2025 and 8.1% and 1.5%, respectively, for the six months ended June 30, 2026 and 2025. The effective tax rate differs from the U.S. federal rate in 2026 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, transaction costs, acquisition earn-outs and compensation, and state taxes. The effective tax rate differs from the U.S. federal rate in 2025 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, and state taxes.

For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate for all jurisdictions. For the three months ended March 31, 2026, the Company utilized the discrete effective tax rate method for its domestic subsidiaries, while continuing to utilize the estimated annual effective rate methodology for its foreign subsidiaries. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. Due to the significant estimation uncertainty for the domestic forecast in the first quarter of 2026 as a result of the 2026 US WL Announcement as described in Note 2 – Summary of Significant Accounting Policies, the Company could not reliably estimate its U.S. federal annual effective tax rate, and a discrete tax computation was utilized in the quarter. Given the data available during the second quarter of 2026, the Company was able to reasonably estimate the domestic earnings for the full year and utilized the annualized effective tax rate method for the second quarter of 2026.

20. Subsequent Events

On July 1, 2026, XeCare LLC and Apostrophe Pharmacy LLC, each a wholly-owned subsidiary of the Company (each a “RPA Seller” and, collectively, the “RPA Sellers”), entered into a Master Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with JPMorgan Chase Bank, N.A., as purchaser (the “Purchaser”). The Receivables Purchase Agreement provides for an uncommitted facility with an initial aggregate limit of $400.0 million (the “Program Limit”). Pursuant to the Receivables Purchase Agreement, each RPA Seller may, subject to the terms and conditions therein, offer to sell certain of its eligible receivables for cash to the Purchaser (“Purchased Receivables”) at a discount. Limited recourse is available to the Purchaser pursuant to certain indemnity and repurchase obligations described in the Receivables Purchase Agreement in connection with certain representations, warranties and covenants to the Purchaser regarding the Purchased Receivables. No such representation, warranty, or covenant gives the Purchaser recourse against the RPA Sellers in response to credit loss experienced by Purchaser due to any debtor of a Purchased Receivable being insolvent, declining in creditworthiness, or having an inability to pay. In connection with the Receivables Purchase Agreement, pursuant to a Performance Undertaking in favor of the Purchaser, dated July 1, 2026, the Company agreed to guarantee the performance of the RPA Sellers of their obligations under the Receivables Purchase Agreement.

In July 2026, the Company entered into a one-time agreement with a company in the peptide manufacturing industry to obtain the expertise and technology necessary for the Company to independently manufacture certain peptide active pharmaceutical ingredients in exchange for aggregate cash payments of up to $30.0 million, contingent upon the achievement of certain milestones, and expected to be paid over the next 12 months.

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

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products, as well as services, primarily consisting of medical consultation services, membership-based access, post-consultation service support, and delivery of laboratory testing results, as applicable. Our online sales are net of refunds, credits, and chargebacks, and include revenue recognition adjustments recorded pursuant to U.S. GAAP, primarily relating to deferred revenue and returns reserve. A substantial majority of our online sales are subscription-based, where customers agree to be billed on a recurring basis to have products and services automatically delivered to them. This revenue also includes sales from customers who have made one-time purchases. Additionally, in the United States, we offer a range of health and wellness products through wholesale partners as a way of generating brand awareness with new customers in physical environments and on third-party platforms, with such revenue not considered material to our business.

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

The table below provides a breakdown of total revenue between United States Revenue and Rest of the World Revenue for the three and six months ended June 30, 2026 and 2025, as well as key business metrics that we believe drive total revenue (i.e., Subscribers and Monthly Revenue per Average Subscriber) and the change and percentage change between such periods (in thousands, except for Monthly Revenue per Average Subscriber and percentage change):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
United States Revenue	$621,830	$537,286	$84,544	16%	$1,151,739	$1,115,978	$35,761	3%
Rest of the World Revenue	131,384	7,547	123,837	1,641%	209,579	14,865	194,714	1,310%
Total revenue	$753,214	$544,833	$208,381	38%	$1,361,318	$1,130,843	$230,475	20%

Subscribers (end of period)	2,891	2,439	452	19%	2,891	2,439	452	19%
Monthly Revenue per Average Subscriber	$92	$76	$16	21%	$84	$81	$3	4%

We generated $621.8 million in United States Revenue for the three months ended June 30, 2026, an increase of $84.5 million, or 16%, as compared to $537.3 million for the three months ended June 30, 2025. We generated $1,151.7 million in United States Revenue for the six months ended June 30, 2026, an increase of $35.8 million, or 3%, as compared to $1,116.0 million for the six months ended June 30, 2025. The increases in United States Revenue for the three and six months ended June 30, 2026 were primarily driven by growth in our Hers brand as a result of an expanded assortment of branded weight loss offerings, partially offset by the impact of a change in the timing of revenue recognition for certain of our weight loss offerings, inclusive of our Hers brand, as a result of a shift to shorter shipping cadences. During the three months ended June 30, 2026, our Hers brand represented over 40% of United States Revenue, compared to representing approximately 35% of United States Revenue for the three months ended June 30, 2025. During each of the six months ended June 30, 2026 and 2025, our Hers brand represented approximately 40% of United States Revenue. Uptake of the Hers brand is primarily driven by our weight loss and dermatology offerings. During the three and six months ended June 30, 2026, a majority of our total United States Revenue came from non-glucagon-like peptide-1 receptor agonist (“GLP-1”) offerings. United States Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, product shipping cadences, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings.

We generated $131.4 million in Rest of the World Revenue for the three months ended June 30, 2026, an increase of $123.8 million, or 1,641%, as compared to $7.5 million for the three months ended June 30, 2025. We generated $209.6 million in Rest of the World Revenue for the six months ended June 30, 2026, an increase of $194.7 million, or 1,310%, as compared to $14.9 million for the six months ended June 30, 2025. Growth in Rest of the World Revenue was primarily driven by the geographic expansion from our recent acquisitions, including our acquisition of Eucalyptus, which closed in the last month of the second quarter of 2026. Rest of the World Revenue can fluctuate on a period-to-period basis due to various factors, including those related to United States Revenue discussed above, as well as the magnitude of any future geographic expansion.

Subscribers grew 19% to approximately 2.9 million as of June 30, 2026 as compared to approximately 2.4 million Subscribers as of June 30, 2025. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, including both ordinary-course marketing campaigns and a specialized Super Bowl marketing campaign in both six month periods, as well as by our recent acquisition of Eucalyptus and improved onsite and customer onboarding experiences.

Monthly Revenue per Average Subscriber increased $16 to $92 for the three months ended June 30, 2026 as compared to $76 for the three months ended June 30, 2025 and increased $3 to $84 for the six months ended June 30, 2026 as compared to $81 for the six months ended June 30, 2025. These increases were primarily due to changes in product mix, including uptake of our weight loss offerings, partially offset by the shift to shorter shipping cadences for certain of our offerings as discussed above. This metric includes revenue contributed by customers who made one-time purchases and therefore were not considered Subscribers. If the revenue contribution of customers who made one-time purchases was excluded from this metric, Monthly Revenue per Average Subscriber for each of the three and six months ended June 30, 2026 would have been lower by approximately $10, and Monthly Revenue per Average Subscriber for each of the three and six months ended June 30, 2025 would have been lower by less than $5. This metric was also impacted by including a single month of contributions from Eucalyptus during the three months ended June 30, 2026. If Eucalyptus revenue and Average Subscribers were excluded from this metric, Monthly Revenue per Average Subscriber for the three months ended June 30, 2026 would have been $90. The metric for the six months ended June 30, 2026 was unaffected by contributions from Eucalyptus.

We continuously test and optimize the online experience and offerings to improve the customer experience, maximize sales, and improve gross margin. Our Subscribers select an available cadence at which they wish to receive product shipments or a treatment term depending on the offering. In addition to a 30-day cadence or treatment term, we offer Subscribers the ability to select from a range of Subscription shipment cadences or treatment terms, from every 60 days to 360 days, depending on the offering, as available. In recent quarters, there has been a shift towards shorter and more frequent shipping cadences, which has impacted our gross margins. We expect this shift to continue as we enhance our membership program described below. Subscriptions automatically renew on the applicable cadence selected by the Subscriber when purchasing or updating the Subscription. To ensure timely delivery of prescription medications and in accordance with our terms and conditions, Subscribers may sometimes be charged, and products may sometimes be shipped, earlier than their regularly scheduled cadence to accommodate holidays or for other operational reasons to support continuity of treatment. With the exception of prepaid offerings and the membership program described below, the Subscriber is typically billed upon each shipment. Subscribers can cancel or snooze Subscriptions in between billing periods to stop receiving additional products and can reactivate Subscriptions at any time. For longer term Subscriptions, we incur shipping and fulfillment expenses fewer times per year than for 30-day Subscriptions. The Subscriber uptake of longer term Subscriptions typically results in lower recurring costs and higher gross margins as compared to 30-day Subscriptions.

Additionally, at the end of March 2026, we launched a membership program for our weight loss offerings in the United States, which we expect to evolve in future reporting periods. Among other benefits, this program grants eligible customers access to a range of weight loss medications, plus unlimited support from our network of healthcare providers. Memberships primarily auto-renew monthly and must be active for customers to obtain weight loss medications through a separate Subscription. While customers must have an active membership to obtain prescription medication, they can hold a membership without a medication plan.

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

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our wholly-owned pharmacies (also referred to herein as our “Pharmacies”), our laboratory testing facilities and our peptide manufacturing facility (collectively with our Pharmacies, sometimes referred to herein as our “Facilities”), with the goal of fulfilling a majority of our pharmaceutical and over-the-counter customer orders through internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers across all of our brands, and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. We are also continuing to invest in our artificial intelligence capabilities, including through investment in hiring and retaining engineering and artificial intelligence personnel. In addition, we may continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Specifically, in July 2025, we acquired all of the outstanding equity of Zava Global GmbH (which is now H&H Germany GmbH) and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, in November 2025, we acquired all of the outstanding equity of Medici Technologies, Inc., which is now Hims & Hers Canada Inc. (“Medici”), a digital health platform registered in Canada, in January 2026, we completed a merger pursuant to which YourBio became our wholly-owned subsidiary, and in June 2026, we acquired all of the outstanding equity of EUC Management Pty Ltd ACN 631 013 860 and its subsidiaries (“Eucalyptus”), a digital health and wellness platform headquartered in Australia, with operations in Australia, the United Kingdom, Germany, Ireland, Canada, and Japan (for additional details regarding the YourBio and Eucalyptus transactions, refer to the “Liquidity and Capital Resources” section). In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net (loss) income before legal contingencies that are considered non-recurring, stock-based compensation, depreciation and amortization, acquisition and transaction-related costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, and (ii) transaction professional services), restructuring and other related charges that are considered non-recurring, change in fair value of liabilities, payroll tax expense related to stock-based compensation, impairment of long-lived assets, interest income and expense, net, change in fair value of equity securities, and income taxes. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

In the first quarter of 2026, we announced a strategic shift for our United States weight loss offering ("2026 US WL Announcement"). As a result, we evolved our United States weight loss offering to match our global approach towards providing access to branded GLP-1 medications, and offering access to compounded GLP-1 medications through our platform on a limited scale. In connection with the strategic shift, we revised our definition of Adjusted EBITDA to include restructuring and other related charges that are considered non-recurring, as we believe these costs are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. These costs consist of inventory write-downs, third-party costs, and non-recurring employee compensation charges, all of which were incurred directly as a result of the 2026 US WL Announcement. Additional restructuring and other related charges were incurred in the second quarter of 2026, and to the extent that we incur further restructuring and other related charges in connection with the 2026 US WL Announcement in future periods, these costs will be presented consistently with our current presentation. As we did not record any non-recurring restructuring and other related charges in prior years, prior period disclosures were not impacted.

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

The following table reconciles net (loss) income to Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$753,214	$544,833	$1,361,318	$1,130,843

Net (loss) income	(86,290)	42,505	(178,405)	91,990
Legal contingencies	47,500	—	62,500	—
Stock-based compensation	42,116	35,726	78,978	60,584
Depreciation and amortization	29,477	10,465	51,430	18,741
Acquisition and transaction-related costs	28,835	6,231	42,201	6,255
Restructuring and other related charges	4,626	—	38,114	—
Change in fair value of liabilities	4,223	—	21,869	—
Payroll tax expense related to stock-based compensation	2,022	3,078	4,889	3,078
Impairment of long-lived assets	1,148	—	1,148	—
Interest income and expense, net	(2,254)	(6,117)	(7,287)	(8,713)
Change in fair value of equity securities	(4,737)	—	4,945	—
(Benefit from) provision for income taxes	(6,343)	(9,652)	(15,779)	1,358
Adjusted EBITDA	$60,323	$82,236	$104,603	$173,293

Net (loss) income as a % of revenue	(11)%	8%	(13)%	8%
Adjusted EBITDA margin	8%	15%	8%	15%

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

The following table reconciles net cash (used in) provided by operating activities to Free Cash Flow for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash (used in) provided by operating activities	$(35,939)	$(19,117)	$53,417	$89,973
Purchases of property, equipment, and intangible assets in investing activities	(25,926)	(46,065)	(55,770)	(101,392)
Investment in website development and internal-use software in investing activities	(6,328)	(4,250)	(12,808)	(7,961)
Free Cash Flow	$(68,193)	$(69,432)	$(15,161)	$(19,380)

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

Basis of Presentation

Currently, we conduct business through one operating segment. The unaudited condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. As of June 30, 2026, the VIEs are the “Affiliated Medical Groups,” which are professional corporations or other professional entities located in the United States and owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. We determined that we are the primary beneficiary of the Affiliated Medical Groups for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the VIE model, we present the results of operations and the financial position of the entities as part of our unaudited condensed consolidated financial statements as if the consolidated group were a single economic entity. Additionally, Apostrophe Pharmacy LLC and XeCare, LLC, which are licensed mail order pharmacies providing prescription fulfillment solely to our customers, were VIEs through April 2025 and November 2025, respectively, when, as a result of changes of ownership, they became wholly-owned subsidiaries of our company and were no longer considered VIEs.

Components of Results of Operations

Revenue

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Our consolidated revenue primarily comprises online sales of health and wellness products through our websites and mobile applications, including prescription and non-prescription products, as well as services, primarily consisting of medical consultation services, membership-based access, post-consultation service support, and delivery of laboratory testing results, as applicable. Additionally, revenue is generated through wholesale arrangements.

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

Gross profit and gross margin

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for our products and services, the costs we incur from our vendors for certain components of our cost of revenues, the mix of the various products and services we sell in a period including the launch of new offerings, the volume of fulfillment through internal fulfillment capabilities, and our ability to sell our inventory. Our gross margin is expected to remain below comparative periods in the near term, primarily as a result of the 2026 US WL Announcement and recent international acquisitions. While we expect our gross margin to fluctuate from period to period depending on these and other factors, over the long term we expect gross margin to stabilize as we continue to scale our business and increase our ability to negotiate and optimize more favorable costs of revenue, as well as integrate new acquisitions.

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

Total other income (expense), net

Total other income (expense), net primarily consists of changes in fair value of equity securities and liabilities, as well as interest income. Additionally, total other income (expense), net includes expenses associated with our debt, as well as non-operating and one-time charges classified outside of operating expenses. Interest income is driven by our cash and cash equivalents and available-for-sale investments and fluctuates from period to period based on balances and applicable interest rates. Interest expense is related to the amortization of debt discount and issuance costs on our debt, applicable interest on any borrowings under our revolving credit facility, and accretion of the discount related to deferred acquisition payable balances.

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

Results of Operations

Comparisons for the three and six months ended June 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$753,214	$544,833	$208,381	38%	$1,361,318	$1,130,843	$230,475	20%
Cost of revenue	272,411	128,637	143,774	112%	483,728	283,958	199,770	70%
Gross profit	480,803	416,196	64,607	16%	877,590	846,885	30,705	4%
Operating expenses:(1)
Marketing	262,236	217,862	44,374	20%	484,239	449,097	35,142	8%
Operations and support	95,481	66,490	28,991	44%	191,984	129,523	62,461	48%
Technology and development	54,901	37,848	17,053	45%	101,837	67,762	34,075	50%
General and administrative	165,377	67,273	98,104	146%	275,045	115,883	159,162	137%
Total operating expenses	577,995	389,473	188,522	48%	1,053,105	762,265	290,840	38%
(Loss) income from operations	(97,192)	26,723	(123,915)	*	(175,515)	84,620	(260,135)	*
Other income (expense):
Change in fair value of equity securities	4,737	—	4,737	*	(4,945)	—	(4,945)	*
Change in fair value of liabilities	(4,223)	—	(4,223)	*	(21,869)	—	(21,869)	*
Other income, net	4,045	6,130	(2,085)	(34)%	8,145	8,728	(583)	(7)%
Total other income (expense), net	4,559	6,130	(1,571)	(26)%	(18,669)	8,728	(27,397)	*
(Loss) income before income taxes	(92,633)	32,853	(125,486)	*	(194,184)	93,348	(287,532)	*
Benefit from (provision for) income taxes	6,343	9,652	(3,309)	(34)%	15,779	(1,358)	17,137	*
Net (loss) income	$(86,290)	$42,505	$(128,795)	*	$(178,405)	$91,990	$(270,395)	*
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketing	$3,004	$3,435	$5,819	$6,209
Operations and support	7,016	4,579	13,129	7,585
Technology and development	6,645	5,247	12,635	9,292
General and administrative	25,451	22,465	47,395	37,498
Total stock-based compensation expense	$42,116	$35,726	$78,978	$60,584

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	36%	24%	36%	25%
Gross profit	64%	76%	64%	75%
Operating expenses:
Marketing	35%	40%	36%	40%
Operations and support	13%	12%	14%	11%
Technology and development	7%	7%	7%	6%
General and administrative	22%	12%	20%	10%
Total operating expenses	77%	71%	77%	67%
(Loss) income from operations	(13)%	5%	(13)%	8%
Other income (expense):
Change in fair value of equity securities	1%	—%	—%	—%
Change in fair value of liabilities	(1)%	—%	(2)%	—%
Other income, net	1%	1%	1%	1%
Total other income (expense), net	1%	1%	(1)%	1%
(Loss) income before income taxes	(12)%	6%	(14)%	9%
Benefit from (provision for) income taxes	1%	2%	1%	(1)%
Net (loss) income	(11)%	8%	(13)%	8%

Revenue

Revenue was $753.2 million for the three months ended June 30, 2026, compared to $544.8 million for the three months ended June 30, 2025, an increase of $208.4 million, or 38%. Revenue was $1,361.3 million for the six months ended June 30, 2026, compared to $1,130.8 million for the six months ended June 30, 2025, an increase of $230.5 million, or 20%. For a detailed discussion of these increases, refer to the “Revenue and Key Business Metrics” section.

Cost of revenue and gross profit

Cost of revenue was $272.4 million for the three months ended June 30, 2026, compared to $128.6 million for the three months ended June 30, 2025, an increase of $143.8 million, or 112%. This increase was due to increased product and packaging costs of 141%, increased shipping costs of 56%, and increased costs associated with medical consultation services of 30%, compared to the three months ended June 30, 2025. Cost of revenue was $483.7 million for the six months ended June 30, 2026, compared to $284.0 million for the six months ended June 30, 2025, an increase of $199.8 million, or 70%. This increase was primarily due to increased product and packaging costs of 89%, increased shipping costs of 31%, and increased costs associated with medical consultation services of 17% compared to the six months ended June 30, 2025. These increases in cost of revenue for the three and six months ended June 30, 2026 were primarily due to our weight loss offerings, some of which have higher product and packaging costs and shipping costs compared to our other offerings, including as a result of the 2026 US WL Announcement, as well as overall increased business activity with the addition of new Subscribers and our recent acquisitions. There were no non-recurring restructuring and other related charges in connection with the 2026 US WL Announcement impacting cost of revenue for the three months ended June 30, 2026. Cost of revenue for the six months ended June 30, 2026 included $28.5 million of non-recurring restructuring and other related charges, consisting of inventory write-downs, in connection with the 2026 US WL Announcement.

Gross profit was $480.8 million for the three months ended June 30, 2026, compared to $416.2 million for the three months ended June 30, 2025, an increase of $64.6 million, or 16%. Correspondingly, gross margin was 64% for the three months ended June 30, 2026, compared to 76% for the three months ended June 30, 2025. Gross profit was $877.6 million for the six months ended June 30, 2026, compared to $846.9 million for the six months ended June 30, 2025, an increase of $30.7 million, or 4%. Correspondingly, gross margin was 64% for the six months ended June 30, 2026, compared to 75% for the six months ended

June 30, 2025. These decreases in gross margin were primarily due to our weight loss offerings, which have shorter shipping cadences and increased fulfillment costs, along with the impact of the growth of our international business and new offerings, the non-recurring restructuring and other related charges in connection with the 2026 US WL Announcement, and the impact of recent acquisitions.

Marketing expenses

Marketing expenses were $262.2 million for the three months ended June 30, 2026, compared to $217.9 million for the three months ended June 30, 2025, an increase of $44.4 million, or 20%. The most significant component of marketing expenses is customer acquisition costs, which increased to $229.5 million in the three months ended June 30, 2026, compared to $188.4 million for the three months ended June 30, 2025, an increase of $41.1 million. Marketing expenses were $484.2 million for the six months ended June 30, 2026, compared to $449.1 million for the six months ended June 30, 2025, an increase of $35.1 million, or 8%. Customer acquisition costs increased to $422.3 million in the six months ended June 30, 2026, compared to $390.0 million for the six months ended June 30, 2025, an increase of $32.3 million. The increases in customer acquisition costs were primarily a result of management’s decision to increase investment in search and affiliate marketing as we continue to identify opportunities to drive new customer growth, and which investment further expanded with the addition of newer offerings. These increases were partially offset by management’s decision to focus on more efficient customer acquisition channels, which has resulted in lower marketing expenses as a percent of revenue in the current year compared to the prior year.

Operations and support

Operations and support expenses were $95.5 million for the three months ended June 30, 2026, compared to $66.5 million for the three months ended June 30, 2025, an increase of $29.0 million or 44%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $8.9 million, an increase in order fulfillment and transaction processing of $8.3 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $5.7 million, and an increase in stock-based compensation of $2.4 million. Operations and support expenses for the three months ended June 30, 2026 also included less than $5 million of non-recurring restructuring and other related charges. The increase in operations and support was partially offset by a decrease in professional services of $1.1 million. Operations and support expenses were $192.0 million for the six months ended June 30, 2026, compared to $129.5 million for the six months ended June 30, 2025, an increase of $62.5 million or 48%. The increase in operations and support was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $20.7 million, an increase in order fulfillment and transaction processing of $15.7 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $10.6 million, and an increase in stock-based compensation of $5.5 million. Operations and support expenses for the six months ended June 30, 2026 also included less than $10 million of non-recurring restructuring and other related charges. The increase was partially offset by a decrease in professional services of $2.3 million.

Technology and development

Technology and development expenses were $54.9 million for the three months ended June 30, 2026, compared to $37.8 million for the three months ended June 30, 2025, an increase of $17.1 million or 45%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $7.9 million, an increase in product development costs of $3.3 million, an increase in professional services of $3.2 million, and an increase in stock-based compensation of $1.4 million. Technology and development expenses were $101.8 million for the six months ended June 30, 2026, compared to $67.8 million for the six months ended June 30, 2025, an increase of $34.1 million or 50%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $14.0 million, an increase in product development costs of $6.0 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $4.4 million, an increase in professional services of $3.5 million, and an increase in stock-based compensation of $3.3 million.

General and administrative

General and administrative expenses were $165.4 million for the three months ended June 30, 2026, compared to $67.3 million for the three months ended June 30, 2025, an increase of $98.1 million or 146%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $24.0 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $10.7 million, an increase in professional services of $4.7 million, an increase in stock-based compensation of $3.0 million, and an increase in insurance premiums of $1.0 million. General and administrative expenses for the three months ended June 30, 2026 also included $47.5 million of legal contingencies that are considered non-recurring. General and administrative expenses were $275.0 million for the six months ended June 30, 2026, compared to $115.9 million for the six months ended June 30, 2025, an increase of $159.2 million, or 137%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $39.3 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $17.6 million, an increase in professional services of $10.3 million, an increase in stock-based compensation of $9.9 million, an increase in acquisition costs of $8.3 million, and an increase in insurance premiums of $2.1 million. General and administrative expenses for the six months ended June 30, 2026 also included $62.5 million of legal contingencies that are considered non-recurring.

Total other income (expense), net

Total other income was $4.6 million for the three months ended June 30, 2026, compared to $6.1 million for the three months ended June 30, 2025, a decrease of $1.6 million. The decrease was driven primarily by a loss from the change in fair value of liabilities for the three months ended June 30, 2026 of $4.2 million, interest expense for the three months ended June 30, 2026 of $3.7 million, compared to $1.1 million for the three months ended June 30, 2025, and interest income for the three months ended June 30, 2026 of $6.0 million, compared to $7.2 million for the three months ended June 30, 2025. The decrease was partially offset by a gain from the change in fair value of equity securities for the three months ended June 30, 2026 of $4.7 million. Total other expense was $18.7 million for the six months ended June 30, 2026, compared to total other income of $8.7 million for the six months ended June 30, 2025, a change of $27.4 million. The change was driven primarily by a loss from the change in fair value of liabilities for the six months ended June 30, 2026 of $21.9 million, a loss from the change in fair value of equity securities for the six months ended June 30, 2026 of $4.9 million, and interest expense of $6.6 million for the six months ended June 30, 2026, compared to $1.2 million for the six months ended June 30, 2025. The decrease was partially offset by interest income for the six months ended June 30, 2026 of $13.9 million, compared to $9.9 million for the six months ended June 30, 2025. The loss on change in fair value of liabilities was related to changes in the fair value of the earn-out consideration associated with acquisitions, which for the six months ended June 30, 2026 was primarily driven by the impact of the amendment to the Zava share purchase agreement during the first quarter of 2026; the gain and loss on change in fair value of equity securities was related to unrealized gains and losses on equity securities; the increase in interest expense was driven by the amortization of debt discount and issuance costs on our debt and interest on borrowings under our revolving credit facility; and the increase in interest income was driven by larger balances of cash and cash equivalents and investments during the current period compared to the prior period.

Benefit from (provision for) income taxes

Benefit from income taxes was $6.3 million for the three months ended June 30, 2026, compared to $9.7 million for the three months ended June 30, 2025. Benefit from income taxes was $15.8 million for the six months ended June 30, 2026, compared to a provision for income taxes of $1.4 million for the six months ended June 30, 2025. The benefit from income taxes for the three and six months ended June 30, 2026 was primarily due to the tax effect of pre-tax losses, impacts of windfall tax benefits, and research and development tax credits, partially offset by acquisition-related addbacks and officer compensation adjustments. The provision for the three and six months ended June 30, 2025 was primarily due to taxes on income during the period.

Liquidity and Capital Resources

As of June 30, 2026, our principal sources of liquidity totaled $841.0 million, consisting of (i) cash and cash equivalents, which are primarily invested in interest-bearing cash accounts and money market funds; and (ii) short-term available-for-sale investments, which are invested in government and government agency securities and corporate bonds.

During the six months ended June 30, 2026, we made cash payments for earn-out consideration related to the Zava acquisition totaling $45.7 million, with such payment amounts determined based on fiscal year 2025 results in accordance with the terms of the related share purchase agreement. The Zava earn-out consideration payments totaling $45.7 million are recorded: (i) $2.0 million within operating activities, and (ii) $43.7 million within financing activities on the unaudited condensed consolidated statements of cash flows.

During the six months ended June 30, 2026, we made a cash payment of $5.0 million for earn-out consideration related to the C S Bio Co. asset acquisition, with such payment amount determined based on the earn-out conditions set forth in the related asset purchase agreement. This amount is recorded within operating activities on the unaudited condensed consolidated statements of cash flows.

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

In May 2026, we issued $402.5 million aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Convertible Notes”), which provided us with aggregate proceeds net of debt discount of $389.5 million. In connection with the issuance of the 2032 Convertible Notes, we separately entered into privately negotiated capped call transactions with certain financial institutions, which resulted in aggregate cash payments of $36.7 million (for additional details see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The cash proceeds and cash payments are included within financing activities on the unaudited condensed consolidated statements of cash flows.

In June 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (which is now H&H Australia Intermediate Holdings Pty Ltd ACN 694 778 375), an Australian proprietary company and wholly-owned subsidiary of our company, acquired all of the outstanding equity of EUC Management Pty Ltd ACN 631 013 860 and its subsidiaries (“Eucalyptus”), a digital health and wellness platform headquartered in Australia, with operations in Australia, the United Kingdom, Germany, Ireland, Canada, and Japan. We acquired Eucalyptus to expand our global operations into Australia and Japan and deepen our presence in the United Kingdom, Germany, Ireland, and Canada. The purchase price for accounting purposes was $968.5 million, including cash paid upfront of $225.0 million, deferred payments totaling $683.9 million payable in six quarterly installments through the 18-month anniversary of the closing, and contingent consideration with an acquisition date fair value of $59.6 million. The contingent consideration relates to a potential aggregate earn-out payment of up to $96.6 million, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2026, 2027, and 2028 fiscal years. We have the option, at our sole discretion, to settle a significant majority of the deferred consideration and earn-out payments in shares of our Class A common stock, subject to a cap on the aggregate number of shares issuable equal to 19.9% of our issued and outstanding Class A common stock, together with any securities issued or issuable in a financing by us in connection with the acquisition. No shares of our Class A common stock were issued at closing of the acquisition of Eucalyptus.

On July 1, 2026, XeCare LLC and Apostrophe Pharmacy LLC, each a wholly-owned subsidiary of our company (each a “RPA Seller” and, collectively, the “RPA Sellers”), entered into a Master Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with JPMorgan Chase Bank, N.A., as purchaser (the “Purchaser”). The Receivables Purchase Agreement provides for an uncommitted facility with an initial aggregate limit of $400.0 million. Pursuant to the Receivables Purchase Agreement, each RPA Seller may, subject to the terms and conditions therein, offer to sell certain of its eligible receivables for cash to the Purchaser at a discount (for additional details see Note 20 – Subsequent Events to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We had a working capital deficit of $98.6 million as of June 30, 2026, compared to a working capital surplus of $363.2 million as of December 31, 2025. The deficit as of June 30, 2026 was primarily due to the deferred consideration related to our acquisition of Eucalyptus during the second quarter of 2026. As discussed above, we have the option, at our sole discretion, to settle a significant majority of the deferred consideration in shares of our Class A common stock, subject to certain restrictions.

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

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our Facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities, and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. From time to time, we order inventory with sufficient lead time in order to ensure our ability to fulfill customer demand for supply chain, seasonality, or other reasons, which may have an impact on our cash and cash equivalents in a given quarter. This may include purchases of inventory for our branded weight loss offerings, which would require upfront use of cash and cash equivalents prior to the settlement of any applicable manufacturer’s discount and rebate receivables related to the associated vendor supply agreements. We may also use our cash and cash equivalents to repurchase up to $225.0 million of our Class A common stock through November 11, 2028 at management’s discretion pursuant to our 2025 Share Repurchase Program. Additionally, as market conditions warrant, we may, from time to time, repurchase our outstanding Convertible Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material to the consolidated financial statements. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$53,417	$89,973
Net cash provided by (used in) investing activities	69,091	(53,884)
Net cash provided by financing activities	263,876	866,151

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $53.4 million for the six months ended June 30, 2026. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $79.0 million, depreciation and amortization of $51.4 million, restructuring and other related charges included within cost of revenue of $28.5 million, change in fair value of liabilities of $21.9 million, non-cash acquisition-related costs of $21.3 million, change in fair value of equity securities of $4.9 million, amortization of debt discount and issuance costs of $3.7 million, and impairment of long-lived assets of $1.1 million, partially offset by a net loss of $178.4 million and benefit from deferred taxes of $23.3 million. In addition, a net cash inflow totaling $31.7 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $413.3 million and an increase in deferred revenue of $3.0 million. This inflow was partially offset by an increase in receivables, net of $329.0 million, which was primarily related to increases in manufacturer’s discount and rebate receivables, an increase in other long-term assets of $30.6 million, an increase in inventory of $14.3 million, and a decrease in earn-out consideration of $7.1 million.

Net cash provided by operating activities was $90.0 million for the six months ended June 30, 2025. Net cash provided by operating activities included net income of $92.0 million, non-cash expense related to stock-based compensation of $60.6 million, and depreciation and amortization of $18.7 million. In addition, a net cash outflow totaling $77.2 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in inventory of $77.4 million and an increase in prepaid expenses and other current assets of $37.4 million. The increase in inventory was due to investment to help ensure we could continue meeting customer demand for our offerings, including our GLP-1 offerings, as well as investment related to our overall business growth. The increase in prepaid expenses and other current assets was driven primarily by prepayments for income taxes. This outflow was partially offset by an increase in deferred revenue of $23.1 million and an increase in accounts payable and accrued liabilities of $16.9 million.

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

Net cash provided by investing activities for the six months ended June 30, 2026 was $69.1 million, which was due to net investment cash inflows of $467.0 million. This inflow was partially offset by $318.1 million for the acquisition of businesses, net of cash acquired, related to the Eucalyptus acquisition and YourBio merger, $55.8 million in purchases of property, equipment, and intangible assets, investments of $12.8 million in website development and internal-use software, and $11.2 million in purchases of equity securities.

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

Cash flows from financing activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $263.9 million, which was primarily due to proceeds from issuance of convertible senior notes, net of debt discount of $390.4 million, proceeds from exercise of vested stock options of $13.0 million, and proceeds from employee stock purchase plan of $3.8 million. This cash inflow was partially offset by payments for taxes related to net share settlement of equity awards of $62.3 million, payments for acquisition-related earn-out consideration of $43.7 million, and purchases of capped calls related to convertible senior notes of $36.7 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases, earn-out consideration, deferred acquisition payable, and non-cancelable purchase obligations with remaining terms in excess of one year primarily related to cloud-based software contracts used in operations and minimum commitments for inventory purchases. Total contractual obligations and commitments as of June 30, 2026 were $1,195.6 million, of which $662.3 million was payable within 12 months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to interest rate fluctuations relates primarily to our cash and cash equivalents and available-for-sale investments.

We had cash and cash equivalents, short-term available-for-sale investments, and long-term available-for-sale investments totaling $841.0 million and $928.8 million, as of June 30, 2026 and December 31, 2025, respectively, which were held for working capital, capital expenditure, and general corporate purposes. As of June 30, 2026, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term available-for-sale investments are comprised of government and government agency securities and corporate bonds. Our available-for-sale investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes and we do not believe there is associated material exposure to interest rate risk.

In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030 (the “2030 Convertible Notes”), and in May 2026 we issued $402.5 million aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Convertible Notes” and, collectively with the 2030 Convertible Notes, the “Convertible Notes”). The Convertible Notes do not bear regular interest and their principal amount will not accrete; accordingly, we do not have economic interest rate exposure on the Convertible Notes. However, we may be required to pay special interest under certain circumstances in accordance with the terms of the Convertible Notes. For additional details on the Convertible Notes see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Foreign Currency Risk

While we have operations in the United Kingdom, Canada, the European Union, Australia, and Japan, a substantial majority of our operations are in the United States for the six months ended June 30, 2026 and 2025. Accordingly, we believe we do not have a material exposure to foreign currency risk. We expect to continue to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of June 30, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 14 – Commitments and Contingencies included in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding legal proceedings in which we are involved.

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
•Our investments in and use of artificial intelligence may not produce the benefits we expect and could adversely affect our business, financial condition, and results of operations.
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

•We operate in a highly regulated, dynamic environment and are subject to an increasing number of laws and regulations as a result of the various components of our existing business, including telehealth, pharmacy, compounding, our expansion into new areas such as peptide development and laboratory testing services and operations, our expansion into artificial intelligence, and our expansion into new markets. If we fail to comply with applicable laws and/or governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
•We have been, and in the future may be, subject to actions and public statements by U.S. federal and state government officials and agencies, which could materially and adversely affect our business, financial condition, results of operations and reputation.
•From time to time we are subject to legal and regulatory proceedings and inquiries, any of which may be costly to defend and could materially harm our business and results of operations.
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
•Our use, disclosure, and other processing of personal information, including health information, is subject to extensive U.S. federal, state, provincial, and foreign privacy and security laws and regulations, and any alleged or actual failure to comply with those requirements could materially adversely affect our business.
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
•market penetration;
•marketing resources and effectiveness;
•partnerships and alliances;
•relationships with Providers, suppliers and partners; and
•regulatory compliance resources.

If we are unable to successfully compete with existing and potential competitors, our business, financial condition, and results of operations could be adversely affected.

Our investments in and use of artificial intelligence may not produce the benefits we expect and could adversely affect our business, financial condition, and results of operations.

We have made, and expect to continue to make, significant investments in AI-enabled capabilities to enhance the customer experience, improve customer service and operational efficiency, support provider and internal workflows, develop new products and features, and strengthen our technology platform. By leveraging data generated through our integrated platform, we seek to improve the performance and effectiveness of our products, services, and technology platform. These investments have required and will require significant expenditures on technology, infrastructure, and specialized talent, and may take longer than expected to develop, deploy, or achieve meaningful adoption or commercial benefit. If these investments fail to produce the benefits we expect or generate an adequate return on the anticipated timeline, our business, financial condition, and results of operations could be adversely affected.

The development and deployment of AI involve significant risks, and there can be no assurance that our AI-enabled capabilities will perform as intended or improve our products, services, operations, or profitability. AI may produce inaccurate, incomplete, or misleading outputs, biased results, or other unintended outcomes that adversely affect customer interactions, provider workflows, operational efficiency, or other aspects of our business. Any actual or perceived failure of our AI-enabled capabilities, or concerns regarding the use of AI in healthcare, could result in customer dissatisfaction, regulatory scrutiny, litigation, reputational harm, or increased operating costs. The continuous development, testing, maintenance, and deployment of our AI-enabled capabilities may also increase the cost profile of our offerings and may involve unforeseen difficulties or errors.

The legal and regulatory framework governing AI is rapidly evolving, and existing or future laws relating to healthcare, telehealth, consumer protection, intellectual property, advertising, privacy, and AI may apply to our AI-enabled products and services in ways that remain uncertain. See the risk factor titled "Our use, disclosure, and other processing of personal information, including health information, is subject to federal, provincial, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, the Pharmacies, our revenue, our business, and/or our financial condition.” Complying with new or evolving legal requirements may require us to modify, delay, or discontinue certain AI-enabled capabilities, increase our compliance costs, or otherwise adversely affect our business.

Our AI initiatives also depend on our ability to attract and retain specialized talent and maintain access to third-party technologies and infrastructure, including AI models, cloud computing services, and processing hardware, and we face significant competition from companies developing AI-enabled healthcare and digital health technologies. If our AI strategy, investments, or AI-enabled capabilities fail to perform as expected, are delayed, do not compete effectively with our comeptitors’ offerings, fail to gain customer or provider acceptance, or otherwise do not achieve the benefits we expect, our business, reputation, financial condition, and results of operations could be adversely affected.

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

Expanding our business to attract customers, Providers, and suppliers in countries other than the United States is a core pillar of our long-term growth strategy. For instance, in July 2025, we completed the acquisition of Zava, a digital health platform with operations in the United Kingdom, Germany, Republic of Ireland, France, and Spain, and in November 2025, we completed the acquisition of Medici, a digital health platform with operations in Canada. In June 2026, we completed the acquisition of Eucalyptus, an Australia-based digital health company that operates in Australia, the United Kingdom, Germany, Canada, and Japan. An important part of targeting international markets is increasing our brand awareness and establishing relationships with partners internationally. Conducting business internationally involves a number of risks, including:
•uncertain legal and regulatory requirements applicable to telehealth and prescription medication, including compounding and asynchronous care;
•our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities and pharmaceutical fulfillment;
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

None of our call centers, Partner Pharmacies, shipping providers, contract manufacturers, AWS, or other third-party service providers has an obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these third-party service providers on commercially reasonable terms, if our agreements with these providers are prematurely terminated, or if in the future we add additional data, call center, or pharmacy providers, we may experience costs or downtime in connection with the transfer to, or the addition of, such new providers. If these third-party service providers were to increase the cost of their services, we may have to increase the price of our offerings, and our results of operations may be adversely impacted.

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

Risks Related to Laws and Regulations

From time to time, we are subject to legal and regulatory proceedings and inquiries, any of which may be time-consuming and costly to defend and could materially harm our business and results of operations.

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

Litigation, regulatory inquiries, and regulatory proceedings, particularly those involving healthcare, pharmaceuticals, consumer protection, data privacy, securities, or class actions, could be protracted and expensive, and their outcomes are inherently difficult to predict. For example, in October 2023, the FTC issued to us a Civil Investigative Demand requesting information regarding the Company's privacy, advertising, subscription, and cancellation practices as part of a non-public investigation related to the FTC Act and ROSCA. In July 2026, the FTC, along with the Utah Division of Consumer Protection and Los Angeles County on behalf of the People of the State of California, filed a complaint in the United States District Court for the Northern District of California against the Company alleging violations of Section 5 of the FTC Act and certain provisions of ROSCA and analogous state statutes seeking a permanent injunction, monetary relief for an unspecified amount, civil penalties, and other relief as determined by the court. As of June 30, 2026, we had recorded an accrual of approximately $60 million for estimated probable losses in connection with this matter. The amount of the accrual may decrease or increase materially in future periods as the litigation progresses and additional information becomes available. There can be no assurance that we will prevail in the litigation or otherwise achieve a favorable outcome, and the defense or resolution of this matter could involve significant monetary costs or penalties and could materially adversely affect our financial condition or results of operations, or business. In addition, any non-monetary remedies or compliance obligations imposed in connection with the resolution of this matter could adversely affect our business operations. Additionally, in February 2026, we received a letter from the staff of the Securities and Exchange Commission, Division of Enforcement, notifying us that it had opened an investigation and requesting that we preserve certain documents and information concerning our public statements and disclosures regarding compounded semaglutide and related business relationships (the “SEC Investigation”). We are cooperating with the SEC Investigation but are unable to predict when or how this matter will be concluded, including any financial impact.

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

The operations of our Pharmacies, Partner Pharmacies and any affiliated pharmacies are subject to extensive regulation in the United States and internationally. Such statutes and regulations govern various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; compounding of prescription medications; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; and reporting to various enforcement or regulatory authorities.

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

In the United Kingdom, pharmacies, pharmacists, and pharmacy technicians are regulated by the General Pharmaceutical Council (the “GPhC”), which sets standards for the safe and effective provision of pharmacy services, including those provided at a distance (such as online and mail-order pharmacies). Pharmacies must be registered with the GPhC and are subject to regular inspections to ensure compliance with pharmacy standards, including those relating to the storage, dispensing, labeling, and distribution of medicines, as well as patient counseling and record-keeping. UK pharmacies may promote their pharmacy services, including online services, but are strictly prohibited from promoting prescription-only medicines to the general public. Advertising of pharmacy services must comply with the guidance of the GPhC and the Medicines and Healthcare products Regulatory Agency (the “MHRA”). Any promotion of prescription medicines must be directed only to healthcare professionals.

In Canada, pharmacies, pharmacists, and pharmacy technicians are regulated at the provincial and territorial level by pharmacy regulatory authorities. These authorities set standards for the safe and effective provision of pharmacy services, including services provided at a distance, such as online and mail‑order pharmacies. Pharmacies must be licensed or accredited by their provincial or territorial regulator and are subject to inspection to ensure compliance with applicable standards, including those relating to the storage, preparation, dispensing, labeling, distribution of medicines, patient counseling, and record‑keeping. Canadian pharmacies may promote their pharmacy services, including online services, but are prohibited from advertising prescription drugs to the general public. Any promotion of prescription medicines must be directed only to healthcare professionals and must comply with Health Canada’s advertising requirements and applicable provincial and territorial professional conduct rules.
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

In the United States, our compounding activities are subject to FDA and state oversight, and we may face regulatory, compliance, or enforcement risks in connection with our compounded offerings. For instance, compounding pharmacies and

503B outsourcing facilities have been subject to increased scrutiny of their compounding activities by the FDA and state governmental agencies. In December 2025, our Outsourcing Facility received a warning letter noting the failure to submit an adverse event report and a deficiency with the Outsourcing Facility’s procedures for reporting adverse events in violation of Section 503B of the Federal Food, Drug, and Cosmetic Act (the “FDCA”), to which we timely responded. While we do not expect this inquiry will have a material impact on our business or operations, there can be no assurance that the FDA will be satisfied with the adequacy of our responses.

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

Further, in February 2025, we acquired a peptide manufacturing facility (and related assets). This is an operational area where we have not operated previously as an organization. As an FDA-registered API manufacturer, we are subject to regulatory requirements, including provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We are also subject to California Department of Public Health (“CDPH”) Food & Drug Branch oversight as a CDPH-registered drug manufacturer and are required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API.

Additionally, we began offering laboratory testing services in November 2025, which subjects us to licensure and certification requirements and federal, state, and local laws and regulations applicable to laboratory testing, including the FDCA, the Clinical Laboratory Improvement Amendments (the “CLIA”), and similar state laws. This also results in additional oversight by various regulatory agencies, including the Centers for Medicare & Medicaid Services (the “CMS”) and the FDA within HHS on the federal side, as well as state and local departments of health responsible for regulating clinical laboratory testing within the jurisdictions where we will conduct laboratory testing or from which we receive specimens. We may also become subject to additional state licensure requirements applicable to entities engaging in the distribution of prescription medical devices and products depending on how we integrate the laboratory testing services into our current customer offerings.

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

In addition, as a result of international acquisitions and expansion, we currently have operations in the United States, the United Kingdom, Australia, Japan, Canada, and the European Union (in Germany, the Republic of Ireland, France, and Spain). The foregoing jurisdictions impose varying legal and regulatory requirements relating to, among other things, the provision of telehealth services and pharmacy services, the advertising of prescription products, compounding, and data protection. Failure to appropriately manage compliance across these jurisdictions could result in consequences such as enforcement actions, reputational harm, or limitations on our ability to operate or expand in these markets, which could adversely affect our business, financial condition or results of operations.

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

We have recently been, and in the future may be, the subject of public statements and actions by U.S. government officials and agencies. For instance, in September 2025, we received warning letters from the U.S. Food and Drug Administration with respect to statements on our websites regarding compounded semaglutide products and the statements’ compliance with the

Federal Food, Drug, and Cosmetic Act, in February 2026 the U.S. Department of Health and Human Services (“HHS”) issued a statement on X indicating that it had referred us to the Department of Justice for investigation for potential violations of the Federal Food, Drug, and Cosmetic Act and applicable Title 18 provisions, and in February 2026 the FDA issued a statement, directly naming our company, that the agency intends to restrict GLP-1 active pharmaceutical ingredients intended for use in non-FDA-approved compounded drugs that are being mass-marketed as similar alternatives to FDA-approved drugs.

We cannot predict the timing, scope or outcome of any investigation, enforcement action or other proceeding that results from, or is related to, such public statements and actions. Any such investigation, enforcement action or other proceeding could require significant management attention and resources, result in substantial legal fees and other costs, and divert attention from our business operations. In addition, the public nature of statements by U.S. government officials and agencies and the pendency of any investigation, enforcement action or other proceeding related thereto may prompt additional regulatory scrutiny, including investigations, enforcement actions, or other proceedings, by other governmental officials and agencies at the federal or state level. These investigations, enforcement actions, and other proceedings by other state and federal governmental officials and agencies could be broader in scope than public statements and actions currently suggest and impact other parts of our business and operations. Further, such public statements and the pendency of any investigation, enforcement action or other proceeding related thereto may negatively affect our public reputation and relationships with customers, healthcare providers, investors, and business partners. If any investigation, enforcement action, or proceeding results in findings adverse to us, we could be subject to civil or criminal penalties, fines, injunctions, consent decrees, restrictions on our ability to operate our business, exclusion from participation in certain programs, or other sanctions. Any such outcome could have a material adverse effect on our business, financial condition, and results of operations.

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

The penalties for violating the Anti-Kickback Law can be severe. Violations of the Anti-Kickback Law may be established without proving specific intent to violate the statute, and may be punishable by civil, criminal and administrative fines and penalties, damages, imprisonment, and exclusion from participation in federal healthcare programs. Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private insurers.

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

We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses, unapproved drugs, or in a false or misleading manner, or if the FDA determines that any of our compounded products do not meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable.

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

It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, or with respect to the United Kingdom, the European Union, and Canada, the promotion of prescription only medicines to the general public (which is prohibited), and could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement or local advertising requirements in the United Kingdom, the European Union, and Canada. In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA determines that such products do not meet the requirements for exemption, the FDA could subject us, our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, such as the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Our product offerings include proprietary product formulas that we market as cosmetic products. In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products, and we could similarly be subject to enforcement action if we market our cosmetic products using drug claims or otherwise promote them for non-cosmetic purposes. Other federal, state, or foreign enforcement authorities might also take action against us or our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements. In addition, Section 503A requires the pharmacy to obtain individual prescriptions establishing that the compounded drug is necessary for each drug prescribed for each of our customers, and also limits compounded drugs that are “essentially copies” of commercially available FDA-approved drugs, including those with the same route of administration. These restrictions create limitations on our ability to market compounded drugs that have the same active ingredients and route of administration as FDA-approved drugs.

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

Any regulatory or legal enforcement actions by the FDA or other federal, state, or foreign enforcement authorities against us, our Facilities, Partner Pharmacies, Manufacturing Suppliers, Affiliated Medical Groups or Providers could result in lawsuits, which even if unfounded can be costly and distracting, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.

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

Our use, disclosure, and other processing of personal information, including health information, is subject to federal, provincial, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, the Pharmacies, our revenue, our business, and/or our financial condition.

Numerous U.S. federal, state, provincial, and foreign laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, integrity, and other processing of health information and other types of personal data or personal information. We have developed and maintain policies and procedures with respect to health information and personal information that we use or disclose in connection with our operations, including the adoption of administrative, physical, and technical safeguards to protect such information. As our business operations continue to develop, including through the launch of new product offerings or the development of new services, we may collect additional sensitive health and personal information from our customers that could create additional compliance obligations and may increase our exposure to compliance and regulatory risks regarding the protection and dissemination of such information.

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”), which establishes a set of national privacy and security standards for the protection of protected health information by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services. We believe that, because of our operating processes, in relation to our customers, we are not a covered entity or a business associate under HIPAA. However, to the extent we begin accepting payment from third parties or insurance providers, we may become subject to HIPAA in relation to our customers and could face penalties and fines if we fail to comply with applicable requirements of HIPAA and its implementing regulations. Regardless of whether or not we meet the definition of a covered entity or business associate under HIPAA, we have executed business associate agreements with certain other parties and have assumed obligations that are based upon HIPAA-related requirements.

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of personal information. These laws establish differing requirements regarding, among other things, the collection, use, disclosure, retention, safeguarding, breach notification, cross-border transfer, and other processing of personal information, including health information. This complex, dynamic legal landscape regarding privacy, data protection, information security, and, in particular, artificial intelligence creates significant compliance burdens for us, the Affiliated Medical Groups, the Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. For example, in July 2026, the FTC filed a complaint against the Company alleging violations of Section 5 of the FTC Act and certain provisions of ROSCA and analogous state statutes with respect to the Company's privacy, advertising, subscription, and cancellation practices. The defense or resolution of this matter could materially adversely affect the Company’s financial condition, results of operations, or business.

While we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health information and other personal or confidential information is transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules, and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health information and other personal or confidential information to us. If we or these third parties are found to have violated such laws, rules, or regulations, it could result in government-imposed fines, orders requiring that we or these third parties change our or their practices, or criminal charges, which could materially and adversely affect our business. Complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.

For example, the California Consumer Privacy Act and the California Privacy Rights Act require, among other things, covered companies to provide certain disclosures to California consumers and afford such consumers abilities to opt-out of certain sales of personal information. Similar legislation has been proposed or adopted in other states.
In Australia, the Privacy Act 1988 (Cth), together with applicable health information, cybersecurity, and consumer protection laws, governs the collection, use, disclosure, and protection of personal information, including health information, which is afforded additional protections under Australian law. These laws impose obligations relating to governance, transparency, security, accountability, and breach response, and Australian regulators, including the Office of the Australian Information Commissioner (“OAIC”) and the Australian Competition and Consumer Commission (“ACCC”), have broad investigative and enforcement powers with respect to privacy and certain consumer protection matters. Actual or alleged noncompliance may result in regulatory investigations, substantial penalties, complaints, class action litigation, increased compliance and operational costs, reputational harm, and restrictions on our ability to collect, use, disclose, or otherwise process personal information in Australia.

In Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”), together with applicable provincial privacy and health information laws, governs the collection, use, disclosure, safeguarding, and, in certain circumstances, breach reporting of personal information, including personal health information. Actual or alleged noncompliance may result in regulatory investigations, fines, penalties, private rights of action, increased compliance costs, and reputational harm.

In the European Union, the General Data Protection Regulation (“GDPR”) imposes strict obligations on the ability to process health-related and other personal data, including in relation to security (which requires the adoption of administrative, physical and technical safeguards designed to protect such information), collection, use and transfer of personal data. These obligations include, without limitation, several transparency requirements relating to communications with data subjects regarding the processing of their personal data, ensuring an appropriate legal basis or condition applies to the processing of personal data, limitations on the retention of personal data, increased requirements pertaining to health data, notification of data processing obligations or security incidents to the competent national data protection authorities and/or data subjects, the security and confidentiality of the personal data, and various rights that data subjects may exercise with respect to their personal data.

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

The EU GDPR and UK GDPR impose strict rules on the transfer of personal data out of the European Economic Area (the “EEA”) and the United Kingdom, respectively, to other regions outside the EEA/UK, or third countries, that have not been deemed to offer “adequate” privacy protections by the competent data protection authorities, including the United States in certain circumstances, unless a derogation exists or adequate international transfer safeguards are put in place. Violations of the EU GDPR or UK GDPR may result in significant administrative fines, regulatory investigations, and claims by regulators, data controllers, or data subjects.

In Japan, the Act on the Protection of Personal Information (“APPI”) governs the processing of personal information and imposes obligations relating to, among other things, transparency, consent, third-party disclosures, security, breach reporting, and cross-border transfers of personal information. Health and medical information is generally treated as “special care-required personal information” and is subject to heightened protections under the APPI. Actual or alleged noncompliance may require changes to our systems, practices, and privacy disclosures and may result in regulatory action, penalties, and other liability.
We also publish statements to our customers through our privacy policy that describe how we handle health information or other personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. Any of the foregoing consequences could seriously harm our business and our financial results. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit customers’ use and adoption of, and reduce the overall demand for, our platform. Any of the foregoing consequences could have a material adverse impact on our business and our financial results.

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

For example, aspects of the California Consumer Privacy Act, the California Privacy Rights Act, and similar state privacy laws continue to evolve through legislative developments, regulatory guidance, and enforcement. These laws and regulations each require particular assessment for compliance, and we may be required to modify our practices in an effort to comply with them, which may impact demand for our offerings.

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

Additionally, in the European Union and the United Kingdom, the legal and regulatory framework governing privacy, data protection, and international data transfers continues to evolve through legislative developments, judicial decisions, regulatory guidance, and enforcement activity. For example, in July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework (which was followed in October 2023 with the adoption of an adequacy decision in the United Kingdom for the UK-United States Data Bridge). However, the adequacy decision does not foreclose, and continues to face, legal challenges, and the ongoing legal uncertainty may increase our costs and our ability to efficiently process personal data from the EEA or the UK. Under the EU GDPR and UK GDPR, data protection authorities in these territories have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects.

In Australia, the legal and regulatory framework governing privacy, health information, cybersecurity, consumer protection, and artificial intelligence continues to evolve and has become increasingly enforcement-driven. Recent and proposed reforms to the Privacy Act 1988 (Cth) have expanded the powers of the OAIC increased available penalties, introduced additional enforcement mechanisms, and strengthened expectations regarding governance, transparency, security, and accountability. Regulators, including the OAIC and the ACCC, are increasingly scrutinizing digital products, customer acquisition channels, online choice architecture, subscription models, profiling, personalized marketing, and the development and deployment of artificial intelligence systems. These developments may require us to modify our products, services, systems, or business practices, increase our compliance costs, or subject us to increased regulatory scrutiny, investigations, litigation, penalties, or other liability.

In Japan, the APPI is subject to periodic review and amendment. Most recently, amendments promulgated in July 2026 are expected to strengthen available enforcement measures, including through the introduction of a surcharge regime for certain violations, with additional implementing rules, cabinet orders, and regulatory guidance expected to follow. As these requirements continue to develop, we may be required to modify our systems, products, services, privacy practices, or compliance programs, which could increase our compliance costs or expose us to additional regulatory scrutiny or liability.

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

In the ordinary course of our business, we collect, store, use and disclose sensitive data, including health information and other types of personal information. We also process and store, and use additional third parties to process and store, confidential and proprietary information such as intellectual property and other proprietary business information, including that of our customers, the Providers on our platform, and partners. Our customer information is encrypted but not always de-identified. We manage and maintain our platform and data utilizing a combination of managed data center systems and cloud-based computing center systems.

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

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Like other companies, we are subject to cybersecurity threats and cybersecurity incidents from time to time. For example, in early February 2026, we identified a cybersecurity incident (the “Incident”) in which an unauthorized third party gained access to certain of our systems by means of a social engineering attack on two employees. In response to the Incident, we promptly initiated our cybersecurity response plans and took steps to assess, contain, and remediate the unauthorized activity, including isolating the affected systems, launching an investigation with the assistance of external cybersecurity advisors, and coordinating with law enforcement. We have completed the required regulatory and individual notifications.

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

Risks Related to Our Results of Operations and Capital Resources

We may not be able to maintain our profitability in any given period.

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2025, we had net income of $128.4 million, and Adjusted EBITDA of $318.0 million, compared to net income of $126.0 million and Adjusted EBITDA of $176.9 million for the year ended December 31, 2024. There can be no assurance that we will be able to maintain our profitability in any given period. For example, for the three and six months ended June 30, 2026, we had net loss of $86.3 million and $178.4 million, respectively. We have incurred more losses than profits since our inception, and have an accumulated deficit of $292.2 million as of June 30, 2026. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability in any given period as we expect to continue to invest significant additional funds towards growing our platform, including through acquisitions, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring certain employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of equity and convertible debt instruments, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the years ended December 31, 2025, 2024, and 2023, we may not generate positive cash flows from operations in any given period.

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

Our plans for funding the Eucalyptus acquisition may be adversely affected to the extent there are lower-than-expected operating results or significant financial market disruptions.

In connection with our acquisition of Eucalyptus, which closed on June 1, 2026, we agreed to pay up to $1.15 billion of aggregate consideration, subject to certain adjustments. The consideration includes deferred payments payable through December 1, 2027 and potential earn-out consideration payable through early 2029. We expect to fund any cash portion of our future payment obligations with cash on hand, including cash generated from future operations, and may choose to obtain additional financing by accessing the capital markets, which may include the issuance of equity or convertible debt securities. We also have the ability, at our option, to satisfy a significant majority of our deferred and earn-out consideration obligations through issuances of equity to certain former Eucalyptus equityholders rather than cash payments. If our operating results are lower than expected or significant market disruptions occur, our cash on hand and available liquidity may be insufficient to fund the consideration in cash, or may limit our ability to issue debt or equity securities. In that case, we may choose to issue equity to certain Eucalyptus equityholders to satisfy some of our payment obligations, which would be dilutive to our existing shareholders. See the risk factors titled “Risks Related to Our Business—Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business, financial condition, and results of operations. Additionally, if we are not able to identify and successfully acquire suitable businesses, our results of operations and prospects could be harmed” and “Risks Related to Our Results of Operations and Capital Resources—We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.”

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services, or enhance our existing platform and associated offerings, enhance our operating infrastructure and acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. For example, in February 2025, we entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a three-year senior secured revolving line of credit in an amount up to $175.0 million. In May 2025, we issued $1.0 billion aggregate principal amount of 0% convertible senior notes due 2030, the total net proceeds from which were $968.7 million. In May 2026, we issued $402.5 million aggregate principal amount of 0% convertible senior notes due 2032, the total net proceeds from which were $389.5 million. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. Any other debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. The possibility of a significant economic downturn, increased interest rates, or disruptions in the global financial markets may make it more difficult to access available capital and may reduce our ability to secure financing on favorable terms. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes.

As of June 30, 2026, we had $12.6 million in letters of credit outstanding under our revolving credit facility sub-limit and $1.4 billion principal amount of indebtedness under the Convertible Notes. We may also incur additional indebtedness, including under our revolving credit facility, to meet future financing needs. Our indebtedness could have significant negative consequences for our securityholders and our business, results of operations and financial condition by, among other things:

•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Convertible Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, our revolving credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the Convertible Notes, and our other indebtedness may limit our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion.

Holders of our Convertible Notes may, subject to limited exceptions, require us to repurchase their notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special and additional interest, if any. Upon maturity of the Convertible Notes, we must pay their principal amount and accrued and unpaid special and additional interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indentures governing the Convertible Notes. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

In addition, our certificate of incorporation includes a provision substantially similar to Section 203 of the DGCL, which may prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time. The indentures governing our Convertible Notes contain certain provisions that could also make a third-party attempt to acquire us more difficult or expensive, including in a transaction that our securityholders may view as favorable.

Our certificate of incorporation designates a state or federal court located within the State of Delaware as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees, or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee, agent, or stockholder, (iii) any action arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim against us governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims arising under the Securities Act, and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act. Notwithstanding the foregoing, the provisions of Article XII of our certificate of incorporation will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Class A common stock under the authorized 2025 Share Repurchase Program during the three months ended June 30, 2026.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Deborah Autor, Director and Chief Policy Officer	Termination	5/20/2026	12/15/2025 - 12/21/2026	Y	14,109
Deborah Autor, Director and Chief Policy Officer	Adoption	5/20/2026	8/18/2026 - 5/18/2028	Y	277,466
Oluyemi Okupe, Chief Financial Officer	Adoption	5/20/2026	9/1/2026 - 9/1/2027	Y	819,730
Soleil Boughton, Chief Legal Officer	Termination	5/21/2026	2/27/2026 - 2/5/2027	Y	645,000
Soleil Boughton, Chief Legal Officer	Adoption	5/21/2026	8/19/2026 - 6/1/2027	Y	723,206
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.

Item 6. Exhibits

Exhibit No.	Description
4.1
Indenture, dated as of May 21, 2026, between Hims & Hers Health, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

4.2
Form of certificate representing the 0.00% Convertible Senior Notes due 2032 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

10.1
Deed of Amendment, effective June 1, 2026, to Securities Sale Deed, dated as of February 19, 2026, by and among Horizon BidCo Pty Ltd ACN 694 778 375, Hims & Hers Health, Inc., Hims, Inc. and the sellers named therein.*

10.2	Form of Confirmation of Base Call Option Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

10.3	Form of Confirmation of Additional Call Option Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2026).

10.4
Amendment No. 3 dated as of May 29, 2026 by and among Hims & Hers Health, Inc. and JPMorgan Chase Bank, N.A., as administrative agent to that certain Credit Agreement dated as of February 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2026).

10.5
Amendment No. 4 dated as of June 26, 2026 by and among Hims & Hers Health, Inc. and JPMorgan Chase Bank, N.A., as administrative agent to that certain Credit Agreement dated as of February 18, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

10.6
Master Receivables Purchase Agreement, dated as of July 1, 2026, among XeCare LLC and Apostrophe Pharmacy LLC, as sellers, and JPMorgan Chase Bank, N.A., as purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

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
August 10, 2026

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)