Form 10-Q
period 2026-09-30
Hims & Hers Health, Inc.
filed 2026-11-09
CIK 1773751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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
Yes ☐ No ☒

As of November 6, 2026, 226,034,799 shares of Class A common stock, par value $0.0001, and 8,377,623 shares of Class V common stock, par value $0.0001, were issued and outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including without limitation the words “believe,” “estimate,” “anticipate,” “expect,” “assume,” “imply,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “could,” “confident,” “confidence,” or “should,” or, in each case, their plural, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our financial and business performance, including with respect to the Hims & Hers platform, our marketing campaigns, investments in innovation, the solutions accessible on our platform, the markets accessible on our platform, and our infrastructure, and the underlying assumptions with respect to the foregoing; potential strategic investments, partnerships, or collaborations, and the expected timing or outcome of any such investments, partnerships, or collaborations; statements relating to events and trends relevant to us, including with respect to our regulatory environment, financial condition, results of operations, short- and long-term business operations, objectives, and financial needs; expectations regarding our mobile applications, market acceptance, user experience, customer retention, brand development, our ability to invest and generate a return on any such investment, customer acquisition costs, operating efficiencies and leverage (including our fulfillment capabilities), the effect of any pricing decisions, changes in our product and offering mix, the timing and market acceptance of any new products or offerings, the timing and anticipated effect of any pending or recently completed acquisitions, the success and utility of our business model, our market opportunity, our ability to scale our business and expand internationally, the growth of certain of our specialties, our ability to innovate on and expand the scope of our offerings and experiences, including through the use of diagnostics, data analytics and AI, our ability to reinvest into the customer experience, our ability to comply with the extensive, complex, and evolving legal and regulatory requirements applicable to our business, including without limitation state and federal healthcare, privacy and consumer protection laws and regulations, and the effect or outcome of litigation or governmental actions or statements in relation to any such legal and regulatory requirements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors.

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
ii

Part I - Financial Information
Item 1. Financial Statements
Hims & Hers Health, Inc.
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$605,604	$228,616
Short-term available-for-sale investments	106,617	348,876
Receivables, net	427,847	32,149
Inventory	107,848	80,128
Prepaid expenses and other current assets	73,186	77,869
Total current assets	1,321,102	767,638
Long-term available-for-sale investments	—	351,263
Goodwill	1,110,684	278,325
Property, equipment, and software, net	391,079	311,930
Intangible assets, net	397,261	196,116
Operating lease right-of-use assets	176,861	137,046
Deferred tax assets, net	121,118	82,707
Other long-term assets	28,757	29,680
Total assets	$3,546,862	$2,154,705
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$515,690	$143,278
Accrued liabilities	200,100	77,039
Deferred revenue	144,074	127,160
Deferred acquisition payable	478,595	1,479
Earn-out consideration	86,638	50,632
Operating lease liabilities	10,850	4,843
Total current liabilities	1,435,947	404,431
Convertible senior notes, net	1,367,393	972,580
Operating lease liabilities	182,513	143,167
Deferred acquisition payable	84,503	5,484
Earn-out consideration	84,128	53,009
Deferred tax liabilities, net	27,961	28,856
Other long-term liabilities	9,120	6,250
Total liabilities	3,191,565	1,613,777
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock – Class A shares, par value $0.0001, 2,750,000,000 shares authorized and 226,020,475 and 218,867,898 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; Class V shares, par value $0.0001, 10,000,000 shares authorized and 8,377,623 shares issued and outstanding as of September 30, 2026 and December 31, 2025	23	23
Additional paid-in capital	711,250	652,383
Accumulated other comprehensive (loss) income	(30,759)	2,294
Accumulated deficit	(325,217)	(113,772)
Total stockholders' equity	355,297	540,928
Total liabilities and stockholders' equity	$3,546,862	$2,154,705
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of
Operations and Comprehensive (Loss) Income (Unaudited)
(In Thousands, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$890,373	$598,976	$2,251,691	$1,729,819
Cost of revenue	381,174	156,918	864,902	440,876
Gross profit	509,199	442,058	1,386,789	1,288,943
Operating expenses:
Marketing	247,280	232,150	731,519	681,247
Operations and support	107,196	76,848	299,180	206,371
Technology and development	69,387	40,577	171,224	108,339
General and administrative	151,482	80,676	426,527	196,559
Total operating expenses	575,345	430,251	1,628,450	1,192,516
(Loss) income from operations	(66,146)	11,807	(241,661)	96,427
Other income (expense):
Change in fair value of equity securities	21,112	—	16,167	—
Change in fair value of liabilities	3,821	(7,626)	(18,048)	(7,626)
Other (expense) income, net	(5,037)	8,042	3,108	16,770
Total other income, net	19,896	416	1,227	9,144
(Loss) income before income taxes	(46,250)	12,223	(240,434)	105,571
Benefit from income taxes	13,210	3,551	28,989	2,193
Net (loss) income	(33,040)	15,774	(211,445)	107,764
Other comprehensive income (loss)	15,278	99	(33,053)	1,245
Total comprehensive (loss) income	$(17,762)	$15,873	$(244,498)	$109,009
Net (loss) income per share attributable to common stockholders, Class A and Class V:
Basic	$(0.14)	$0.07	$(0.91)	$0.48
Diluted	$(0.14)	$0.06	$(0.91)	$0.43
Weighted average shares outstanding, Class A and Class V:
Basic	233,821,898	226,346,815	231,328,459	224,252,467
Diluted	233,821,898	248,675,710	231,328,459	255,552,952
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(In Thousands, Except Share Data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2025	227,245,521	$23	$652,383	$2,294	$(113,772)	$540,928
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	2,226,629	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(39,206)	—	—	(39,206)
Exercise of vested stock options	1,085,188	—	5,008	—	—	5,008
Common stock issued for asset acquisition indemnification holdback	146,402	—	—	—	—	—
Stock-based compensation	—	—	38,251	—	—	38,251
Other comprehensive loss	—	—	—	(6,699)	—	(6,699)
Net loss	—	—	—	—	(92,115)	(92,115)
Balance as of March 31, 2026	230,703,740	23	656,436	(4,405)	(205,887)	446,167
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,153,444	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(23,118)	—	—	(23,118)
Exercise of vested stock options	1,227,255	—	8,022	—	—	8,022
Issuance of common stock under employee stock purchase plan	213,494	—	3,846	—	—	3,846
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(27,308)	—	—	(27,308)
Stock-based compensation	—	—	44,385	—	—	44,385
Other comprehensive loss	—	—	—	(41,632)	—	(41,632)
Net loss	—	—	—	—	(86,290)	(86,290)
Balance as of June 30, 2026	233,297,933	23	662,263	(46,037)	(292,177)	324,072
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,049,811	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(18,908)	—	—	(18,908)
Exercise of vested stock options	50,354	—	252	—	—	252
Stock-based compensation	—	—	67,643	—	—	67,643
Other comprehensive income	—	—	—	15,278	—	15,278
Net loss	—	—	—	—	(33,040)	(33,040)
Balance as of September 30, 2026	234,398,098	$23	$711,250	$(30,759)	$(325,217)	$355,297

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	220,837,209	$22	$719,155	$(324)	$(242,137)	$476,716
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,179,653	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(25,711)	—	—	(25,711)
Exercise of vested stock options	1,274,229	—	3,928	—	—	3,928
Issuance of common stock for acquisition of assets	292,806	—	12,760	—	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	—	6,380	—	—	6,380
Stock-based compensation	—	—	25,543	—	—	25,543
Other comprehensive income	—	—	—	160	—	160
Net income	—	—	—	—	49,485	49,485
Balance as of March 31, 2025	223,583,897	22	742,055	(164)	(192,652)	549,261
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,183,553	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(36,764)	—	—	(36,764)
Exercise of vested stock options	739,789	1	2,568	—	—	2,569
Issuance of common stock under employee stock purchase plan	251,818	—	2,970	—	—	2,970
Purchases of capped calls related to convertible senior notes, net of tax	—	—	(35,520)	—	—	(35,520)
Stock-based compensation	—	—	36,689	—	—	36,689
Other comprehensive income	—	—	—	986	—	986
Net income	—	—	—	—	42,505	42,505
Balance as of June 30, 2025	225,759,057	23	711,998	822	(150,147)	562,696
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	1,031,572	—	—	—	—	—
Payments for taxes related to net share settlement of equity awards	—	—	(32,480)	—	—	(32,480)
Exercise of vested stock options	900,471	—	3,299	—	—	3,299
Repurchases and retirement of common stock	(192,258)	—	(9,479)	—	—	(9,479)
Stock-based compensation	—	—	41,073	—	—	41,073
Other comprehensive income	—	—	—	99	—	99
Net income	—	—	—	—	15,774	15,774
Balance as of September 30, 2025	227,498,842	$23	$714,411	$921	$(134,373)	$580,982
See accompanying notes to unaudited condensed consolidated financial statements.

Hims & Hers Health, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net (loss) income	$(211,445)	$107,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	89,640	36,410
Stock-based compensation	143,455	100,756
Change in fair value of equity securities	(16,167)	—
Change in fair value of liabilities	18,048	7,626
Net accretion on securities	(190)	(1,313)
Benefit from deferred taxes	(36,124)	(9,484)
Impairment of long-lived assets	1,148	531
Amortization of debt discount and issuance costs	5,989	2,790
Non-cash operating lease cost	15,857	7,905
Non-cash acquisition-related costs	38,345	4,961
Non-cash restructuring and other related charges included within cost of revenue	28,462	—
Non-cash other	10,106	(2,129)
Changes in operating assets and liabilities:
Receivables, net	(323,919)	(16,119)
Inventory	(35,218)	(40,103)
Prepaid expenses and other current assets	12,040	(38,263)
Other long-term assets	(25,305)	(5)
Accounts payable	351,189	76,098
Accrued liabilities	76,737	(41,146)
Deferred revenue	5,195	43,079
Earn-out consideration	(12,058)	—
Deferred acquisition payable	(9,089)	—
Operating lease liabilities	(9,405)	(664)
Other long-term liabilities	1,519	—
Net cash provided by operating activities	118,810	238,694
Investing activities
Purchases of available-for-sale investments	—	(713,556)
Maturities of available-for-sale investments	142,522	72,757
Proceeds from sales of available-for-sale investments	448,814	—
Purchases of property, equipment, and intangible assets	(89,050)	(166,657)
Investment in website development and internal-use software	(18,947)	(12,053)
Deferred consideration paid for acquisition	(130,346)	—
Acquisition of businesses, net of cash acquired	(318,108)	(121,773)
Purchases of equity securities	(11,217)	—
Payments for investment earn-outs	(10,000)	—
Net cash provided by (used in) investing activities	13,668	(941,282)
Financing activities
Proceeds from issuance of convertible senior notes, net of debt discount	390,425	970,000
Purchases of capped calls related to convertible senior notes	(36,748)	(47,800)
Proceeds from exercise of vested stock options	13,282	9,796
Payments for taxes related to net share settlement of equity awards	(81,232)	(94,955)
Proceeds from employee stock purchase plan	3,846	2,970
Payments for acquisition-related earn-out consideration	(43,682)	—
Payments for debt issuance costs	(939)	(3,390)
Repurchases of common stock	—	(9,479)
Net cash provided by financing activities	244,952	827,142
Foreign currency effect on cash and cash equivalents	(442)	(216)
Increase in cash, cash equivalents, and restricted cash	376,988	124,338
Cash, cash equivalents, and restricted cash at beginning of period	228,616	221,440
Cash, cash equivalents, and restricted cash at end of period	$605,604	$345,778
Supplemental disclosures of cash flow information
Cash (received) paid for taxes, net of refunds	$(2,168)	$23,430
Cash paid for interest	2,121	—
Non-cash investing and financing activities
Purchases of property, equipment, and intangible assets included in accounts payable and accrued liabilities	$11,718	$36,841
Right-of-use asset obtained in exchange for lease liability	40,166	132,837
Common stock issued, contingent and deferred consideration, additional consideration payable, and liabilities assumed in connection with acquisition of businesses	886,287	193,890
Proceeds from sales of equity securities included in receivables, net	33,583	—
Issuance of common stock in connection with asset acquisition	—	12,760
Common stock to be issued for asset acquisition indemnification holdback	—	6,380

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

The condensed consolidated financial statements as of September 30, 2026 are unaudited. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended December 31, 2025 (the “audited consolidated financial statements”).

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

Except for the reclassification for and addition of receivables, net discussed below and the addition of restructuring and other related charges, there have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended December 31, 2025 that have had a material impact on these unaudited condensed consolidated financial statements and related notes.

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

Receivables, net

Receivables, net primarily consists of manufacturer’s discount and rebate receivables related to the Company’s vendor supply agreements, as well as Platform Partner trade receivables, income tax refund receivables, loss recovery receivables, and other receivables, net. Manufacturer’s discount and rebate receivables are recorded based on the contract terms of the associated vendor supply agreements, are primarily related to the volume of inventory shipped, and totaled $345.3 million as of September 30, 2026, with an immaterial balance as of December 31, 2025. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Loss recovery receivables are recorded when a loss has been incurred, recovery is probable and reasonably estimable, amounts are considered collectible, and there is a direct link between the loss incurred and the reimbursement. Loss recovery receivables, which generally include supplier recoveries, amounts due from suppliers for refunds, or other recoveries related to a breach of contract, totaled $26.0 million as of September 30, 2026. Losses incurred are recorded net of related loss recovery receivables and are included within cost of revenue on the the unaudited condensed consolidated statements of operations and comprehensive (loss) income They are recognized to the extent of the losses incurred when contractual rights exist for recovery. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts, if any, is the Company's best estimate of the amount of expected credit losses on its accounts receivable. The expectation of collectability is based on the Company's review of credit profiles of customers, contractual terms and conditions, current economic trends, and historical payment experience. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. There were immaterial write-offs of balances within receivables, net for the three and nine months ended September 30, 2026 and no write-offs of any balances within receivables, net for the three and nine months ended September 30, 2025. As of September 30, 2026 and December 31, 2025, the Company had no material allowances for doubtful accounts.

The Company sells certain of its eligible receivables to a third-party Purchaser under a receivables purchase facility. XeCare LLC and Apostrophe Pharmacy LLC, each a wholly-owned subsidiary of the Company (each an “RPA Seller” and, collectively, the “RPA Sellers”), are parties to a Master Receivables Purchase Agreement (the “RPA”) with JPMorgan Chase Bank, N.A., as purchaser (the “Purchaser”), providing for an uncommitted facility with an aggregate limit at any time of $400.0 million. Pursuant to the RPA, the RPA Sellers may, subject to the terms and conditions therein, offer to sell certain of their eligible receivables to the Purchaser (“Purchased Receivables”) at a discount. The Company accounts for transfers of receivables under the RPA as sales in accordance with ASC 860, Transfers and Servicing, as the Company has determined that it has surrendered control over the transferred receivables. Accordingly, receivables sold under the RPA are derecognized from the Company’s unaudited condensed consolidated balance sheets at the time of sale, and the related proceeds, net of any discount, are reflected within cash flows from operating activities in the unaudited condensed consolidated statements of cash flows. Limited recourse is available to the Purchaser pursuant to certain indemnity and repurchase obligations described in the RPA in connection with certain representations, warranties and covenants to the Purchaser regarding the Purchased Receivables. No such representation, warranty, or covenant gives the Purchaser recourse against the RPA Sellers in response to credit loss experienced by Purchaser due to any debtor of a Purchased Receivable being insolvent, declining in creditworthiness, or having an inability to pay. In connection with the RPA, the Company agreed to guarantee the performance of the RPA Sellers of their obligations under the RPA. During each of the three and nine months ended September 30, 2026, the RPA Sellers sold receivables with a carrying value of $434.5 million under the RPA for net cash proceeds of $433.3 million, and the Company recognized a discount on sale of receivables of $1.2 million. As of September 30, 2026, the Company continued to service the receivables sold under the RPA, for which it did not recognize a separate servicing asset or liability, as the fee for services performed approximates the value of such services.

Investments

Available-for-sale debt instruments with original maturities at the date of purchase greater than three months and remaining maturities of less than one year are classified as short-term available-for-sale investments on the unaudited condensed consolidated balance sheets. Available-for-sale debt instruments with original maturities at the date of purchase and remaining maturities of greater than one year are classified as long-term available-for-sale investments on the unaudited condensed consolidated balance sheets. The Company initially intends to sell such investments, if any, at or close to maturity. The available-for-sale investments are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss) on the unaudited condensed consolidated statements of operations and comprehensive (loss) income, except for credit losses. The Company determines the cost of the investment sold based on specific identification at the individual security level. The Company records the interest income and realized gains and losses on the sale of these instruments within other (expense) income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Equity securities which the Company currently intends to sell within one year are classified as short-term investments and are included within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. Equity securities which the Company currently does not intend to sell within one year are classified as long-term investments and are included within other long-term assets on the unaudited condensed consolidated balance sheets. Equity securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in change in fair value of equity securities on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Inventory

Inventory primarily consists of finished goods and raw materials that are located at Company-managed and third-party fulfillment warehouses, pharmacies, and storage facilities. Inventory is stated at the lower of cost and net realizable value and inventory cost is determined by the weighted average cost method. Inventory cost is net of manufacturer's discount and rebate receivables, as applicable. The Company reserves for expired, slow-moving, unsellable, and excess inventory by estimating the net realizable value based on the potential future use of such inventory. Management monitors inventory to identify events that would require impairment due to slow-moving, expired, or obsolete inventory and reduces the value of inventory when required.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill balances denominated in non-U.S. dollar currencies are translated into U.S. dollars each reporting period using period-end exchange rates. Goodwill is not amortized but is tested for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company operates as one reporting unit. When testing goodwill for impairment, the Company may first perform an optional qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. Goodwill of $859.8 million was acquired in relation to business combinations during the nine months ended September 30, 2026. No goodwill impairment was recorded for the three and nine months ended September 30, 2026 and 2025.

Impairment of Long-Lived Assets

Long-lived assets include property, equipment, and software and intangible assets subject to amortization. Long-lived assets, including acquired assets from a business combination, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such cases, recoverability of an asset group to be held and used is assessed by comparing the carrying amount of the asset group with its future underlying net undiscounted cash flows without interest charges. If such asset group is considered to be impaired, an impairment is recognized as the amount by which the carrying amount of the asset group exceeds the estimated fair values of the asset group. No impairment of long-lived assets was recorded for the three months ended September 30, 2026. The Company recognized $1.1 million of impairment charges on long-lived assets during the nine months ended September 30, 2026 in general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Impairment charges on long-lived assets were not material for the three and nine months ended September 30, 2025. As a result of recent acquisitions, the Company consisted of four asset groups as of September 30, 2026.

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

The Company’s consolidated revenue primarily comprises online sales of health and wellness products and services through the Company’s websites and mobile applications, including prescription and non-prescription products. In certain contracts that contain prescription products prescribed as the result of a consultation, revenue also includes medical consultation services and post-consultation service, if applicable. For weight loss membership arrangements, revenue includes membership-based services, including access to the Company’s telehealth programs and prescription products, with membership periods ranging from 30 days to 360 days.

The following table presents revenues disaggregated by geography, based on the jurisdiction in which the Company’s consolidated legal entities operate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States Revenue	$657,089	$543,523	$1,808,828	$1,659,501
Rest of the World Revenue	233,284	55,453	442,863	70,318
Total revenue	$890,373	$598,976	$2,251,691	$1,729,819

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

The Company’s contracts primarily include the following performance obligations: access to (i) products, as well as related material rights, as applicable, and (ii) services, primarily consisting of medical consultation services, membership-based access, post-consultation service support, and delivery of laboratory testing results, as applicable. The Company’s contracts that do not contain prescription products primarily have a single performance obligation. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product to the customer. In contracts that contain services, revenue is recognized by the provision of consultation services to the customer, over time on a stand-ready basis for membership-based access, or upon delivery of testing results to the customer for laboratory services. The Company satisfies its performance obligation for products at a point in time, which is primarily upon delivery of the products to a third-party carrier. The Company satisfies its performance obligation for consultation services typically within one day and for membership-based access and post-consultation service support over the contract term. The customer obtains control of the products and services upon the Company’s completion of its performance obligations.

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

For sales through the Company’s websites and mobile applications, payment for prescription medication and non-prescription products is collected from the customer in accordance with contract terms a few days in advance of product shipment, or in the case of prepaid offerings, upfront with subsequent shipments typically occurring monthly, bimonthly, quarterly, or semi-annually. For service revenue, payment is collected either at the time the service is performed or, for Platform Partner arrangements, weight loss membership arrangements, and laboratory testing arrangements, in accordance with contractual terms. Contract liabilities are recorded when payments have been received from the customer for undelivered products or services and are recognized as revenue when the performance obligations are later satisfied. Contract liabilities consisting of balances related to customer prepayments are recognized as current deferred revenue on the unaudited condensed consolidated balance sheets since the associated revenue will be recognized within the following year. As of September 30, 2026 and December 31, 2025, total deferred revenue was $144.1 million and $127.2 million, respectively.

Restructuring and Other Related Charges

In March 2026, the Company announced a strategic shift for its United States weight loss offering ("2026 US WL Announcement"). As a result, the Company evolved its United States weight loss offering to match the Company's global approach towards providing access to branded glucagon-like peptide-1 receptor agonist (“GLP-1”) medications, and offering access to compounded GLP-1 medications through the platform on a limited scale. For the three and nine months ended September 30, 2026, the Company recorded $3.8 million and $41.9 million, respectively, in non-recurring restructuring and other related charges on the unaudited condensed consolidated statements of operations and comprehensive (loss) income in connection with the 2026 US WL Announcement. For the three months ended September 30, 2026, all $3.8 million is presented within operating expenses. For the nine months ended September 30, 2026, $28.5 million and $13.4 million are presented within cost of revenue and operating expenses, respectively.

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

Certain payments to selling shareholders who are also continuing employees of Eucalyptus are accounted for as post-combination compensation expense as the payments are linked to continued service. These payments primarily relate to (i) the acceleration of unvested equity options held by continuing employee shareholders at closing, (ii) the service-based portion of cash payments to continuing employee shareholders, contingent on continued service through the original equity vesting schedules, and (iii) earn-out payments to continuing employee shareholders contingent on both continued service and the achievement of revenue and adjusted EBITDA performance targets. The Company recognized $6.0 million of compensation expense at closing which was recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The remaining compensation amounts, totaling up to $131.3 million as of the acquisition date, will be recognized over the respective service periods through the applicable vesting or earn-out payment dates, assuming payment is probable and reasonably estimable.

The Company incurred acquisition costs of $11.4 million directly related to the acquisition which were recorded within general and administrative expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

From the acquisition date through September 30, 2026, revenue recognized related to Eucalyptus represented approximately 15% and approximately 10% of total consolidated revenue for the three and nine months ended September 30, 2026, respectively. On a pro forma basis, giving effect to the acquisition as if it had been completed on January 1, 2025, revenue attributable to Eucalyptus would have represented approximately 15% of the Company’s total consolidated revenue for each of the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, and approximately 10% of the Company’s total consolidated revenue for the nine months ended September 30, 2025. Additionally, earnings attributable to Eucalyptus generated during the period after the acquisition date were not considered material. Historical and pro forma disclosures related to the earnings impact of the acquisition have not been presented, as they are not considered meaningful or relevant to the evaluation of the Company’s consolidated operations.

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

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed based on the exchange rate on the closing date (in thousands):

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

The acquisition was accounted for as a business combination under the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments which did not have a material impact on goodwill. The following table summarizes the acquisition date fair values of assets acquired and liabilities assumed, inclusive of measurement period adjustments, based on the exchange rate on the closing date (in thousands):

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

C S Bio Co.

In February 2025, the Company acquired via an asset purchase agreement certain manufacturing assets from C S Bio Co. (the “Seller”), a company located in the United States. The Company entered into the asset purchase agreement in order to strengthen its supply chain capabilities. The total cash and Class A common stock consideration payable and issuable in connection with the closing of the transaction is up to $39.1 million, consisting of: (i) upfront cash and Class A common stock consideration of $32.7 million; and (ii) additional maximum of $6.4 million in Class A common stock consideration payable on the one year anniversary of closing in accordance with the terms of the asset purchase agreement. A maximum additional amount of $32.7 million in cash and/or Class A common stock consideration is payable to the Seller upon satisfying certain earn-out conditions. This earn-out payment is subject to a continued service condition, as defined in the asset purchase agreement, by the Seller’s chief executive officer, and is therefore accounted for as post-transaction compensation expense when payout becomes probable and is reasonably estimable. Additionally, as part of the transaction, the Company entered into a transition services agreement with the Seller under which the Company will receive certain services and technical support during the period of transition.

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

4. Investments

Available-for-sale investments as of September 30, 2026, consist of the following (in thousands):

	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government and government agency	$83,676	$—	$(707)	$82,969
Corporate bonds	23,893	—	(245)	23,648
Total short-term available-for-sale investments	$107,569	$—	$(952)	$106,617

As of September 30, 2026, the Company also had investments in short-term equity securities with an adjusted cost of $3.5 million, unrealized gains of $3.5 million, and a fair value of $7.0 million, all of which are recorded within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheets. During each of the three and nine months ended September 30, 2026, the Company recorded a realized gain on the sale of an investment in short-term equity securities of $17.1 million. Additionally, the Company had investments in long-term equity securities with an adjusted cost and fair value of $11.2 million, with no unrealized gains or losses, all of which are recorded within other long-term assets on the unaudited condensed consolidated balance sheets.

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

As of December 31, 2025, the Company also had investments in equity securities with an adjusted cost of $20.0 million, unrealized gains of $4.4 million, and a fair value of $24.4 million, all of which are recorded within other long-term assets on the condensed consolidated balance sheets.

5. Inventory

Inventory consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$70,728	$26,977
Raw materials	37,120	53,151
Total inventory	$107,848	$80,128

As of September 30, 2026 and December 31, 2025, inventory classified as work-in-process was not material.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$37,005	$37,889
Vendor deposits	13,611	35,606
Other current assets	22,570	4,374
Total prepaid expenses and other current assets	$73,186	$77,869

7. Property, Equipment, and Software, Net

Property, equipment, and software, net consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Facility equipment and other tangible property	$109,536	$83,171
Purchased and internal-use software and website development	66,593	51,140
Leasehold improvements	57,423	15,925
Assets not placed in service	238,925	214,283
Total property, equipment, and software	472,477	364,519
Less: accumulated depreciation and amortization	(81,398)	(52,589)
Total property, equipment, and software, net	$391,079	$311,930

Depreciation and amortization expense for property, equipment, and software was $10.9 million and $8.5 million for the three months ended September 30, 2026 and 2025, respectively, and $31.1 million and $22.3 million for the nine months ended September 30, 2026 and 2025, respectively.

There were no impairment charges for property, equipment, and software for the three months ended September 30, 2026. Impairment expense for property, equipment, and software was $1.1 million for the nine months ended September 30, 2026. Impairment charges for property, equipment, and software were not material for the three and nine months ended September 30, 2025.

8. Goodwill and Intangible Assets, Net

Goodwill

The changes in the carrying value of goodwill for the period presented are as follows (in thousands):

Carrying Value
Balance as of December 31, 2025	$278,325
Addition from acquisitions and related adjustments(1)	858,813
Foreign currency translation adjustments	(26,454)
Balance as of September 30, 2026	$1,110,684
______________
(1)Includes the goodwill acquired in connection with the YourBio merger and Eucalyptus acquisition, as well as measurement period adjustments related to the fair values of the assets acquired and liabilities assumed in the Zava business combination. These adjustments did not have a material impact on goodwill. See Note 3 – Acquisitions for further details.

Intangible assets, net

Intangible assets, net as of September 30, 2026 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Trade names	$124,041	$(30,862)	$93,179	2.5
Platform partnerships	96,659	(10,069)	86,590	10.8
Developed intellectual property	89,300	(4,448)	84,852	14.3
Developed technology	81,950	(11,774)	70,176	3.6
Customer relationships	51,631	(15,530)	36,101	1.5
503B pharmacy license	28,596	(5,958)	22,638	7.9
Other	15,234	(11,509)	3,725	7.1
Intangible assets, net	$487,411	$(90,150)	$397,261	7.3

Intangible assets, net as of December 31, 2025 consist of the following (in thousands):

	Gross Amount	Accumulated Amortization and Impairment	Net Carrying Value	Weighted Average Remaining Useful Life (Years)
Platform partnerships	$99,964	$(4,165)	$95,799	11.5
Trade names	33,031	(14,951)	18,080	2.3
503B pharmacy license	28,596	(3,813)	24,783	8.7
Developed technology	27,796	(2,921)	24,875	4.3
Customer relationships	18,081	(3,424)	14,657	1.7
Other	23,331	(5,409)	17,922	2.7
Intangible assets, net	$230,799	$(34,683)	$196,116	7.8

Amortization expense for intangible assets was $27.3 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively, and $58.5 million and $14.1 million for the nine months ended September 30, 2026 and 2025, respectively.

There were no impairment charges on intangible assets for the three and nine months ended September 30, 2026 and 2025.

Amortization that will be charged to expense over the remaining life of the intangible assets subsequent to September 30, 2026 is as follows (in thousands):

The remainder of 2026	$25,498
2027	97,689
2028	76,670
2029	48,313
2030	25,283
2031 and thereafter	123,808
$397,261

9. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Legal contingencies	$62,500	$—
Product and shipping	27,413	7,309
Payroll	26,001	16,103
Tax(1)	24,913	9,636
Marketing	20,160	16,745
Professional services	18,102	9,860
Other accruals	21,011	17,386
Total accrued liabilities	$200,100	$77,039
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

During the nine months ended September 30, 2026, the Company executed or acquired new operating leases, resulting in aggregate additional operating lease right-of-use (“ROU”) assets of $28.7 million, including initial direct costs, along with a corresponding increase of $28.2 million to operating lease liabilities. These amounts are based on the exchange rates on the lease commencement dates, as applicable. Additionally, there were remeasurements of existing operating lease liabilities during the nine months ended September 30, 2026 which resulted in an aggregate adjustment of $19.6 million to the carrying amount of the corresponding ROU assets.

For the three months ended September 30, 2026 and 2025, the Company recorded operating lease costs of $6.7 million and $3.6 million, respectively, including variable operating lease costs of $0.7 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded operating lease costs of $17.4 million and $8.5 million, respectively, including variable operating lease costs of $1.6 million and $0.6 million, respectively.

For the nine months ended September 30, 2026 and 2025, operating cash flows used for operating leases were $9.5 million and $0.7 million, respectively. As of September 30, 2026, the weighted average remaining lease term and weighted average discount rate, including for renewal options the Company is reasonably certain to exercise, was 12.4 years and 6.0%, respectively.

Future minimum lease payments under the Company's non-cancelable operating leases with an initial lease term in excess of one year subsequent to September 30, 2026 are as follows (in thousands):

The remainder of 2026	$4,308
2027	22,619
2028	22,552
2029	21,022
2030	20,934
2031 and thereafter	189,965
Gross lease payments	281,400
Less: imputed interest	(88,037)
Present value of net future minimum lease payments	$193,363

11. Variable Interest Entities

As of September 30, 2026, the variable interest entities (“VIEs”) are the Affiliated Medical Groups, which are located in the United States. The Company determined that it is the primary beneficiary of these entities for accounting purposes because it has the ability to direct the activities that most significantly affect the entities’ economic performance and has the obligation to absorb the losses. Under the VIE model, the Company presents the results of operations, cash flows, and the financial position of the VIEs as part of the consolidated financial statements of the Company as if the consolidated group were a single economic entity. The assets of the VIEs can only be used to settle the obligations of the VIEs. There is no noncontrolling interest upon consolidation of the entities. The results of operations and cash flows of the VIEs are also included in the Company’s unaudited condensed consolidated financial statements.

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

As of September 30, 2026 and December 31, 2025, the Company’s unaudited condensed consolidated balance sheets included current assets of $4.6 million and $6.9 million, respectively, and total assets of $4.7 million and $6.9 million, respectively, for the VIEs. As of September 30, 2026 and December 31, 2025, current and total liabilities were $7.1 million and $6.0 million, respectively. All amounts are after elimination of intercompany transactions, balances, and non-cash impact of operating leases.

For the three months ended September 30, 2026 and 2025, the VIEs charged $28.1 million and $95.4 million, respectively, for services rendered. For the nine months ended September 30, 2026 and 2025, the VIEs charged $83.4 million and $319.4 million, respectively, for services rendered. For the three months ended September 30, 2026 and 2025, operations of the VIEs generated net losses of $2.2 million and $7.0 million, respectively, inclusive of administrative expenses. For the nine months ended September 30, 2026 and 2025, operations of the VIEs generated net losses of $3.5 million and $20.5 million, respectively, inclusive of administrative expenses.

12. Fair Value Measurements

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026, is as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$163,774	$—	$—	$163,774
Short-term available-for-sale investments:
Government and government agency	—	82,969	—	82,969
Corporate bonds	—	23,648	—	23,648
Prepaid expenses and other current assets:
Equity securities	7,006	—	—	7,006
Other long-term assets:
Equity securities	—	—	11,217	11,217
Total assets	$170,780	$106,617	$11,217	$288,614
Liabilities
Earn-out consideration, current	$—	$—	$23,600	$23,600
Earn-out consideration, long-term	—	—	46,875	46,875
Total liabilities	$—	$—	$70,475	$70,475

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

The fair values of cash, accounts receivable, accounts payable, and accrued liabilities approximated their carrying values as of September 30, 2026 and December 31, 2025, due to their short-term nature. The current and noncurrent deferred acquisition payable amounts, a significant majority of which is related to the Eucalyptus business combination, are a fixed monetary amount and are therefore not remeasured and are excluded from the table above. As of September 30, 2026, in connection with an amendment to the Zava share purchase agreement during the first quarter of 2026, all contingencies related to the Zava earn-out consideration for fiscal years 2026 and 2027 have been resolved and the final earn-out payment amounts have been determined, with settlement dates in fiscal years 2027 and 2028. As a result, the fair value of the current and noncurrent earn-out consideration related to the Zava business combination approximated their carrying value as of September 30, 2026 due to the payment amounts being fixed, and they are therefore excluded from the table above. The Convertible Notes are recorded at their net carrying amount on the unaudited condensed consolidated balance sheets rather than their fair value, which is a Level 2 measurement, as the Company has not elected the fair value option (refer to Note 13 – Debt for additional detail, including the fair value as of September 30, 2026). All other financial instruments, with the exception of the earn-out consideration discussed below, are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data. During the nine months ended September 30, 2026 and 2025, the Company had no transfers between levels of the fair value hierarchy of its assets measured at fair value.

As of September 30, 2026, in addition to the earn-out consideration discussed above, the Company had earn-out consideration related to the Medici, YourBio, and Eucalyptus business combinations. The fair values of the earn-out consideration related to the Medici business combination, some of which is current and some of which is noncurrent, approximated their carrying values as of September 30, 2026, due to all of the earn-out consideration being paid in cash and the timing of their payout being subject to estimation and, therefore, are excluded from the table above.

The noncurrent earn-out consideration related to the YourBio business combination is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of future sales of certain devices and, therefore, is included in the table above. The fair value of the earn-out consideration is remeasured at each reporting period.

A portion of the current and noncurrent earn-out consideration related to the Eucalyptus business combination is considered post-acquisition employee expense as it is subject to a continued service condition and is not contingent consideration. As a result, this portion approximated its carrying value as of September 30, 2026, and is therefore excluded from the table above. The other portion of the current and noncurrent earn-out consideration related to the Eucalyptus business combination, which is not subject to continued service conditions, is classified as a Level 3 fair value measurement containing significant unobservable inputs including estimates of achieving certain revenue and adjusted EBITDA targets and, therefore, is included in the table above. At inception, the fair value of the earn-out consideration associated with the Eucalyptus business combination was determined based on revenue and adjusted EBITDA projections and the probability of achieving the respective revenue and adjusted EBITDA targets as evaluated using a Monte Carlo simulation. The following assumptions were used to determine the fair value at inception:

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

Balance at December 31, 2025	$50,745
YourBio business combination	10,573
Eucalyptus business combination	59,612
Change in fair value(1)	18,048
Resolved contingencies, current	(40,096)
Resolved contingencies, long-term	(26,944)
Foreign currency translation adjustments	(1,463)
Balance at September 30, 2026	$70,475
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

The total net proceeds from the issuance of the 2030 Convertible Notes, after deducting initial purchasers’ discounts and debt issuance costs, were $968.7 million.

Each $1,000 principal amount of the 2030 Convertible Notes is initially convertible into 14.1493 shares of the Company’s Class A common stock, which represents an initial conversion price of $70.67 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of September 30, 2026, there have been no adjustments to the conversion rate of the 2030 Convertible Notes.

The 2030 Convertible Notes are convertible at the option of the holders prior to November 15, 2029 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2030 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2030 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2030 Convertible Notes, at the option of the holder. As of September 30, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert were not met.

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

If there is an event of default relating to failures by the Company to comply with certain reporting requirements, the Company may elect, at its option, that the sole remedy consist exclusively of the right of the noteholders to receive special interest on the 2030 Convertible Notes for up to 365 days at a specified rate per annum of 0.25% of the principal amount for the first 180 days on which the special interest accrues, and thereafter at a rate of 0.50%. However, in no event will special interest, together with any additional interest, accrue at a rate that exceeds 1.00% per annum.

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

There are no requirements for any financial covenant compliance or reporting in connection with the 2030 Convertible Notes.

The net carrying amount of the 2030 Convertible Notes as of September 30, 2026 was as follows (in thousands):

Principal	$1,000,000
Unamortized debt discount and issuance costs	(22,783)
Net carrying amount	$977,217

For the three and nine months ended September 30, 2026, amortization of debt discount and issuance costs related to the 2030 Convertible Notes was $1.5 million and $4.6 million, respectively. For the three and nine months ended September 30, 2025, amortization of debt discount and issuance costs related to the 2030 Convertible Notes was $1.6 million and $2.4 million, respectively. The debt discount and issuance costs are being amortized into interest expense within total other income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income over the term of the 2030 Convertible Notes at an effective interest rate of 0.64%. There were no contractual interest expense payments for any of the periods presented.

As of September 30, 2026, the 2030 Convertible Notes had a principal amount and estimated fair value of $1.0 billion and $858.8 million, respectively. The fair value of the 2030 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

2030 Capped Calls

In connection with the issuance of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively the “2030 Capped Calls”) with certain financial institutions. The 2030 Capped Calls have an initial strike price of $70.67, subject to certain adjustments specified in their terms, which corresponds to the initial conversion price of the 2030 Convertible Notes. The 2030 Capped Calls have an initial cap price of $89.95 per share, subject to certain adjustments. The 2030 Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon conversion and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Convertible Notes, with such reduction and/or offsets subject to a cap based on the cap price. The 2030 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2030 Convertible Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Convertible Notes. The 2030 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including certain mergers, tender offers, and public announcement of similar events. In addition, the 2030 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2030 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, and hedging disruptions.

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

Each $1,000 principal amount of the 2032 Convertible Notes is initially convertible into 33.8590 shares of the Company’s Class A common stock, which represents an initial conversion price of $29.53 per share of the Company’s Class A common stock and is subject to adjustment upon the occurrence of certain events specified in the terms of the notes. As of September 30, 2026, there have been no adjustments to the conversion rate of the 2032 Convertible Notes.

The 2032 Convertible Notes are convertible at the option of the holders prior to March 1, 2032 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the closing price per share of the Company’s Class A common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) if the trading price per $1,000 principal amount of 2032 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the closing price per share of the Company’s Class A common stock on such trading day and the conversion rate on such trading day; (3) if the Company calls any or all of the 2032 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after March 1, 2032 and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2032 Convertible Notes, at the option of the holder. As of September 30, 2026, the conditions allowing holders of the 2032 Convertible Notes to convert were not met.

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

If there is an event of default relating to failures by the Company to comply with certain reporting requirements, the Company may elect, at its option, that the sole remedy consist exclusively of the right of the noteholders to receive special interest on the 2032 Convertible Notes for up to 365 days at a specified rate per annum of 0.25% of the principal amount for the first 180 days on which the special interest accrues, and thereafter at a rate of 0.50%. However, in no event will special interest, together with any additional interest, accrue at a rate that exceeds 1.00% per annum.

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

There are no requirements for any financial covenant compliance or reporting in connection with the 2032 Convertible Notes.

The net carrying amount of the 2032 Convertible Notes as of September 30, 2026 was as follows (in thousands):

Principal	$402,500
Unamortized debt discount and issuance costs	(12,324)
Net carrying amount	$390,176

For the three and nine months ended September 30, 2026, amortization of debt discount and issuance costs related to the 2032 Convertible Notes was $0.6 million and $0.8 million, respectively. The debt discount and issuance costs are being amortized into interest expense within total other income, net on the unaudited condensed consolidated statements of operations and comprehensive (loss) income over the term of the 2032 Convertible Notes at an effective interest rate of 0.55%. There were no contractual interest expense payments for any of the periods presented.

As of September 30, 2026, the 2032 Convertible Notes had a principal amount and estimated fair value of $402.5 million and $503.8 million, respectively. The fair value of the 2032 Convertible Notes, which are Level 2 financial instruments, was determined based on the quoted bid prices of the notes in an over-the-counter market on the last trading day of the reporting period.

2032 Capped Calls

In connection with the issuance of the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively the "2032 Capped Calls") with certain financial institutions. The 2032 Capped Calls have an initial strike price of $29.53, subject to certain adjustments specified in their terms, which corresponds to the initial conversion price of the 2032 Convertible Notes. The 2032 Capped Calls have an initial cap price of $50.15 per share, subject to certain adjustments. The 2032 Capped Calls are expected generally to reduce potential dilution to the Company’s Class A common stock upon conversion and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2032 Convertible Notes, with such reduction and/or offsets subject to a cap based on the cap price. The 2032 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2032 Convertible Notes, the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2032 Convertible Notes. The 2032 Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including certain mergers, tender offers, and public announcement of similar events. In addition, the 2032 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2032 Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, and hedging disruptions.

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

As of September 30, 2026, the Company had $14.0 million in letters of credit outstanding under the Credit Facility sub-limit and $161.0 million remained available under the Credit Facility. The letters of credit are issued as security deposits for certain of the Company’s facilities. These security deposits are required to be maintained and issued to the respective landlord or service provider. The Company draws on the Credit Facility from time to time and, as of September 30, 2026, no loans were outstanding under the Credit Facility and the Company was in compliance with all conditions and covenants thereunder.

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

In June 2026, the Company entered into an amendment to the Revolving Credit Agreement which, among other things, amends certain provisions of the Revolving Credit Agreement to permit the Company and its subsidiaries to enter into the RPA (see Note 2 – Summary of Significant Accounting Policies for additional details).

In August 2026, the Company entered into an amendment to the Revolving Credit Agreement which, among other things, provides for the exclusion of certain subsidiaries from guarantee requirements under the Credit Facility, subject to specified conditions.

14. Commitments and Contingencies

Purchase Obligations

The Company has non-cancelable contractual obligations with remaining terms in excess of one year to make future purchases, primarily related to cloud-based software contracts used in operations and minimum commitments for inventory purchases. As of September 30, 2026, non-cancelable purchase obligations with remaining terms in excess of one year were $62.1 million, with $5.2 million payable in 2026, $20.3 million payable in 2027, $19.8 million payable in 2028, $11.4 million payable in 2029, and $5.4 million payable in 2030.

Lease Commitments

Refer to Note 10 – Operating Leases for discussion of the Company’s future lease commitments.

Indemnifications

The Company has certain stand-ready obligations to provide indemnifications in the normal course of business under various contractual arrangements, which are recorded on the consolidated balance sheets at fair value. As of September 30, 2026, the maximum potential amount of future payments the Company could be required to make under these arrangements was approximately $50 million, and the fair value of these obligations was considered immaterial to the unaudited condensed consolidated balance sheets. Historically, there have been no such indemnification claims.

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

In October 2023, the Federal Trade Commission (the “FTC”) issued to the Company a Civil Investigative Demand (the “CID”) requesting information regarding the Company's privacy, advertising, subscription, and cancellation practices as part of a non-public investigation related to the Federal Trade Commission Act (“FTC Act”) and the Restore Online Shoppers’ Confidence Act (“ROSCA”). The Company responded cooperatively to the CID and related follow-up requests from the FTC while seeking to engage constructively with the FTC to resolve this matter. The Company engaged in good faith settlement negotiations with the FTC, but these negotiations were unsuccessful. On July 29, 2026, the FTC, along with the Utah Division of Consumer Protection and Los Angeles County on behalf of the People of the State of California, filed a complaint in the U.S. District Court for the Northern District of California against the Company alleging violations of Section 5 of the FTC Act and certain provisions of ROSCA and analogous state statutes seeking a permanent injunction, monetary relief for an unspecified amount, civil penalties, and other relief as determined by the court. On October 22, 2026, the Company filed a motion to dismiss the complaint, which is currently set for hearing on January 14, 2027.

The Company believes it has meritorious arguments and intends to vigorously defend against the alleged claims. However, the outcome of litigation is inherently uncertain. As of September 30, 2026, the Company had recorded a legal contingency accrual of approximately $60 million for this matter in accordance with ASC 450, Contingencies. The amount of the accrual may decrease or increase materially in future periods as the litigation progresses and additional information becomes available. In view of the uncertainties and complexities associated with this matter, the Company is unable to reasonably predict the outcome of this litigation or to estimate a reasonably possible financial loss or range of financial loss in excess of the amount accrued. There can be no assurance that the Company will prevail in the litigation or otherwise achieve a favorable outcome. The defense or resolution of this matter could involve significant monetary costs or penalties and could materially adversely affect the Company’s financial condition, results of operations, or business. In addition, any non-monetary remedies or compliance obligations imposed in connection with the resolution of this matter could adversely affect the Company’s business operations.

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

On September 1, 2026, a putative securities class action was filed in the U.S. District Court for the Northern District of California against the Company and certain of its executives, captioned Velanki v. Hims & Hers Health, Inc., et al., No. 3:26-cv-09313 (the “Velanki Action”). The complaint is brought on behalf of a proposed class of purchasers of the Company’s securities between August 4, 2025 and July 29, 2026, and alleges violations of securities laws in connection with alleged misrepresentations and omissions in the Company’s periodic reports regarding its privacy and billing practices, as alleged in the FTC action. The Velanki Action seeks an unspecified amount of damages as well as attorneys’ fees and other relief. The Company does not currently consider a loss on this lawsuit to be probable.

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

In November 2025, the Board of Directors authorized and approved a new share repurchase program (the “2025 Share Repurchase Program”) pursuant to which the Company may repurchase up to $250.0 million of the Company’s Class A common stock. The 2025 Share Repurchase Program expires on November 11, 2028. The Company intends to use the 2025 Share Repurchase Program to repurchase shares on a discretionary basis from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases, privately negotiated transactions or other means. The 2025 Share Repurchase Program may be suspended or discontinued at any time. During the three and nine months ended September 30, 2026, the Company did not repurchase any shares of Class A common stock under the 2025 Share Repurchase Program. As of September 30, 2026, $225.0 million remains available under the 2025 Share Repurchase Program.

RSU Releases

During the three and nine months ended September 30, 2026, the Company released 1,719,975 and 7,446,607 gross shares of Class A common stock upon vesting of restricted stock units (“RSUs”), including Performance RSUs (“PRSUs”). In connection with the releases, 670,164 and 3,016,723 shares of Class A common stock were withheld for the payment of employee taxes. During the three and nine months ended September 30, 2025, the Company released 1,632,355 and 5,416,067 gross shares of

Class A common stock upon vesting of RSUs. In connection with the releases, 600,783 and 2,021,289 shares of Class A common stock were withheld for the payment of employee taxes.

2017 Stock Plan and 2020 Equity Incentive Plan

In July 2017, Hims, Inc. (“Hims”) adopted the 2017 Stock Plan (the “2017 Plan”). Under the 2017 Plan, the board of directors of Hims granted awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSU awards, and other stock awards to employees, directors, and consultants of Hims.

In January 2021, the Board of Directors adopted the 2020 Equity Incentive Plan (the “2020 Plan”) and reserved 21,000,000 authorized shares of Class A common stock the Company could issue. In addition, up to 19,000,000 shares of Hims Class A common stock subject to awards granted under the 2017 Plan that were forfeited, expired, or lapsed unexercised or unsettled could be added to the 2020 Plan reserve. Beginning on January 1, 2022 and ending on January 1, 2031, the number of authorized shares of Class A common stock under the 2020 Plan will automatically increase each fiscal year by 5% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year unless the Board of Directors approves a lesser number. As of December 31, 2025, there were 65,403,042 and 23,376,897 shares of Class A common stock reserved and available for grant, respectively, under the 2020 Plan. For the nine months ended September 30, 2026, no shares of Class A common stock subject to awards granted under the 2017 Plan that were forfeited after the adoption of the 2020 Plan were added to the 2020 Plan reserve. On January 1, 2026, 11,362,276 shares of Class A common stock were automatically added to the 2020 Plan reserve. Therefore, as of September 30, 2026, there were 76,765,318 shares of Class A common stock reserved and 25,782,110 shares of Class A common stock available for grant under the 2020 Plan. There were no more shares available for grant under the 2017 Plan since the 2017 Plan was replaced by the 2020 Plan.

2020 Employee Stock Purchase Plan

In January 2021, the Board of Directors adopted the Company’s Employee Stock Purchase Plan (“ESPP”). The total shares of Class A common stock initially reserved under the ESPP is limited to 4,000,000 shares of Class A common stock. Beginning on January 1, 2022 and ending on January 1, 2041 (unless extended by the Board of Directors and approved by the Company’s shareholders), the number of authorized shares of Class A common stock under the ESPP will automatically increase each fiscal year by the lesser of (i) 1% of the total number of Class A and Class V common stock issued and outstanding on the last day of the preceding fiscal year, (ii) 12,000,000 shares of Class A common stock, or (iii) a number of shares of Class A common stock determined by the Board of Directors. As of December 31, 2025, there were 6,047,919 and 3,939,611 shares of Class A common stock reserved and available for issuance, respectively, under the ESPP. During the nine months ended September 30, 2026 and 2025, the Company issued 213,494 and 251,818 shares of Class A common stock, respectively, under the ESPP. No shares were issued under the ESPP during the three months ended September 30, 2026 and 2025. There were no shares added to the ESPP reserve on January 1, 2026. Therefore, as of September 30, 2026, there were 6,047,919 shares of Class A common stock reserved for issuance under the ESPP and 3,726,117 shares of Class A common stock available for issuance under the ESPP.

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

Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of September 30, 2026, $3.0 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase periods ending November 2026.

As of September 30, 2026, there was $7.5 million of unrecognized stock-based compensation related to the ESPP which is expected to be recognized over a weighted average period of 1.43 years.

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

In June 2020, the board of directors of Hims granted 3,246,139 and 1,623,070 performance stock options to the CEO with an exercise price of $2.43 to vest upon either (i) an acquisition of the Company with per share consideration equal to at least $22.99 and $38.31, respectively, or (ii) a per share price on a public stock exchange that is at least equal to $22.99 and $38.31, respectively. The CEO is required to be employed at the time the per share consideration/price is achieved in order to receive the awards, but the awards are not subject to any other service condition. The Company recognized expense related to these awards based on the fair value and derived service period as measured using a Monte Carlo simulation model, and the expense is accelerated if the requirements outlined in (i) and (ii) above are achieved. The grant date fair value was $16.6 million for these awards. The $22.99 per share price threshold related to awards for the 3,246,139 stock options was achieved in February 2021. The $38.31 per share threshold related to awards for the 1,623,070 stock options was achieved in February 2025. As of September 30, 2026, 3,229,134 of these stock options have been exercised at a weighted average exercise price of $2.43. As of September 30, 2026, all stock-based compensation expense for the awards has been recognized.

In February 2022, the Board of Directors granted 2,085,640 performance stock options to the CEO with an exercise price of $5.01 that vest in four equal tranches. On each anniversary date after February 24, 2022, 25% of the shares subject to the options will vest provided that (i) the CEO is employed on the anniversary date and (ii) the closing price of the Company’s Class A common stock is more than $10 per share in 20 of the 30 trading days prior to the anniversary date. The award is not subject to any other service condition. Vesting is cumulative in subsequent years if the market condition was not previously met. The Company recognizes expense related to this award for each tranche individually based on the fair value and requisite service period, which is the greater of the derived service period and the explicit service period. The fair value and the derived service term of the market condition were both measured using a Monte Carlo simulation model. The total grant date fair value was $3.8 million for this award. As of September 30, 2026, all 2,085,640 shares have vested and no shares have been exercised. As of September 30, 2026, all stock-based compensation expense for the award has been recognized.

In March 2025, the Board of Directors granted 557,244 performance stock options to the CEO with an exercise price of $34.71 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2027 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.41 years, an expected volatility of 54.0%, a risk-free interest rate of 4.0%, and an expected dividend yield of 0%. As of September 30, 2026, there was $4.4 million of remaining compensation expense to be recognized over a period of 1.42 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

In March 2026, the Board of Directors granted 665,456 performance stock options to the CEO with an exercise price of $25.88 that vest at the end of a three-year period, with the number of shares earned ranging from 0% to 250% of the target, provided that (i) the CEO remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2028 fiscal year. The total grant date fair value was $11.0 million, which was based on the probable achievement of 100% of the target and measured using the Black-Scholes option pricing model. The assumptions used in the model were an expected term of 6.49 years, an expected volatility of 64.5%, a risk-free interest rate of 3.9%, and an expected dividend yield of 0%. As of September 30, 2026, there was $8.9 million of remaining compensation expense to be recognized over a period of 2.42 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Option activity (excluding the performance stock options granted to the CEO outlined above) is as follows (in thousands, except for weighted average exercise price and weighted average contractual term in years):

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Period (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	6,458	$6.08	5.68	$170,453
Exercised	(2,365)	5.65
Forfeited and expired	(30)	11.79
Outstanding at September 30, 2026	4,063	6.29	4.89	95,490
Exercisable as of September 30, 2026	4,001	6.21	4.87	94,354

The intrinsic value of vested options exercised was $47.6 million.

As of September 30, 2026, there was $0.3 million of unrecognized stock-based compensation expense related to unvested stock options (excluding the performance stock options granted to the CEO outlined above) which is expected to be recognized over a weighted average period of 0.40 years.

The options outstanding and exercisable as of September 30, 2026 (excluding the performance stock options granted to the CEO outlined above) have been aggregated into ranges for additional disclosure as follows (in thousands, except weighted average remaining contractual life and exercise price):

	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Remaining Contractual Life (in Years)
$ 0.06 – 0.40	8	1.17	8	1.17
1.55 – 1.75	222	2.81	222	2.81
2.43 – 3.11	488	3.70	488	3.70
5.01 – 6.82	2,045	5.43	2,045	5.43
8.13 – 11.53	1,159	4.91	1,097	4.82
12.21 – 15.17	141	4.44	141	4.44
	4,063		4,001

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

RSU activity (excluding the PRSUs outlined below) is as follows (in thousands, except for weighted average grant date fair value):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	13,075	$27.50
Granted	14,632	26.68
Vested	(5,238)	23.72
Forfeited and expired	(3,291)	26.72
Unvested at September 30, 2026	19,178	$28.04

As of September 30, 2026, there was $486.7 million of unrecognized stock-based compensation expense related to unvested RSUs (excluding the PRSUs outlined below) which is expected to be recognized over a weighted average period of 2.95 years.

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

In February 2024, the Board of Directors granted awards of 1,218,467 target shares of PRSUs to certain executive officers and senior leadership. As of September 30, 2026, 267,697 of these shares subject to PRSUs have been forfeited. The PRSUs vest at the end of a three-year period, with the number of shares earned ranging from 0% to 200% of the target, provided that (i) the recipient remains employed at the end of the period and (ii) the Company achieves certain revenue and Adjusted EBITDA performance metrics related to the 2026 fiscal year. The total grant date fair value of the awards was $16.2 million, which was based on the probable achievement of 100% of the target.

As of September 30, 2026, there was unrecognized stock-based compensation expense related to unvested PRSUs of $2.4 million, which is expected to be recognized over a weighted average period of 0.46 years. The Company will continue to evaluate the likelihood of achieving the performance metrics on a quarterly basis.

Warrants

During September 2026, the last remaining outstanding historical Class A common stock warrants issued to nonemployees in connection with vendor service agreements expired. These 271,962 warrants had a weighted average exercise price of $1.75 and a weighted average contractual term of 7.01 years. As a result of their expiration, there were no warrants outstanding as of September 30, 2026.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense for employees and nonemployees, by category, on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing	$4,135	$3,116	$9,954	$9,325
Operations and support	10,864	5,452	23,993	13,037
Technology and development	12,555	4,842	25,190	14,134
General and administrative	36,923	26,762	84,318	64,260
Total stock-based compensation expense	$64,477	$40,172	$143,455	$100,756

The Company capitalized $3.1 million and $1.0 million of stock-based compensation as internal-use software for the three months ended September 30, 2026 and 2025, respectively, and $6.8 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

16. Related-Party Transactions

For the nine months ended September 30, 2025, the Company recorded $2.7 million, within operating expenses on the unaudited condensed consolidated statements of operations and comprehensive (loss) income for payments made to Woolly Labs, Inc. (d/b/a Vouched) (“Vouched”), a former related-party company that provides identity verification services. As a result of an executive leadership change at the Company in the second quarter of 2025, Vouched was no longer considered a related party as of July 1, 2025.

17. Basic and Diluted Net (Loss) Income per Share

The Company uses the two-class method to calculate net (loss) income per share. No dividends were declared or paid for the three and nine months ended September 30, 2026 and 2025. Undistributed earnings for each period are allocated equally to participating securities based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. The Company’s basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average shares of common stock outstanding during the period. The Company’s diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average shares of common stock outstanding and, when dilutive, potential common shares outstanding during the period. The dilutive effect of potential common shares is reflected in diluted net (loss) income per share by application of the treasury stock method and if-converted method.

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common stockholders for the three and nine months ended September 30 (in thousands, except share and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Numerator:
Net (loss) income attributable to common stockholders, basic	$(31,856)	$(1,184)	$15,190	$584	$(203,787)	$(7,658)	$103,738	$4,026
Amortization of debt discount and issuance costs for Convertible Notes	—	—	—	—	—	—	2,365	—
Reallocation of undistributed earnings	—	—	53	(53)	—	—	416	(416)
Net (loss) income attributable to common stockholders, diluted	(31,856)	(1,184)	15,243	531	(203,787)	(7,658)	106,519	3,610

Denominator:
Weighted average shares outstanding, basic	225,444,275	8,377,623	217,969,192	8,377,623	222,950,836	8,377,623	215,874,844	8,377,623
Effect of dilutive potential common shares	—	—	22,328,895	—	—	—	31,300,485	—
Weighted average shares outstanding, diluted	225,444,275	8,377,623	240,298,087	8,377,623	222,950,836	8,377,623	247,175,329	8,377,623

Basic net (loss) income per share	$(0.14)	$(0.14)	$0.07	$0.07	$(0.91)	$(0.91)	$0.48	$0.48
Diluted net (loss) income per share	$(0.14)	$(0.14)	$0.06	$0.06	$(0.91)	$(0.91)	$0.43	$0.43

The following table discloses weighted average Class A securities that were not included in the computation of diluted net (loss) income per share as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible Notes	27,777,547	14,149,300	20,788,702	—
RSUs	18,301,031	1,843,041	17,420,301	3,386,583
Stock options	7,816,115	—	8,564,837	—
PRSUs	1,240,041	—	1,240,041	—
Common stock issuable under the ESPP	1,052,675	77,039	814,637	—

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

The table below highlights the segment’s revenue, expenses, and net (loss) income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$890,373	$598,976	$2,251,691	$1,729,819
Less:
Cost of revenue	381,174	156,918	864,902	440,876
Customer acquisition costs	214,137	202,574	636,450	592,542
Employee compensation included within:
Marketing	10,182	9,828	33,819	31,839
Operations and support	36,314	30,771	107,406	81,136
Technology and development	14,644	13,992	48,399	43,322
General and administrative	49,753	18,961	123,329	53,238
Stock-based compensation included within:
Marketing	4,135	3,116	9,954	9,325
Operations and support	10,864	5,452	23,993	13,037
Technology and development	12,555	4,842	25,190	14,134
General and administrative	36,923	26,762	84,318	64,260
Depreciation and amortization expense included within operating expenses	36,334	16,802	85,015	34,138
Legal contingencies	—	—	62,500	—
Change in fair value of equity securities	(21,112)	—	(16,167)	—
Change in fair value of liabilities	(3,821)	7,626	18,048	7,626
Interest income and expense, net	702	(8,008)	(6,585)	(16,721)
Income tax benefit	(13,210)	(3,551)	(28,989)	(2,193)
Other segment items(1)	153,839	97,117	391,554	255,496
Segment net (loss) income	(33,040)	15,774	(211,445)	107,764
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(33,040)	$15,774	$(211,445)	$107,764
______________
(1)    Other segment items included in segment net (loss) income primarily consist of professional services, fulfillment, transaction processing, technology, and other general operating costs.

In addition to the segment’s operating results, the CODM is regularly provided with total assets as reported on the Company’s unaudited condensed consolidated balance sheets as well as the expenditures for both purchases of property, equipment, and intangible assets, and investment in website development and internal-use software, which are reported on the Company’s consolidated statements of cash flows and totaled $39.4 million and $69.3 million during the three months ended September 30, 2026 and 2025, respectively, and $108.0 million and $178.7 million during the nine months ended September 30, 2026 and 2025, respectively.

19. Income Tax

The effective income tax rate was 28.6% and (29.1)%, respectively, for the three months ended September 30, 2026 and 2025 and 12.1% and (2.1)%, respectively, for the nine months ended September 30, 2026 and 2025. The effective tax rate differs from the U.S. federal rate in 2026 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, transaction costs, acquisition earn-outs and compensation, and state taxes. The effective tax rate differs from the U.S. federal rate in 2025 primarily due to the windfall tax benefit on stock compensation activity, the executive compensation addback under Internal Revenue Code Section 162(m), generation of research and development tax credits, and state taxes.

For interim periods, the Company has historically utilized the estimated annual effective tax rate method under which the Company determined its provision for income taxes based on the current estimate of its annual effective tax rate for all jurisdictions. For the three months ended March 31, 2026, the Company utilized the discrete effective tax rate method for its domestic subsidiaries, while continuing to utilize the estimated annual effective rate methodology for its foreign subsidiaries. The discrete method treats the year-to-date period as if it were the annual period and determines the interim income taxes on that basis. Due to the significant estimation uncertainty for the domestic forecast in the first quarter of 2026 as a result of the 2026 US WL Announcement as described in Note 2 – Summary of Significant Accounting Policies, the Company could not reliably estimate its U.S. federal annual effective tax rate, and a discrete tax computation was utilized in the quarter. Given the data available during the second and third quarters of 2026, the Company was able to reasonably estimate the domestic earnings for the full year and utilized the annualized effective tax rate method for the second and third quarters of 2026.

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

Revenue and Key Business Metrics

Our management monitors United States Revenue and Rest of the World Revenue (both defined below) to track our total revenue generation. We also monitor the additional key business metrics set forth below to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. Increases or decreases in these key business metrics may not correspond with increases or decreases in our revenue. We continually and strategically review our key business metrics to ensure that they are helpful in managing or monitoring the performance of our business as it grows, which may result in changes in our key business metrics over time. Our management primarily uses the Subscribers and Monthly Revenue per Average Subscriber metrics, each as defined below, to manage and monitor the performance of our business.

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

The table below provides a breakdown of total revenue between United States Revenue and Rest of the World Revenue for the three and nine months ended September 30, 2026 and 2025, as well as key business metrics that we believe drive total revenue (i.e., Subscribers and Monthly Revenue per Average Subscriber) and the change and percentage change between such periods (in thousands, except for Monthly Revenue per Average Subscriber and percentage change):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
United States Revenue	$657,089	$543,523	$113,566	21%	$1,808,828	$1,659,501	$149,327	9%
Rest of the World Revenue	233,284	55,453	177,831	321%	442,863	70,318	372,545	530%
Total revenue	$890,373	$598,976	$291,397	49%	$2,251,691	$1,729,819	$521,872	30%

Subscribers (end of period)	2,788	2,471	317	13%	2,788	2,471	317	13%
Monthly Revenue per Average Subscriber	$105	$81	$24	30%	$94	$82	$12	15%

We generated $657.1 million in United States Revenue for the three months ended September 30, 2026, an increase of $113.6 million, or 21%, as compared to $543.5 million for the three months ended September 30, 2025. We generated $1,808.8 million in United States Revenue for the nine months ended September 30, 2026, an increase of $149.3 million, or 9%, as compared to $1,659.5 million for the nine months ended September 30, 2025. The increases in United States Revenue for the three and nine months ended September 30, 2026 were primarily driven by growth in our Hers brand as a result of our weight loss and dermatology offerings, including an expanded assortment of branded weight loss offerings, partially offset by the impact of a change in the timing of revenue recognition for certain of our weight loss offerings, inclusive of our Hers brand, as a result of a shift to shorter shipping cadences. During the three and nine months ended September 30, 2026, our Hers brand represented approximately 45% and over 40%, respectively, of United States Revenue, compared to representing approximately 40% of United States Revenue for each of the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, a majority of our total United States Revenue came from non-glucagon-like peptide-1 receptor agonist (“GLP-1”) offerings. United States Revenue can fluctuate on a period-to-period basis due to various factors, including launches of new product offerings, the success of our marketing campaigns, product shipping cadences, and pricing decisions impacting customer uptake of our offerings, as well as product availability and the regulatory landscape impacting our offerings.

We generated $233.3 million in Rest of the World Revenue for the three months ended September 30, 2026, an increase of $177.8 million, or 321%, as compared to $55.5 million for the three months ended September 30, 2025. We generated $442.9 million in Rest of the World Revenue for the nine months ended September 30, 2026, an increase of $372.5 million, or 530%, as compared to $70.3 million for the nine months ended September 30, 2025. Growth in Rest of the World Revenue was primarily driven by the geographic expansion from our recent acquisitions, including our acquisition of Eucalyptus, which closed in June 2026. Rest of the World Revenue can fluctuate on a period-to-period basis due to various factors, including those that also impact United States Revenue discussed above, as well as the magnitude of any future geographic expansion.

Subscribers grew 13% to approximately 2.8 million as of September 30, 2026 as compared to approximately 2.5 million Subscribers as of September 30, 2025. Growth in Subscribers was primarily driven by increased traffic to our platform (through our websites and mobile applications) as a result of our marketing activities, including both ordinary-course marketing campaigns and a specialized Super Bowl marketing campaign in both nine month periods, as well as by our recent acquisition of Eucalyptus and improved onsite and customer onboarding experiences.

Monthly Revenue per Average Subscriber increased $24 to $105 for the three months ended September 30, 2026 as compared to $81 for the three months ended September 30, 2025 and increased $12 to $94 for the nine months ended September 30, 2026 as compared to $82 for the nine months ended September 30, 2025. These increases were primarily due to changes in product mix, including uptake of our weight loss offerings, along with the impact of our acquisition of Eucalyptus, partially offset by the shift to shorter shipping cadences for certain of our offerings as discussed above. This metric includes revenue contributed by customers who made one-time purchases and therefore were not considered Subscribers. If the revenue contribution of customers who made one-time purchases was excluded from this metric, Monthly Revenue per Average Subscriber for each of the three and nine months ended September 30, 2026 would have been lower by approximately $10, and Monthly Revenue per Average Subscriber for the three and nine months ended September 30, 2025 would have been lower by less than $10 and less than $5, respectively.

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

Additionally, at the end of March 2026, we launched a membership program for our weight loss offerings in the United States, which we expect to continue to evolve in future reporting periods. Among other benefits, this program grants eligible customers access to a range of weight loss medications, plus unlimited support from our network of healthcare providers. Memberships primarily auto-renew monthly and must be active for customers to obtain weight loss medications through a separate Subscription. While customers must have an active membership to obtain prescription medication, they can hold a membership without a medication plan.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges.

New customer acquisition

Our ability to attract new customers is a key factor for our future growth. To date, we have successfully acquired new customers through marketing and the development of our brands, as well as through launches of new offerings, including branded weight loss offerings, and through mergers and acquisitions. As a result, revenue has increased each year since our launch. If we are unable to acquire enough new customers in the future, revenue might decline, and the mix of adoption of our products and services by new customers can impact our gross profits and gross margins. New customer acquisition could be negatively impacted if our marketing efforts are less effective in the future. Increases in advertising rates could also negatively impact our ability to acquire new customers. Consumer tastes, preferences, and sentiment for our brands may also change and result in decreased demand for our products and services. Changes in the legal or regulatory environment, including as a result of our expansion into new geographies, have impacted and could continue to impact our ability to acquire new customers, including changes to privacy, healthcare, or other laws, or the interpretation or enforcement of such laws, and could impact customer acquisition costs. In addition, acquiring new customers may be impacted by supply chain constraints related to our offerings that may be outside of our control and may impact our future results.

Retention of customers

Our ability to retain customers is a key factor in our ability to generate revenue. A majority of our customers purchase products and services through subscription-based plans, where Subscribers are billed and sent products and/or receive services on a recurring basis. The recurring nature of this revenue provides us with a certain amount of predictability for future revenue if past Subscriber behavior stays relatively consistent in the future. We expect to retain a significant majority of revenue from Subscribers who maintain a Subscription for more than two years (sometimes referred to by us as “long-term revenue retention”). However, if customer behavior changes, or our assumptions regarding long-term revenue retention are incorrect and Subscriber retention decreases in the future, then future revenue will be negatively impacted, and changes to the mix of our products and services purchased by customers can impact our gross profits and gross margin. Macroeconomic factors including inflation or recessionary pressures or the impact of trade actions may affect the ability of our Subscribers to continue to pay for our products and services, which may also impact the future results of our operations.

Investments in growth

We expect to continue to focus on long-term growth. We intend to continue to invest in our fulfillment, distribution, and operating capabilities, including in our wholly-owned pharmacies (also referred to herein as our “Pharmacies”), our laboratory testing facilities and our peptide manufacturing facility (collectively with our Pharmacies, sometimes referred to herein as our “Facilities”), with the goal of fulfilling a majority of our pharmaceutical and over-the-counter customer orders through internal fulfillment capabilities. For example, we are making investments in the expansion of our current Facilities, which are expected to continue for at least the next 12 months. Additionally, we expect to continue to make significant investments in marketing to acquire new customers across all of our brands, and we expect to continue to make investments in product offerings and customer experience. We are working to enhance our offerings and expand the breadth of health and wellness products and services offered on our websites and mobile applications. We are also continuing to invest in our artificial intelligence (“AI”) capabilities, including through investment in hiring and retaining engineering and AI personnel. In addition, we may continue to pursue opportunities to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Specifically, in July 2025, we acquired all of the outstanding equity of Zava Global GmbH (which is now H&H Germany GmbH) and its subsidiaries (“Zava”), a digital health platform registered in Germany with operations in the United Kingdom and the European Union, in November 2025, we acquired all of the outstanding equity of Medici Technologies, Inc., which is now Hims & Hers Canada Inc. (“Medici”), a digital health platform registered in Canada, in January 2026, we completed a merger pursuant to which YourBio became our wholly-owned subsidiary, and in June 2026, we acquired all of the outstanding equity of EUC Management Pty Ltd ACN 631 013 860 and its subsidiaries (“Eucalyptus”), a digital health and wellness platform headquartered in Australia, with operations in Australia, the United Kingdom, Germany, Ireland, Canada, and Japan (for additional details regarding the YourBio and Eucalyptus transactions, refer to the “Liquidity and Capital Resources” section). In the short term, we expect these investments to increase our operating expenses; however, in the long term, we anticipate that these investments will positively impact our results of operations. If we are unsuccessful at improving our offerings or are unable to generate additional demand for our offerings, we may not recover the financial investments we make into the business and revenue may not increase in the future.

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

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes. “Adjusted EBITDA” is defined as net (loss) income before stock-based compensation; depreciation and amortization; acquisition, transaction, and investment earn-out costs (which includes (i) consideration paid for employee and nonemployee compensation with vesting requirements incurred directly as a result of acquisitions, (ii) transaction professional services, and (iii) earn-outs payable under non-recurring investment agreements); other non-recurring items (which includes other non-cash, non-recurring costs, such as costs incurred when exiting insignificant lines of business, or other costs which are not related to continuing business operations); foreign currency gains and losses, net; restructuring and other related charges that are considered non-recurring; payroll tax expense related to stock-based compensation; interest income and expense, net; legal contingencies; impairment of long-lived assets; change in fair value of liabilities; income taxes; and change in fair value of equity securities. “Adjusted EBITDA margin” is defined as Adjusted EBITDA divided by revenue.

In the third quarter of 2026, we revised our definition of Adjusted EBITDA to include foreign currency gains and losses, net as a result of our recent international expansion. Foreign currency gains and losses, net were not considered significant for prior periods and, accordingly, prior period disclosures were not recast to conform to the current presentation.

In the first quarter of 2026, we announced a strategic shift for our United States weight loss offering ("2026 US WL Announcement"). As a result, we evolved our United States weight loss offering to match our global approach towards providing access to branded GLP-1 medications, and offering access to compounded GLP-1 medications through our platform on a limited scale. In connection with the strategic shift, we revised our definition of Adjusted EBITDA to include restructuring and other related charges that are considered non-recurring, as we believe these costs are distinguishable from ongoing operating costs and do not reflect current or expected performance of our ongoing operations. These costs consist of inventory write-downs, third-party costs, and non-recurring employee compensation charges, all of which were incurred directly as a result of the 2026 US WL Announcement. Additional restructuring and other related charges were incurred in the second and third quarters of 2026, and to the extent that we incur further restructuring and other related charges in connection with the 2026 US WL Announcement in future periods, these costs will be presented consistently with our current presentation. As we did not record any non-recurring restructuring and other related charges in prior years, prior period disclosures were not impacted.

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

The following table reconciles net (loss) income to Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$890,373	$598,976	$2,251,691	$1,729,819

Net (loss) income	(33,040)	15,774	(211,445)	107,764
Stock-based compensation	64,477	40,172	143,455	100,756
Depreciation and amortization	38,210	17,669	89,640	36,410
Acquisition, transaction, and investment earn-out costs	35,417	5,838	77,618	12,093
Other non-recurring items	5,599	—	5,599	—
Foreign currency gains and losses, net	4,064	—	4,064	—
Restructuring and other related charges	3,825	—	41,939	—
Payroll tax expense related to stock-based compensation	1,277	2,314	6,166	5,392
Interest income and expense, net	702	(8,008)	(6,585)	(16,721)
Legal contingencies	—	—	62,500	—
Impairment of long-lived assets	—	531	1,148	531
Change in fair value of liabilities	(3,821)	7,626	18,048	7,626
Benefit from income taxes	(13,210)	(3,551)	(28,989)	(2,193)
Change in fair value of equity securities	(21,112)	—	(16,167)	—
Adjusted EBITDA	$82,388	$78,365	$186,991	$251,658

Net (loss) income as a % of revenue	(4)%	3%	(9)%	6%
Adjusted EBITDA margin	9%	13%	8%	15%

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

The following table reconciles net cash provided by operating activities to Free Cash Flow for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$65,393	$148,721	$118,810	$238,694
Purchases of property, equipment, and intangible assets in investing activities	(33,280)	(65,265)	(89,050)	(166,657)
Investment in website development and internal-use software in investing activities	(6,139)	(4,092)	(18,947)	(12,053)
Free Cash Flow	$25,974	$79,364	$10,813	$59,984

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

Basis of Presentation

Currently, we conduct business through one operating segment. The unaudited condensed consolidated financial statements include the accounts of our company, our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. As of September 30, 2026, the VIEs are the “Affiliated Medical Groups,” which are professional corporations or other professional entities located in the United States and owned by licensed physicians and that engage licensed healthcare professionals (physicians, physician assistants, nurse practitioners, and mental health providers; collectively referred to as “Providers” or individually, a “Provider”) to provide consultation services. We determined that we are the primary beneficiary of the Affiliated Medical Groups for accounting purposes because we have the ability to direct the activities that most significantly affect these entities’ economic performance and have the obligation to absorb the entities’ losses. Under the VIE model, we present the results of operations and the financial position of the entities as part of our unaudited condensed consolidated financial statements as if the consolidated group were a single economic entity. Additionally, Apostrophe Pharmacy LLC and XeCare, LLC, which are licensed mail order pharmacies providing prescription fulfillment solely to our customers, were VIEs through April 2025 and November 2025, respectively, when, as a result of changes of ownership, they became wholly-owned subsidiaries of our company and were no longer considered VIEs.

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

Operations and support expenses

Operations and support expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our supply chain, retail, medical, pharmacy, fulfillment, diagnostics, customer service, and corporate quality functions. These expenses also include operating expenses primarily relating to operations and support functions for our Facilities, warehousing and storage, fulfillment, transaction processing, third-party software and hosting to support those functions, and related depreciation and amortization. We expect operations and support expenses may increase for the foreseeable future as we continue to invest in our fulfillment and operating capabilities and grow our business, resulting in additional operational efficiencies, although they may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Technology and development expenses

Technology and development expenses include the salaries, benefits, taxes, professional services expenses, and stock-based compensation for personnel, consultants, and contractors for our engineering, product management, product development, and data science functions. These expenses also include operating expenses primarily relating to technology and development functions for the operation, maintenance, and enhancement of our digital platform, websites, and mobile applications, inclusive of related expenses for third-party software and hosting to support those functions, and related depreciation. Expenses also include investments to develop new health and wellness products and services. We expect technology and development expenses may increase in the foreseeable future as we grow our business and continue to invest in our platform, including our AI capabilities, as well as in new offerings. We expect these expenses to stabilize over the long term, although they may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

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

Total other income, net

Total other income, net primarily consists of changes in fair value of equity securities and liabilities, as well as interest income. Additionally, total other income, net includes expenses associated with our debt, as well as non-operating and one-time charges classified outside of operating expenses. Interest income is driven by our cash and cash equivalents and available-for-sale investments and fluctuates from period to period based on balances and applicable interest rates. Interest expense is related to the amortization of debt discount and issuance costs on our debt, applicable interest on any borrowings under our revolving credit facility, and accretion of the discount related to deferred acquisition payable balances.

Benefit from income taxes

Benefit from income taxes primarily consists of the impacts of pre-tax losses, federal and state tax credits, and windfall tax benefits, partially offset by officer compensation limitations and acquisition-related addbacks. Deferred tax assets are reduced by a valuation allowance to the extent management believes they are not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. If and when we conclude that we are more likely than not to utilize some or all of our deferred tax assets, we release some or all of our valuation allowance and our tax provision will decrease in the period in which we make such determination, which will cause a corresponding one-time increase to net income. The utilization of our tax attributes is dependent on our historical results and forecasted income and, to the extent that the forecasted income is negatively impacted, we may establish a full or partial valuation allowance against all or a portion of our remaining U.S. deferred tax assets in a near-term future period. Establishing a full or partial valuation allowance would result in a non-cash income tax charge in the period of determination, which could materially affect our effective tax rate and net income.

Results of Operations

Comparisons for the three and nine months ended September 30, 2026 and 2025

The following table sets forth our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Revenue	$890,373	$598,976	$291,397	49%	$2,251,691	$1,729,819	$521,872	30%
Cost of revenue	381,174	156,918	224,256	143%	864,902	440,876	424,026	96%
Gross profit	509,199	442,058	67,141	15%	1,386,789	1,288,943	97,846	8%
Operating expenses:(1)
Marketing	247,280	232,150	15,130	7%	731,519	681,247	50,272	7%
Operations and support	107,196	76,848	30,348	39%	299,180	206,371	92,809	45%
Technology and development	69,387	40,577	28,810	71%	171,224	108,339	62,885	58%
General and administrative	151,482	80,676	70,806	88%	426,527	196,559	229,968	117%
Total operating expenses	575,345	430,251	145,094	34%	1,628,450	1,192,516	435,934	37%
(Loss) income from operations	(66,146)	11,807	(77,953)	*	(241,661)	96,427	(338,088)	*
Other income (expense):
Change in fair value of equity securities	21,112	—	21,112	*	16,167	—	16,167	*
Change in fair value of liabilities	3,821	(7,626)	11,447	*	(18,048)	(7,626)	(10,422)	137%
Other (expense) income, net	(5,037)	8,042	(13,079)	*	3,108	16,770	(13,662)	(81)%
Total other income, net	19,896	416	19,480	4683%	1,227	9,144	(7,917)	(87)%
(Loss) income before income taxes	(46,250)	12,223	(58,473)	*	(240,434)	105,571	(346,005)	*
Benefit from income taxes	13,210	3,551	9,659	272%	28,989	2,193	26,796	1222%
Net (loss) income	$(33,040)	$15,774	$(48,814)	*	$(211,445)	$107,764	$(319,209)	*
______________
(*)    Not meaningful
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketing	$4,135	$3,116	$9,954	$9,325
Operations and support	10,864	5,452	23,993	13,037
Technology and development	12,555	4,842	25,190	14,134
General and administrative	36,923	26,762	84,318	64,260
Total stock-based compensation expense	$64,477	$40,172	$143,455	$100,756

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Cost of revenue	43%	26%	38%	25%
Gross profit	57%	74%	62%	75%
Operating expenses:
Marketing	28%	39%	32%	39%
Operations and support	12%	13%	13%	12%
Technology and development	8%	7%	8%	7%
General and administrative	17%	13%	19%	11%
Total operating expenses	65%	72%	72%	69%
(Loss) income from operations	(8)%	2%	(10)%	6%
Other income (expense):
Change in fair value of equity securities	3%	—%	1%	—%
Change in fair value of liabilities	—%	(1)%	(1)%	(1)%
Other (expense) income, net	—%	1%	—%	1%
Total other income, net	3%	—%	—%	—%
(Loss) income before income taxes	(5)%	2%	(10)%	6%
Benefit from income taxes	1%	1%	1%	—%
Net (loss) income	(4)%	3%	(9)%	6%

Revenue

Revenue was $890.4 million for the three months ended September 30, 2026, compared to $599.0 million for the three months ended September 30, 2025, an increase of $291.4 million, or 49%. Revenue was $2,251.7 million for the nine months ended September 30, 2026, compared to $1,729.8 million for the nine months ended September 30, 2025, an increase of $521.9 million, or 30%. For a detailed discussion of these increases, refer to the “Revenue and Key Business Metrics” section.

Cost of revenue and gross profit

Cost of revenue was $381.2 million for the three months ended September 30, 2026, compared to $156.9 million for the three months ended September 30, 2025, an increase of $224.3 million, or 143%. This increase was due to increased product and packaging costs of 176%, increased shipping costs of 64%, and increased costs associated with medical consultation services of 32%, compared to the three months ended September 30, 2025. Cost of revenue was $864.9 million for the nine months ended September 30, 2026, compared to $440.9 million for the nine months ended September 30, 2025, an increase of $424.0 million, or 96%. This increase was primarily due to increased product and packaging costs of 121%, increased shipping costs of 42%, and increased costs associated with medical consultation services of 22% compared to the nine months ended September 30, 2025. These increases in cost of revenue for the three and nine months ended September 30, 2026 were primarily due to our weight loss offerings, some of which have higher product and packaging costs and shipping costs compared to our other offerings, including as a result of the 2026 US WL Announcement, and overall increased business activity with the addition of new Subscribers, along with our recent acquisitions. Cost of revenue for the nine months ended September 30, 2026 included $28.5 million of non-recurring restructuring and other related charges, consisting of inventory write-downs, in connection with the 2026 US WL Announcement. There were no such charges during the three months ended September 30, 2026.

Gross profit was $509.2 million for the three months ended September 30, 2026, compared to $442.1 million for the three months ended September 30, 2025, an increase of $67.1 million, or 15%. Correspondingly, gross margin was 57% for the three months ended September 30, 2026, compared to 74% for the three months ended September 30, 2025. Gross profit was $1,386.8 million for the nine months ended September 30, 2026, compared to $1,288.9 million for the nine months ended September 30, 2025, an increase of $97.8 million, or 8%. Correspondingly, gross margin was 62% for the nine months ended September 30, 2026, compared to 75% for the nine months ended September 30, 2025. These decreases in gross margin were primarily due to our weight loss offerings, which have shorter shipping cadences and increased fulfillment costs, along with the impact of the growth of our international business and new offerings, the non-recurring restructuring and other related charges in connection with the 2026 US WL Announcement, and the impact of recent acquisitions.

Marketing expenses

Marketing expenses were $247.3 million for the three months ended September 30, 2026, compared to $232.2 million for the three months ended September 30, 2025, an increase of $15.1 million, or 7%. The most significant component of marketing expenses is customer acquisition costs, which increased to $214.1 million in the three months ended September 30, 2026, compared to $202.6 million for the three months ended September 30, 2025, an increase of $11.5 million. Marketing expenses were $731.5 million for the nine months ended September 30, 2026, compared to $681.2 million for the nine months ended September 30, 2025, an increase of $50.3 million, or 7%. Customer acquisition costs increased to $636.5 million in the nine months ended September 30, 2026, compared to $592.5 million for the nine months ended September 30, 2025, an increase of $44.0 million. The increases in customer acquisition costs were primarily a result of the impact of the growth of our international business, along with management’s decision to increase investment in search and affiliate marketing as we continue to identify opportunities to drive new customer growth, and which investment further expanded with the addition of newer offerings. These increases were partially offset by management’s decision to focus on more efficient customer acquisition channels, which has resulted in lower marketing expenses as a percent of revenue in the current year compared to the prior year.

Operations and support expenses

Operations and support expenses were $107.2 million for the three months ended September 30, 2026, compared to $76.8 million for the three months ended September 30, 2025, an increase of $30.3 million or 39%. The increase in operations and support was primarily driven by an increase in order fulfillment and transaction processing of $12.9 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses and excluding stock-based compensation) of $5.5 million, an increase in stock-based compensation of $5.4 million, and an increase in depreciation, amortization, and technology costs relating to operations and support functions of $2.1 million. Operations and support expenses for the three months ended September 30, 2026 also included less than $5 million of non-recurring restructuring and other related charges. Operations and support expenses were $299.2 million for the nine months ended September 30, 2026, compared to $206.4 million for the nine months ended September 30, 2025, an increase of $92.8 million or 45%. The increase in operations and support was primarily driven by an increase in order fulfillment and transaction processing of $28.7 million, an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $26.3 million, an increase in depreciation, amortization, and technology costs relating to operations and support functions of $12.8 million, and an increase in stock-based compensation of $11.0 million. Operations and support expenses for the nine months ended September 30, 2026 also included less than $15 million of non-recurring restructuring and other related charges. The increase was partially offset by a decrease in professional services of $3.1 million. These increases were primarily due to overall increased business activity, including the impact of our recent acquisitions.

Technology and development expenses

Technology and development expenses were $69.4 million for the three months ended September 30, 2026, compared to $40.6 million for the three months ended September 30, 2025, an increase of $28.8 million or 71%. The increase in technology and development expenses was primarily driven by an increase in professional services of $10.0 million, an increase in depreciation, amortization, and technology costs of $9.0 million, and an increase in stock-based compensation of $7.7 million. Technology and development expenses were $171.2 million for the nine months ended September 30, 2026, compared to $108.3 million for the nine months ended September 30, 2025, an increase of $62.9 million or 58%. The increase in technology and development expenses was primarily driven by an increase in depreciation, amortization, and technology costs of $23.0 million, an increase in professional services of $13.6 million, an increase in stock-based compensation of $11.1 million, an increase in product development costs of $7.1 million, and an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $5.1 million. These increases were primarily driven by the continued scaling of our operations, as well as our investments in engineering and artificial intelligence (“AI”) personnel.

General and administrative expenses

General and administrative expenses were $151.5 million for the three months ended September 30, 2026, compared to $80.7 million for the three months ended September 30, 2025, an increase of $70.8 million or 88%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $30.8 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $17.8 million, an increase in stock-based compensation of $10.2 million, and an increase in professional services of $9.0 million. General and administrative expenses were $426.5 million for the nine months ended September 30, 2026, compared to $196.6 million for the nine months ended September 30, 2025, an increase of $230.0 million, or 117%. The increase in general and administrative expenses was primarily driven by an increase in employee compensation (comprising salaries and wages, benefits, taxes, and performance bonuses, and excluding stock-based compensation) of $70.1 million, an increase in depreciation, amortization, and technology costs relating to general and administrative functions of $35.4 million, an increase in stock-based compensation of $20.1 million, an increase in professional services of $19.3 million, an increase in acquisition costs of $5.6 million, and an increase in insurance premiums of $2.1 million. These increases were primarily driven by the continued scaling of our operations, including as a result of our geographic expansion. General and administrative expenses for the nine months ended September 30, 2026 also included $62.5 million of legal contingencies that are considered non-recurring.

Total other income, net

Total other income was $19.9 million for the three months ended September 30, 2026, compared to $0.4 million for the three months ended September 30, 2025, an increase of $19.5 million. The increase was driven primarily by a gain from the change in fair value of equity securities for the three months ended September 30, 2026 of $21.1 million and a gain from the change in fair value of liabilities for the three months ended September 30, 2026 of $3.8 million, compared to a loss of $7.6 million for the three months ended September 30, 2025. The increase was partially offset by interest income for the three months ended September 30, 2026 of $4.8 million, compared to $9.9 million for the three months ended September 30, 2025, and interest expense for the three months ended September 30, 2026 of $5.5 million, compared to $1.9 million for the three months ended September 30, 2025. Total other income was $1.2 million for the nine months ended September 30, 2026, compared to $9.1 million for the nine months ended September 30, 2025, a decrease of $7.9 million. The decrease was driven primarily by a loss from the change in fair value of liabilities for the nine months ended September 30, 2026 of $18.0 million, compared to $7.6 million for the nine months ended September 30, 2025, interest expense of $12.1 million for the nine months ended September 30, 2026, compared to $3.0 million for the nine months ended September 30, 2025, and interest income of $18.7 million for the nine months ended September 30, 2026, compared to $19.7 million for the nine months ended September 30, 2025. The decrease was partially offset by a gain from the change in fair value of equity securities for the nine months ended September 30, 2026 of $16.2 million. The changes in fair value of liabilities were related to changes in the fair value of the earn-out consideration associated with acquisitions, which for the nine months ended September 30, 2026 was primarily driven by the impact of the amendment to the Zava share purchase agreement during the first quarter of 2026; the gains on change in fair value of equity securities were related to realized and unrealized gains on equity securities; the increase in interest expense was driven by the amortization of debt discount and issuance costs on our debt and interest on borrowings under our revolving credit facility; and the decrease in interest income was driven by fluctuating balances of cash and cash equivalents and investments during the current period compared to the prior period.

Benefit from income taxes

Benefit from income taxes was $13.2 million for the three months ended September 30, 2026, compared to $3.6 million for the three months ended September 30, 2025. Benefit from income taxes was $29.0 million for the nine months ended September 30, 2026, compared to $2.2 million for the nine months ended September 30, 2025. The benefit from income taxes for the three and nine months ended September 30, 2026 was primarily due to the tax effect of pre-tax losses, impacts of windfall tax benefits, and research and development tax credits, partially offset by acquisition-related addbacks and officer compensation adjustments. The benefit from income taxes for the three and nine months ended September 30, 2025 was primarily due to taxes on income during the period based on forecasted pretax income and associated taxes, offset by the impacts of windfall tax benefits and research and development tax credits.

Liquidity and Capital Resources

As of September 30, 2026, our principal sources of liquidity totaled $712.2 million, consisting of (i) cash and cash equivalents, which are primarily invested in interest-bearing cash accounts and money market funds; and (ii) short-term available-for-sale investments, which are invested in government and government agency securities and corporate bonds.

During the nine months ended September 30, 2026, we made cash payments for earn-out consideration related to the Zava acquisition totaling $45.7 million, with such payment amounts determined based on fiscal year 2025 results in accordance with the terms of the related share purchase agreement. The Zava earn-out consideration payments totaling $45.7 million are recorded: (i) $2.0 million within operating activities, and (ii) $43.7 million within financing activities on the unaudited condensed consolidated statements of cash flows.

During the nine months ended September 30, 2026, we made cash payments totaling $10.0 million for investment earn-outs related to a one-time agreement with a company in the peptide manufacturing industry to obtain the expertise and technology necessary for us to independently manufacture certain peptide active pharmaceutical ingredients. This amount is recorded within investing activities on the unaudited condensed consolidated statements of cash flows. Under the agreement, the aggregate cash payments of up to $30.0 million are contingent upon the achievement of certain milestones, all of which are expected to be achieved within the next 12 months.

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

In May 2026, we issued $402.5 million aggregate principal amount of 0% convertible senior notes due 2032 (the “2032 Convertible Notes”), which provided us with aggregate proceeds net of debt discount and debt issuance costs of $389.5 million. In connection with the issuance of the 2032 Convertible Notes, we separately entered into privately negotiated capped call transactions with certain financial institutions, which resulted in aggregate cash payments of $36.7 million (for additional details see Note 13 – Debt to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The cash proceeds and cash payments are included within financing activities on the unaudited condensed consolidated statements of cash flows.

In June 2026, Horizon BidCo Pty Ltd ACN 694 778 375 (which is now H&H Australia Intermediate Holdings Pty Ltd ACN 694 778 375), an Australian proprietary company and wholly-owned subsidiary of our company, acquired all of the outstanding equity of EUC Management Pty Ltd ACN 631 013 860 and its subsidiaries (“Eucalyptus”), a digital health and wellness platform headquartered in Australia, with operations in Australia, the United Kingdom, Germany, Ireland, Canada, and Japan. We acquired Eucalyptus to expand our global operations into Australia and Japan and deepen our presence in the United Kingdom, Germany, Ireland, and Canada. The purchase price for accounting purposes was $968.5 million, including cash paid upfront of $225.0 million, deferred payments totaling $683.9 million payable in six quarterly installments through the 18-month anniversary of the closing, and contingent consideration with an acquisition date fair value of $59.6 million. The contingent consideration relates to a potential aggregate earn-out payment of up to $96.6 million, upon achievement of revenue and adjusted EBITDA targets with measurements occurring for each of the 2026, 2027, and 2028 fiscal years. We have the option, at our sole discretion, to settle a significant majority of the deferred consideration and earn-out payments in shares of our Class A common stock, subject to a cap on the aggregate number of shares issuable equal to 19.9% of our issued and outstanding Class A common stock, together with any securities issued or issuable in a financing by us in connection with the acquisition. No shares of our Class A common stock were issued at closing of the acquisition of Eucalyptus. During the nine months ended September 30, 2026, we made cash deferred payments totaling $130.3 million. This amount is recorded within investing activities on the unaudited condensed consolidated statements of cash flows.

In July 2026, XeCare LLC and Apostrophe Pharmacy LLC, each a wholly-owned subsidiary of our company (each an “RPA Seller” and, collectively, the “RPA Sellers”), entered into a Master Receivables Purchase Agreement (the “RPA”) with JPMorgan Chase Bank, N.A., as purchaser (the “Purchaser”). The RPA provides for an uncommitted facility with an aggregate limit at any time of $400.0 million. Pursuant to the RPA, the RPA Sellers may, subject to the terms and conditions therein, offer to sell certain of their eligible receivables to the Purchaser (“Purchased Receivables”) at a discount. During each of the three and nine months ended September 30, 2026, the RPA Sellers sold receivables with a carrying value of $434.5 million under the

RPA for net cash proceeds of $433.3 million (for additional details see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We had a working capital deficit of $114.8 million as of September 30, 2026, compared to a working capital surplus of $363.2 million as of December 31, 2025. The deficit as of September 30, 2026 was primarily due to the deferred consideration related to our acquisition of Eucalyptus during the second quarter of 2026. As discussed above, we have the option, at our sole discretion, to settle a significant majority of the deferred consideration in shares of our Class A common stock, subject to certain restrictions.

We believe our existing cash resources, as well as availability under our revolving credit facility and RPA, are sufficient to support planned operations for the next 12 months. As a result, management believes that our current and available financial resources are sufficient to continue operating activities for at least one year past the issuance date of the unaudited condensed consolidated financial statements.

Our future capital requirements will depend on many factors, including the number of orders we receive, the size of our customer base, the continuing market acceptance of telehealth, and the timing and extent of spend to support the expansion of sales, marketing, development activities, and our facilities, which may be impacted by inflationary, recessionary, supply chain, or other macroeconomic factors, including the impact of trade actions. We expect to continue to pursue opportunities to expand our manufacturing and internal fulfillment capabilities, and may acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. Purchases of inventory for our branded weight loss offerings require upfront use of cash and cash equivalents prior to the settlement of any applicable manufacturer’s discount and rebate receivables related to the associated vendor supply agreements, which may have an impact on our cash and cash equivalents in a given quarter. We may also use our cash and cash equivalents to repurchase up to $225.0 million of our Class A common stock through November 11, 2028 at management’s discretion pursuant to our 2025 Share Repurchase Program. Additionally, as market conditions warrant, we may, from time to time, repurchase our outstanding Convertible Notes in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material to the consolidated financial statements. We have based our estimate of our future capital requirements on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise or access additional capital when desired, our business, financial condition, and results of operations would be harmed.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$118,810	$238,694
Net cash provided by (used in) investing activities	13,668	(941,282)
Net cash provided by financing activities	244,952	827,142

Cash flows from operating activities

Our largest source of operating cash flows is cash collections from our customers. Our primary use of cash from operating activities includes costs of revenue, marketing expenses, and personnel-related expenditures to support the growth of our business.

Net cash provided by operating activities was $118.8 million for the nine months ended September 30, 2026. Net cash provided by operating activities included non-cash expense related to stock-based compensation of $143.5 million, depreciation and amortization of $89.6 million, and non-cash acquisition-related costs of $38.3 million, partially offset by a net loss of $211.4 million and benefit from deferred taxes of $36.1 million. In addition, a net cash inflow totaling $31.7 million was attributable to changes in operating assets and liabilities, primarily as a result of an increase in accounts payable and accrued liabilities of $427.9 million. This inflow was partially offset by an increase in receivables, net of $323.9 million, which was primarily related to increases in manufacturer’s discount and rebate receivables.

Net cash provided by operating activities was $238.7 million for the nine months ended September 30, 2025. Net cash provided by operating activities included net income of $107.8 million, non-cash expense related to stock-based compensation of $100.8 million, and depreciation and amortization of $36.4 million. In addition, a net cash outflow totaling $17.1 million was attributable to changes in operating assets and liabilities, primarily as a result of a decrease in accrued liabilities of $41.1 million, an increase in inventory of $40.1 million, and an increase in prepaid expenses and other current assets of $38.3 million. The increase in inventory was due to investment to help ensure we could continue meeting customer demand for our offerings, as well as investment related to our overall business growth. The increase in prepaid expenses and other current assets was driven primarily by vendor deposits and prepayments for income taxes. This outflow was partially offset by an increase in accounts payable of $76.1 million and an increase in deferred revenue of $43.1 million.

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

Net cash provided by investing activities for the nine months ended September 30, 2026 was $13.7 million, which was due to net investment cash inflows of $591.3 million. This inflow was partially offset by $318.1 million for the acquisition of businesses, net of cash acquired, related to the Eucalyptus acquisition and YourBio merger, $130.3 million in deferred consideration related to the Eucalyptus acquisition, $89.1 million in purchases of property, equipment, and intangible assets, investments of $18.9 million in website development and internal-use software, $11.2 million in purchases of equity securities, and $10.0 million in payments for investment earn-outs.

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

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $245.0 million, which was primarily due to proceeds from issuance of convertible senior notes, net of debt discount of $390.4 million, proceeds from exercise of vested stock options of $13.3 million, and proceeds from employee stock purchase plan of $3.8 million. This cash inflow was partially offset by payments for taxes related to net share settlement of equity awards of $81.2 million, payments for acquisition-related earn-out consideration of $43.7 million, and purchases of capped calls related to convertible senior notes of $36.7 million.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments include operating leases, earn-out consideration, deferred acquisition payable, and non-cancelable purchase obligations with remaining terms in excess of one year primarily related to cloud-based software contracts used in operations and minimum commitments for inventory purchases. Total contractual obligations and commitments as of September 30, 2026 were $1,077.3 million, of which $607.0 million was payable within 12 months.

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

We had cash and cash equivalents, short-term available-for-sale investments, and long-term available-for-sale investments totaling $712.2 million and $928.8 million, as of September 30, 2026 and December 31, 2025, respectively, which were held for working capital, capital expenditure, and general corporate purposes. As of September 30, 2026, our cash and cash equivalents are comprised of interest-bearing cash accounts and money market funds, and our short-term available-for-sale investments are comprised of government and government agency securities and corporate bonds. Our available-for-sale investments are made for capital preservation purposes. We do not hold or issue financial instruments for trading or speculative purposes and we do not believe there is associated material exposure to interest rate risk.

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

Foreign Currency Risk

While we have operations in the United Kingdom, Canada, the European Union, Australia, and Japan, a substantial majority of our operations are in the United States for the nine months ended September 30, 2026 and 2025. Accordingly, we believe we do not have a material exposure to foreign currency risk. We expect to continue to focus on international expansion in the future, which may increase our exposure to foreign currency exchange risk.

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

As of September 30, 2026, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date. Management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•Our investments in and use of AI may not produce the benefits we expect and could adversely affect our business, financial condition, and results of operations.
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

•We operate in a highly regulated, dynamic environment and are subject to an increasing number of laws and regulations as a result of the various components of our existing business, including telehealth, pharmacy, compounding, our expansion into new areas such as controlled substances, peptide development and laboratory testing services and operations, our expansion into AI, and our expansion into new markets. If we fail to comply with applicable laws and/or governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be materially and adversely affected, and we may be required to restructure our operations.
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
•Disruption in our global supply chain, supply chain concentration, and changes to tax or trade policy could negatively impact our business.
•If any of our Facilities are unable to obtain and/or maintain necessary licenses and permits, or if any of the Facilities or our operations fail to comply with applicable laws and regulatory requirements, our business, financial condition, and results of operations may be materially and adversely affected.
•Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations. As our operations grow in breadth and scale, we may be unable to keep pace with increasingly complex and extensive compliance and regulatory obligations, which could expose us to penalties and restrictions on our business.
•Our use, disclosure, and other processing of personal information, including health information, is subject to extensive U.S. federal, state, provincial, and foreign privacy and security laws and regulations, and any alleged or actual failure to comply with those requirements could materially adversely affect our business.
•Security breaches, loss of data, and other disruptions, including attacks facilitated by AI, could compromise sensitive information related to our business or customers, disrupt or impair our operations, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
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

We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers and Providers to our platform, retaining our customers and encouraging them to utilize new offerings we make available, increasing the number of conditions that can be treated by Providers through our platform, operating our Facilities and the compounding and distribution of pharmaceutical products, competition from other companies, including online healthcare providers and traditional healthcare providers, hiring, integrating, training, and retaining skilled personnel, verifying the identity of customers and credentials of Providers serving our customers, developing new solutions, determining prices for our solutions, unforeseen expenses, challenges in forecasting accuracy, and new or adverse regulatory developments affecting the use of telehealth, pharmaceutical products or operations, including compounding, controlled substances, data privacy, use of AI, peptide development, laboratory testing services or other aspects of the healthcare industry across markets. Additional risks include our ability to effectively manage growth and process, store, protect, and use personal data in compliance with governmental regulation, contractual obligations, and other legal obligations related to privacy and security. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or continue to expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We provide customers with access to non-prescription products, telehealth-based consultations with Providers, laboratory testing services, and certain prescription products that may be prescribed by Providers in connection with telehealth consultations. In order for our business to continue growing, we need to maintain and continue expanding the scope of products and services we offer our customers, including telehealth consultations, prescription medication for additional conditions, and non-prescription health and wellness products and services. The introduction of new products, services, or technologies, incluuptive technologies by market participants, including us, can quickly make our products and services obsolete and unmarketable. Additionally, changes in laws and regulations (or interpretation or enforcement thereof) could impact the usefulness of our platform or offerings and could necessitate changes or modifications to our platform or offerings to accommodate such changes. Alternatively, the introduction of new products, services or technologies could expose us to new or increased regulatory risks, including with respect to healthcare, privacy, or consumer protection laws, either through the provision of such products, services, or technologies, or by virtue of the new or expanded personal and health information we acquire from customers to support such offerings. We invest substantial resources in researching and developing new offerings and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands. The success of any enhancements or improvements to our services or any new offerings depends on a number of factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies, regulatory compliance, and overall market acceptance. We may not succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our products or services or any new offerings that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or services or any new offerings may not achieve market acceptance. Since developing enhancements to our products and services and the launch of new offerings can be complex, the timetable for the release of new offerings and enhancements to our existing products and services is difficult to predict, and we may not launch new offerings and updates as rapidly as our current or prospective customers require or expect.

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

We generate revenue from our platform by selling non-prescription health and personal care products to consumers and offering consumers a technology-driven platform to access telehealth consultations with Providers, who may prescribe customers certain prescription medications or order laboratory tests. Unless we are able to attract new customers and retain existing customers, our business, financial condition, and results of operations may be harmed.

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

In order to maintain and grow our business, we must maintain credibility and confidence among customers, analysts, investors, and other parties in our long-term financial viability and business prospects. In particular, our offerings, business, results of operations, and statements and actions of our company and management are subject to significant amounts of commentary by a range of third parties. Negative commentary or publicity regarding our business, the industry in which we operate, our offerings, members of our management team, members of our board of directors, advisors, or influencers who endorse our products and other third parties who are affiliated with or endorse us, may also be posted on social media platforms or appear in other media. Influencers with whom we maintain endorsement arrangements could engage in behavior or use their platforms to communicate with our customers in a manner that reflects poorly on our brand and may be attributed to us or otherwise adversely affect our reputation. Any such commentary could impact our reputation or brand and affect our ability to attract and retain customers, which could have a material adverse effect on our business and results of operations.

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

Achieving and maintaining market acceptance of our model and our offerings could be negatively impacted by many factors, including:
•perceived risks associated with the use of our platform, telehealth or similar technologies generally, including those related to privacy, customer data (including personal and health information), and the use of AI;
•perceived risks associated with compounded medications, including the prescribing, compounding, safety, efficacy, fulfillment, distribution, and marketing of such medications;
•our inability to expand into new conditions and/or to attract and retain qualified Providers;
•regulatory developments that affect our business, including in healthcare, data privacy and security, consumer protection, and AI;
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
•perceived ethical questions and potential negative public perception surrounding the use of customer data and AI; and
•unsatisfactory suggestions made by AI tools.

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

The market for our model is relatively new, rapidly evolving and increasingly competitive. We are expanding our business by offering technology-driven access to consultation and treatment options for new conditions, including the utilization and integration of AI in our offerings, but it is uncertain whether our offerings will achieve and sustain high levels of demand and market adoption. Our future financial performance depends in part on growth in this market, our ability to market effectively and in a cost-efficient manner, and our ability to adapt to emerging demands of existing and potential customers and the evolving regulatory landscape. It is difficult to predict the future growth rate and size of our target market. Negative publicity concerning telehealth generally, our offerings (including compounded offerings), customer success on our platform, or our market as a whole could limit market acceptance of our business model and offerings. If our customers do not perceive the benefits of our offerings, or if our offerings do not drive customer use and enrollment, then our market and our customer base may not continue to develop, or they may develop more slowly than we expect. Our success depends in part on the willingness of Providers and healthcare organizations to partner with us, increase their use of telehealth and pharmaceutical compounding, and our ability to demonstrate the value of our technology to Providers, as well as our existing and potential customers. If Providers, healthcare organizations or regulators work in opposition to us or if we are unable to reduce healthcare costs or drive positive health outcomes for our customers, then the market for our offerings may not continue to develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding customer confidentiality and privacy in the context of telehealth and AI could limit market acceptance of our business model and offerings.

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

Our ability to achieve our strategic objectives will depend, among other things, on our ability to continue to enable fast and efficient telehealth consultations, maintain comprehensive and affordable offerings, ensure the successful operation of the Facilities, and deliver an accessible and reliable platform that is more appealing and user-friendly than available alternatives. Our competitors, as well as a number of other companies and providers, within and outside the healthcare industry, are pursuing new devices, delivery technologies, sensing technologies, procedures, treatments, drugs, and other therapies for the monitoring and treatment of medical conditions. Any technological breakthroughs in monitoring, treatment, or prevention of medical conditions, including through disruptive technologies such as AI, that we are unable to similarly leverage could reduce the potential market for our offerings, which could significantly reduce our revenue and our potential to grow certain aspects of our business.

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

Our investments in and use of AI may not produce the benefits we expect and could adversely affect our business, financial condition, and results of operations.

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

The legal and regulatory framework governing AI is rapidly evolving, and existing or future laws relating to healthcare, telehealth, consumer protection, intellectual property, advertising, privacy, and AI may apply to our AI-enabled products and services in ways that remain uncertain. See the risk factor titled “Our use, disclosure, and other processing of personal information, including health information, is subject to federal, provincial, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customers, the Affiliated Medical Groups and/or their Providers, the Pharmacies, our revenue, our business, and/or our financial condition.” Complying with new or evolving legal requirements may require us to modify, delay, or discontinue certain AI-enabled capabilities, increase our compliance costs, or otherwise adversely affect our business.

Our AI initiatives also depend on our ability to attract and retain specialized talent and maintain access to third-party technologies and infrastructure, including AI models, cloud computing services, and processing hardware, and we face significant competition from companies developing AI-enabled healthcare and digital health technologies. If our AI strategy, investments, or AI-enabled capabilities fail to perform as expected, are delayed, do not compete effectively with our competitors’ offerings, fail to gain customer or provider acceptance, or otherwise do not achieve the benefits we expect, our business, reputation, financial condition, and results of operations could be adversely affected.

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
•failure to successfully further develop any acquired technology or realize our intended business strategy;

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

Additionally, competition within our industry for acquisitions of businesses, technologies and assets is and may continue to be intense. Even if we are able to identify an acquisition or investment that we would like to consummate, we may not be able to complete the transaction on commercially reasonable terms or the target may be acquired by another company. We may enter into negotiations for acquisitions or investments that are not ultimately consummated. Those negotiations could result in diversion of management’s time and significant out-of-pocket costs. If we fail to evaluate, execute and integrate acquisitions successfully, including our recently completed acquisitions, we may not be able to realize the benefits of these acquisitions, and our results of operations could be harmed. If we are unable to successfully address any of these risks, our business, financial condition, or results of operations could be harmed.

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
•multiple, conflicting and changing laws and regulations such as healthcare laws, marketing and consumer protection laws, tax laws, privacy and data protection laws and regulations including the use of big data analytics and AI, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
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

Economic uncertainty or downturns, particularly as they impact particular industries, could adversely affect our business, financial condition, and results of operations.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain, particularly as a result of inflation and related market and macroeconomic responses, geopolitical conflicts and instability, and impacts from tariffs, economic sanctions and trade restrictions. Economic uncertainty and associated macroeconomic conditions, including geopolitical tensions, inflation, trade and supply chain issues and the availability and cost of credit in the United States and other countries have contributed to increased market volatility or market declines, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities, could cause our customers to slow spending on our offerings, and could limit the ability of our Partner Pharmacies, the Facilities, and/or Manufacturing Suppliers to purchase sufficient quantities of products from suppliers, which could adversely affect our ability to fulfill customer orders and attract new customers or Providers.

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

The products we sell on our platform and through retailers are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our business. We may experience supply interruptions, delays, or shortages across our offerings from time to time. Certain of our offerings are primarily fulfilled by one supplier or a limited number of suppliers. If any such supplier stops fulfilling purchase orders, it could significantly slow our ability to fulfill these orders until new suppliers are identified and fully onboarded and/or our internal manufacturing capabilities are expanded, which could adversely impact our results of operations and business. The loss or disruption of such supply arrangements for any reason, including as a result of geopolitical conflicts or instability, civil unrest, acts of war or terrorism, trade sanctions, tariffs, inflation, health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, suppliers’ regulatory or compliance failures, suppliers’ financial distress, natural disasters, theft or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business, results of operations and financial condition. From time to time, our Facilities have also experienced batch failures, and any material interruption could cause reputational damage and have a material adverse impact on our business, results of operations and financial condition.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We rely on our leadership team in the areas of marketing, legal and regulatory compliance, telehealth, operations, finance, public policy and government relations, technology, product, people operations, investor relations, communications, and other general and administrative functions. From time to time, there have been and may in the future be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

We depend on our talent to grow and operate our business, and if we are unable to hire, integrate, develop, motivate, and retain our personnel, we may not be able to grow effectively.

Our success depends in large part on our ability to attract and retain high-quality management in marketing, engineering, operations, product, healthcare, regulatory, legal, finance, accounting, and support functions. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain, and motivate additional highly skilled employees required for the planned expansion of our business could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively.

As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. In addition to hiring new employees, we must continue to focus on retaining our best talent. Competition for these resources, particularly for engineers with expertise in areas like machine learning and AI, is intense.

We may need to invest significant amounts of cash and equity to attract new and retain existing employees and we may never realize returns on these investments. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key employees, could seriously harm our business. Employees may be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly changed in value.

We also have a remote-first policy in the United States that permits most of our employees to work remotely should their particular positions allow. While we believe that most of our non-fulfillment operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed and many employees may have additional personal needs to attend to or distractions in their remote work environment. To the extent our current or future remote work policies result in decreased productivity, harm our company culture, or otherwise negatively affect our business, our financial condition and results of operations could be adversely affected.

A significant portion of our inventory is stored in our Facilities, and from time to time with third party logistics providers, and any damage or disruption at any Facility or with any third party logistics provider may harm our business.

Our Facilities, and from time to time certain third-party logistics providers, collectively hold a significant portion of our inventory. We store this inventory at some or all of the previously mentioned facilities, and we may have a significant level of inventory in storage during certain quarters. A natural disaster, fire, power interruption, work stoppage, or other calamity at any of these facilities would significantly disrupt our ability to deliver our products and operate our business, particularly if we had a significant level of inventory stored in a damaged or unusable facility. Careless or malicious actors could cause processes to be disrupted or could cause equipment to operate in an improper manner, resulting in harm to people or property. If a material amount of any facility, machinery, or inventory were damaged or unusable for any reason, we would be unable to meet our obligations to customers, which could materially adversely affect our business, financial condition, and results of operations.

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

Litigation, regulatory inquiries, and regulatory proceedings, particularly those involving healthcare, pharmaceuticals, consumer protection, data privacy, securities, or class actions, could be protracted and expensive, and their outcomes are inherently difficult to predict. For example, in October 2023, the FTC issued to us a Civil Investigative Demand requesting information regarding our privacy, advertising, subscription, and cancellation practices as part of a non-public investigation related to the FTC Act and ROSCA. In July 2026, the FTC, along with the Utah Division of Consumer Protection and Los Angeles County on behalf of the People of the State of California, filed a complaint in the United States District Court for the Northern District of California against us alleging violations of Section 5 of the FTC Act and certain provisions of ROSCA and analogous state statutes seeking a permanent injunction, monetary relief for an unspecified amount, civil penalties, and other relief as determined by the court. As of September 30, 2026, we had recorded an accrual of approximately $60 million for estimated probable losses in connection with this matter. The amount of the accrual may decrease or increase materially in future periods as the litigation progresses and additional information becomes available. There can be no assurance that we will prevail in the litigation or otherwise achieve a favorable outcome, and the defense or resolution of this matter could involve significant monetary costs or penalties and could materially adversely affect our financial condition or results of operations, or business. In addition, any non-monetary remedies or compliance obligations imposed in connection with the resolution of this matter could adversely affect our business operations. Additionally, in February 2026, we received a letter from the staff of the Securities and Exchange Commission, Division of Enforcement, notifying us that it had opened an investigation and requesting that we preserve certain documents and information concerning our public statements and disclosures regarding compounded semaglutide and related business relationships (the “SEC Investigation”). We are cooperating with the SEC Investigation but are unable to predict when or how this matter will be concluded, including any financial impact.

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

Many states in the United States have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority primarily with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us, though such alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations.

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

Further, in February 2025, we acquired a peptide manufacturing facility (and related assets). This is an operational area where we have not operated previously as an organization. As an FDA-registered API manufacturer, we are subject to regulatory requirements, including provisions governing FDA-registered API manufacturers, as well as federal regulations regarding cGMP applicable to API manufacturers. We are also subject to California Department of Public Health (“CDPH”) Food & Drug Branch oversight as a CDPH-registered drug manufacturer and are required to comply with certain rules and regulations from the departments of health, boards of pharmacy, or other regulatory authorities of other states to which we ship or otherwise introduce API. The regulatory framework applicable to peptides, including their compounding, manufacture, and marketing, is evolving and subject to change, and we cannot predict how federal or state regulators will interpret or enforce these requirements. Changes in laws, regulations, policies, or enforcement priorities could restrict our ability to manufacture, supply, or offer peptide products, require us to modify our operations, or increase our compliance costs, any of which could adversely affect our business, financial condition, and results of operations.

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

In 2026, we began offering testosterone replacement therapy, which is subject to controlled substance laws and regulations. See “—Our offering of testosterone replacement therapy subjects us to additional regulation, and any failure to comply could adversely affect our business.”

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

Our offering of testosterone replacement therapy subjects us to additional regulation, and any failure to comply could adversely affect our business.

In 2026, we began offering testosterone replacement therapy, including certain branded products. Certain products available through the offering are Schedule III controlled substances under the federal Controlled Substances Act and are also classified as controlled substances under certain state laws. Providers and entities that prescribe, dispense, or distribute controlled substances are subject to additional requirements, including DEA registration, recordkeeping, reporting, labeling, and security requirements designed to prevent diversion, and to state controlled substance laws, which may be more restrictive or limiting than federal requirements and differ by state. This subjects the Affiliated Medical Groups, Providers, the Pharmacies, and Partner Pharmacies to additional requirements, and failure to comply could result in civil or criminal penalties, loss of DEA or state registrations, and reputational harm.

The ability of Providers to prescribe controlled substances through telehealth currently depends on temporary flexibilities under DEA and HHS waivers scheduled to expire on December 31, 2026, and on anticipated DEA final rulemaking specific to telehealth-based prescribing of controlled substances that may include a new registration framework, the timing, application, implementation, and terms of which are uncertain. Future requirements could require additional or state-by-state registrations for Providers and us or restrict our ability to offer access to these products through telehealth. In addition, carriers or regulators could restrict the shipment of controlled substances, which could increase costs or delay delivery.

Products containing controlled substances and hormone replacement therapy may also generate public controversy, and federal and state legislatures and agencies may take additional action to address perceived misuse or overuse, which could limit our ability to offer access to these products or harm our reputation.

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

Because these are developing areas of law and regulation, we monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the Affiliated Medical Groups’, Providers’, or Pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in a manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. The majority of the consultations provided through our platform are asynchronous consultations for customers located in jurisdictions that permit the use of asynchronous telehealth (noting that in the United Kingdom, asynchronous consultations are permissible, but additional safeguards are required when prescribing certain prescription medicines). If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners or physician assistants, new or changed requirements for prescribing controlled substances through telehealth, or limitations on the ability to develop or distribute compounded pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, or with respect to the United Kingdom, the European Union, Australia, and Canada, the promotion of prescription only medicines to the general public (which is prohibited), and could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement or local advertising requirements in the United Kingdom, the European Union, Australia, and Canada. In addition, certain of the products available through our platform are compounded drug products under Section 503A of the FDCA. While we believe the compounded drug products available through our platform meet the requirements for exemption under Section 503A of the FDCA, if the FDA determines that such products do not meet the requirements for exemption, the FDA could subject us, our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers, or Manufacturing Suppliers to regulatory and/or legal enforcement actions, such as the issuance of a warning letter, injunction, seizure, civil fine, and criminal penalties. Our product offerings include proprietary product formulas that we market as cosmetic products. In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products, and we could similarly be subject to enforcement action if we market our cosmetic products using drug claims or otherwise promote them for non-cosmetic purposes. Other federal, state, or foreign enforcement authorities might also take action against us or our Facilities, Partner Pharmacies, Affiliated Medical Groups, Providers or Manufacturing Suppliers if they determine that compounded drug products available through our platform do not meet applicable legal or regulatory requirements. In addition, Section 503A requires the pharmacy to obtain individual prescriptions establishing that the compounded drug is necessary for each drug prescribed for each of our customers, and also limits compounded drugs that are “essentially copies” of commercially available FDA-approved drugs, including those with the same route of administration. These restrictions create limitations on our ability to market compounded drugs that have the same active ingredients and route of administration as FDA-approved drugs.

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

Compounded drug products, unlike FDA approved drugs, are exempt from certain FDA premarket review for safety, efficacy, or quality. As a result, healthcare professionals, patients, policymakers, and the media may perceive compounded drugs, including our products, as presenting greater safety or efficacy risks than FDA‑approved alternatives. These perceptions may arise from the inherent nature of compounding, from adverse events associated with compounded drugs generally, or from safety concerns involving us or other market participants, even if unrelated to our operations. In addition, negative perceptions can arise from other matters related to us or other developments in the industry, including recent communications issued by the FDA and HHS. See the risk factor titled “We may be subject to fines, penalties, and injunctions if we are determined to be promoting the use of products for unapproved uses, unapproved drugs, or in a false or misleading manner, or if the FDA were to determine that any of our compounded products do not meet the requirements for exemption under Section 503A or Section 503B of the FDCA, as applicable.” Heightened scrutiny of compounded drugs, which could stem from FDA safety alerts, adverse event reports, product recalls, contamination incidents at compounding facilities, or publicized enforcement actions, whether related to us, our products or otherwise, may lead to reduced physician and patient confidence in compounded products. This could decrease demand for our compounded offerings, including our GLP-1 products and any peptide products we may offer, or prompt customers to transition to FDA‑approved drugs.

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

We collect and transmit healthcare-related information to and from our customers, Providers on our platform, Pharmacies and Partner Pharmacies in connection with the telehealth consultations conducted by the Providers and prescription medication fulfillment by the Pharmacies and our Partner Pharmacies, which may be assisted by AI tools in certain instances. If the data or suggestions that we provide to our customers, Providers on our platform, Pharmacies or Partner Pharmacies, which may be aided by AI tools, are incorrect or incomplete or if mistakes are made in the capture or input of such data, our reputation may suffer and we could be subject to claims of liability for resulting damages. While we maintain insurance coverage, this coverage may prove to be inadequate or could cease to be available to us on acceptable terms, if at all. Even unsuccessful claims could result in substantial costs and the diversion of management resources. A claim brought against us that is uninsured or under-insured could harm our business, financial condition, and results of operations.

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

In addition to HIPAA, numerous other federal, state, and foreign laws and regulations protect the confidentiality, privacy, availability, integrity, and security of health information and other types of personal information. These laws establish differing requirements regarding, among other things, the collection, use, disclosure, retention, safeguarding, breach notification, cross-border transfer, and other processing of personal information, including health information. This complex, dynamic legal landscape regarding privacy, data protection, information security, and, in particular, AI creates significant compliance burdens for us, the Affiliated Medical Groups, the Pharmacies, and the Providers, and potentially exposes us to additional expense, adverse publicity, and liability. For example, in July 2026, the FTC filed a complaint against the Company alleging violations of Section 5 of the FTC Act and certain provisions of ROSCA and analogous state statutes with respect to the Company's privacy, advertising, subscription, and cancellation practices. The defense or resolution of this matter could materially adversely affect the Company’s financial condition, results of operations, or business.

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

The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain in flux for the foreseeable future, including the intersection of such issues with the integration of AI. Various government and consumer agencies have also called for new regulation and changes in industry practices. Practices regarding the registration, collection, processing, storage, sharing, disclosure, use, and security of personal and other information by companies offering an online service like our platform have recently come under increased public scrutiny, and federal and state governmental authorities have increased their enforcement activity and demonstrated varying interpretations of existing laws.

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

In Canada, the legal and regulatory framework governing privacy, including health information privacy, is evolving rapidly, particularly with respect to the use of AI and digital health technologies. Federal and provincial regulators, as well as consumer advocacy groups, have called for new legislation and amendments to existing laws, increased regulatory oversight and enforcement, and have advanced differing interpretations of current requirements. The expanding and increasingly complex patchwork of Canadian privacy and health privacy laws may increase our compliance obligations and expose us to significant fines, penalties, regulatory investigations, and private rights of action in the event of actual or alleged noncompliance, including breaches or improper handling of personal health information. Compliance with these evolving requirements may require us to modify our business practices, systems, and controls, resulting in increased operational costs, potential limitations on our products and services, and adverse effects on demand for our offerings in Canada.

Additionally, in the European Union and the United Kingdom, the legal and regulatory framework governing privacy, data protection, and international data transfers continues to evolve through legislative developments, judicial decisions, regulatory guidance, and enforcement activity. For example, in July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from the EEA to the United States under the EU-U.S. Data Privacy Framework (which was followed in October 2023 with the adoption of an adequacy decision in the United Kingdom for the UK-United States Data Bridge). However, the adequacy decision does not foreclose, and continues to face, legal challenges, and the ongoing legal uncertainty may increase our costs and impact our ability to efficiently process personal data from the EEA or the UK. Under the EU GDPR and UK GDPR, data protection authorities in these territories have the power to impose significant administrative fines for violations, which may also lead to damages claims by data controllers and data subjects.

In Australia, the legal and regulatory framework governing privacy, health information, cybersecurity, consumer protection, and AI continues to evolve and has become increasingly enforcement-driven. Recent and proposed reforms to the Privacy Act 1988 (Cth) have expanded the powers of the OAIC, increased available penalties, introduced additional enforcement mechanisms, and strengthened expectations regarding governance, transparency, security, and accountability. Regulators, including the OAIC and the ACCC, are increasingly scrutinizing digital products, customer acquisition channels, online choice architecture, subscription models, profiling, personalized marketing, and the development and deployment of AI systems. These developments may require us to modify our products, services, systems, or business practices, increase our compliance costs, or subject us to increased regulatory scrutiny, investigations, litigation, penalties, or other liability.

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

Security breaches, loss of data, and other disruptions, including attacks facilitated by AI, could compromise sensitive information related to our business or customers, or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

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

Increased global IT security threats and more sophisticated and targeted computer crime, including through the use of increasingly sophisticated AI tools, pose a risk to the security of our systems, Facilities, operations, supply chain, and networks and to the confidentiality, availability, and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft and destruction of corporate information, intellectual property, cash, or other valuable assets. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems. A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our vendors or other third-party service providers maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. As a result, a security breach or privacy violation could result in material increased costs or loss of revenue. AI may enable malicious actors to automate attacks, increase their speed, scale and sophistication, and exploit previously unknown or unremediated system vulnerabilities. These developments may shorten the time between vulnerability discovery and exploitation and make attacks more difficult to detect and counteract.

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

Any such breach or interruption of our systems or any of our third-party information technology partners, could compromise our networks or data security processes and sensitive, confidential, or proprietary information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Any such interruption in access, improper access, disclosure or other loss of such information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of customer information or other personal information, and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, Facilities, or supply chain, including our ability to operate our platform and perform our services, our ability to operate our Facilities, fulfill orders, provide customer assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future offerings, and engage in other user and clinician education and outreach efforts. Any such breach or disruption could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our business and competitive position. We may also not be fully indemnified for the costs we may incur as a result of any such breach at one of our vendors or other third-party service providers.

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

Fiscal year 2024 represented our first full year of profitability on a net income basis. For the year ended December 31, 2025, we had net income of $128.4 million, and Adjusted EBITDA of $318.0 million, compared to net income of $126.0 million and Adjusted EBITDA of $176.9 million for the year ended December 31, 2024. There can be no assurance that we will be able to maintain our profitability in any given period. For example, for the three and nine months ended September 30, 2026, we had net loss of $33.0 million and $211.4 million, respectively. We have incurred more losses than profits since our inception, and have an accumulated deficit of $325.2 million as of September 30, 2026. We expect our costs will increase in the foreseeable future and we may not be able to maintain profitability in any given period as we expect to continue to invest significant additional funds towards growing our platform, including through acquisitions, growing our Provider network, growing the capabilities of the Pharmacies and enhancing our pharmacy fulfillment system, operating as a public company, increasing our customer base, hiring certain employees, and developing new products and technological capabilities to enhance our customers’ experience on our platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. To date, we have financed our operations principally from the sale of equity and convertible debt instruments, revenue from our platform, and the incurrence of indebtedness. While we had positive cash flows from operations for the years ended December 31, 2025, 2024, and 2023, we may not generate positive cash flows from operations in any given period.

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
•the timing of revenue recognition in a particular period;
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
•instability in the financial markets;
•global economic and trade conditions, including tariffs, economic sanctions, and trade restrictions; and
•political, economic, and social instability, including as a result of ongoing geopolitical conflicts, including war, or terrorist activities, and any disruption these events may cause to the global economy.

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

As of September 30, 2026, we had $14.0 million in letters of credit outstanding under our revolving credit facility sub-limit and $1.4 billion principal amount of indebtedness under the Convertible Notes. We may also incur additional indebtedness, including under our revolving credit facility, to meet future financing needs. Our indebtedness could have significant negative consequences for our securityholders and our business, results of operations and financial condition by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our Class A common stock under the authorized 2025 Share Repurchase Program during the three months ended September 30, 2026.

Item 5. Other Information

(c)    Insider trading arrangements.

During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Name and Title of Insider	Adoption, Modification or Termination	Applicable Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement? (Y / N) (1)	Aggregate Number of Securities Subject to the Trading Arrangement
Irene Becklund, Former Chief Accounting Officer(2)	Termination	8/12/2026	2/26/2026 - 2/25/2027	Y	52,499
Andrew Dudum, Director and Chief Executive Officer	Adoption	9/1/2026	12/15/2026 - 9/8/2027	Y	2,836,791
______________
(1)Denotes whether the trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) when adopted.
(2)Ms. Becklund resigned from the Company effective October 9, 2026.

Item 6. Exhibits

Exhibit No.	Description
10.1
Master Receivables Purchase Agreement, dated as of July 1, 2026, among XeCare LLC and Apostrophe Pharmacy LLC, as sellers, and JPMorgan Chase Bank, N.A., as purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

10.2
Amendment No. 5, dated as of August 25, 2026, to Revolving Credit and Guaranty Agreement, dated as of February 18, 2025, by and among Hims & Hers Health, Inc., the Guarantors party thereto, the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.*

10.3
Amending Deed No. 2, dated as of September 29, 2026, to Securities Sale Deed, dated as of February 19, 2026, by and among H&H Australia Intermediate Holdings Pty Ltd (fka Horizon BidCo Pty Ltd) ACN 694 778 375, Hims & Hers Health, Inc., Hims, Inc. and the sellers named therein.*

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
November 9, 2026

Hims & Hers Health, Inc.

By:	/s/ Oluyemi Okupe
Name: Oluyemi Okupe
Title: Chief Financial Officer
(Principal Financial Officer)